Form 10QSB
period 1999-09-30
ADVANCED PLANT PHARMACEUTICALS INC
filed 1999-11-15
CIK 943535

               ===================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                              ---------------      -------------------

                         Commission file number 0-30256


                      ADVANCED PLANT PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                        59-2762023
            (State or other jurisdiction of                 (I.R.S. Employer
            incorporation or organization)                  Identification No.)

            43 West 33rd Street
            New York, New York                                   10001
            (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:   (212) 695-3334


            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     No X
                                             ----   ---

                         ------------------------------

            The number of shares outstanding of the Registrant's common stock is 108,499,506 (as of 11/11/99).

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                        QUARTER ENDED SEPTEMBER 30, 1999

                              ITEMS IN FORM 10-QSB



                                                                          PAGE
                                                                          ----

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements                                            4

Item 2.     Management's Plan of Operation                                 10


PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                             None

Item 2.     Changes in Securities
              and Use of Proceeds                                         None

Item 3.     Defaults Upon Senior Securities                               None

Item 4.     Submission of Matters to
              a Vote of Security Holders                                  None

Item 5.     Other Information                                             None

Item 6.     Exhibits and Reports on Form 8-K                               11


SIGNATURES                                                                 13

                                     PART I
                              Financial Information



Item 1. Financial Statements.

                       Advanced Plant Pharmaceuticals, Inc
                                  Balance Sheet
                            As of September 30, 1999
                                   (Unaudited)




                                                         ASSETS

Current assets:

    Cash and cash equivalents                                                     $    12,884
                                                                                  -----------
       Total current assets                                                            12,884

Other assets                                                                            9,383
                                                                                  -----------
                                                                                  $    22,267
                                                                                  ===========


                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

    Accounts Payable                                                              $   134,323
    Accrued expenses payable                                                          645,575
    Loans payable                                                                      49,058
    Due to distributor                                                                103,500
                                                                                  -----------
       Total current liabilities                                                      932,456
                                                                                  -----------


Shareholders' Equity:

    Common stock, $.0007 par value, 120,000,000
     shares authorized and 108,499,506 shares issued                                   75,950
    Capital in excess of par value                                                  3,878,389
    Accumulated deficit                                                            (4,819,348)
    Treasury shares at cost                                                              (180)
    Stock subscriptions receivable                                                    (45,000)
                                                                                  -----------

       Total shareholders' equity                                                    (910,189)
                                                                                  -----------

                                                                                  $    22,267
                                                                                  ===========


                 See accompanying notes to financial statements.

                 Advanced Plant Pharmaceuticals, Inc.
                       Statements of Operations
                             (Unaudited)

                                                            Three Months Ended                            Nine Months Ended
                                                               September 30,                                September 30,
                                                         1999                1998                      1999               1998
                                                       ------------------------------               ----------------------------


    Net Sales                                          $   1,248        $      59                   $   6,849        $     157

    Cost of goods sold                                     1,720              765                       9,051              834
                                                       ------------------------------               ----------------------------
          Gross profit                                      (472)            (706)                     (2,202)            (677)
                                                       ------------------------------               ----------------------------


    Operating expenses:

       Research and development                                -                -                       1,000           24,428
       General and administrative                        147,765          112,409                     488,473          442,777
                                                       ------------------------------               ---------------------------
          Total operating expenses                       147,765          112,409                     489,473          467,205
                                                       ------------------------------               ---------------------------
            Operating loss                              (148,237)        (113,115)                   (491,675)        (467,882)

    Other expense (income)                                     -                -                           -                -

                                                       ------------------------------               ---------------------------
          Loss before provision for income taxes        (148,237)        (113,115)                   (491,675)        (467,882)

    Provision for income taxes                                 -                -                           -                -


                                                       ------------------------------               ---------------------------
          Net loss                                     $(148,237)       $(113,115)                  $(491,675)       $(467,882)
                                                       ==============================               ===========================

    Loss per common share                              $   (0.00)       $   (0.00)                  $   (0.01)       $   (0.01)
                                                       ==============================               ===========================







                     See accompanying notes to financial statements.

                               Advanced Plant Pharmaceuticals, Inc.
                                     Statement of Cash Flows
                                           (Unaudited)


                                                                   Nine Months Ended September 30,
                                                                   1999                     1998
                                                                ----------------------------------

Cash Flows from Operating Activities:

   Net Loss from operations                                     $(491,675)               $(467,882)

   Adjustments to reconcile net loss from
    operations to net cash used by operating activities:

      Amortization expense                                            475                      475
      Services paid with common stock                             290,799                  134,981
      Decrease in prepaid expenses                                 12,153                    8,489
      Decrease in accounts payable                                (19,965)                  (4,257)
      Increase(decrease) in accrued expenses                      (86,580)                 115,825
                                                                ----------------------------------
      Net cash used by operations                                (294,793)                (212,369)
                                                                ----------------------------------

                                                                ----------------------------------
Cash Flows from Investing Activities:                                   -                        -
                                                                ----------------------------------



Cash Flows from Financing Activities:

   Proceeds from short-term loans payable                          37,479                   13,278
   Payments on short-term loans payable                                 -                   (5,099)
   Net proceeds from issuance of common stock                     266,000                  148,448
   Stock subscriptions collected                                        -                   54,650
                                                                ----------------------------------
      Net cash provided by financing activities                   303,479                  211,277
                                                                ----------------------------------
Net increase in Cash and cash equivalents                           8,686                   (1,092)

Cash and cash equivalents at beginning of period                    4,198                    2,684

                                                                ----------------------------------
Cash and cash equivalents at end of period                      $  12,884                $   1,592
                                                                ==================================


Supplemental Cash Flow Information:

   Cash Paid During the Period for:

      Interest                                                          -                        -
                                                                ==================================
      Income Taxes                                                      -                        -
                                                                ==================================

   Information about Noncash Activities:

      Common stock issued to satisfy loans and litigation       $ 126,600                $  23,906
                                                                ==================================
      Common stock issued for services                          $ 290,799                $ 134,981
                                                                ==================================


                 See accompanying notes to financial statements.

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)




1.    BASIS OF PRESENTATION:

      The accompanying unaudited financial statements of Advanced Plant Pharmaceuticals, Inc. ("APPI" or the "Company") as of September 30, 1999 have been prepared in accordance with generally accepted accounting principles for interim information. Accordingly, certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments of a recurring nature considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire year or any other period.

      These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998.

2.    NATURE OF OPERATIONS:

      APPI focuses on the research and development of plant based dietary supplements. During July 1999, the Company acquired exclusive rights and interests to a thirteen step process which utilizes virtually the whole of the nutrients found in plants to manufacture all natural herbal dietary supplements. The Company intends to use this process to manufacture products that it hopes to distribute worldwide through various sales distribution contracts.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Cash Equivalents:

      For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

      Other Assets:

      Other assets consist of patents and a security deposit.

      Patents are amortized on a straight-line method over their economic lives and are reviewed for impairment whenever the facts and circumstances indicate that the carrying amount may not be recoverable.

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

      Research & Development Costs:

      Research and development costs are expensed as incurred.

      Income Taxes:

      APPI has incurred significant losses from operations. The Company has elected not to record any tax benefits relating to potential net operating loss carryforwards due to the uncertainty of realizing those benefits.

      The Company intends to follow Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes" when either operations achieve profitability or the realization of net operating loss benefits can more readily be measured, whichever comes first.

      Earnings per Share:

      Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" discusses the computation and presentation of earnings per share ("EPS"). Basic EPS, as defined by SFAS No. 128, is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the reporting period, ignoring any potential effects of dilution. Diluted EPS reflects the potential dilution that would occur if securities, or other contracts to issue common stock, were exercised or converted into common stock that then shared in the earnings of the entity.

      There were 1,900,000 common stock options outstanding as of September 30, 1999. As a result of the losses reported in the periods presented these options, if exercised, would be antidilutive. Accordingly, only Basic EPS is presented in these financial statements. The weighted-average number of shares used in the computation of per share data was 108,499,506 and 48,210,655 for the three months ended September 30, 1999 and 1998, respectively. For the nine-month periods then ended, the weighted-average number of shares was 88,596,753 in 1999 and 46,320,868 in 1998.

      Stock-Based Compensation:

      APPI has satisfied various loans, trade payables, employee back-wages and other liabilities through the issue of its common stock. The Company accounts for such stock-based compensation using the fair-value method as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has also issued stock options to key employees. As permissible under SFAS No. 123, the Company accounts for stock options using the intrinsic value method as prescribed under Accounting Principles Board Opinion No. 25.

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Use of Estimates:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from these estimates.

4.    CAPITAL STOCK:

      The Company is authorized to issue 120 million shares of it common stock, par value $.0007 per share. The holders of common stock are entitled to one vote for each share held on all matters to be voted on by stockholders.

      The Company is also authorized to issue 5 million shares of preferred stock, par value $.0007 per share. There is currently no preferred stock outstanding and the company has no current plans to issue preferred stock.

Item 2. Management's Plan of Operation.

        (i) The Company believes that it currently has enough cash available to enable it to operate for the next four months. The Company has had minimal sales of its products and has primarily financed its operations, research and development with the proceeds of the sale of its common stock. In order to satisfy the Company's operations at least the eight months thereafter, the Company will be required to raise additional capital, which it intends to do through further debt and/or equity financing. The Company has not secured commitments for such financings and its failure to do so will have a material adverse effort on the Company and its operations.

        (ii) The Company intends to use its Process to expand the Company's product line to include herbal dietary supplements such as St. John's Wort, Kava Kava, Ginko Biloba and Echinacea. The Company estimates that the initial production and preliminary marketing of these four herbal products to potential domestic and international distributors and wholesalers will cost approximately $60,000.

        (iii) The Company does not expect to purchase or sell any manufacturing facilities or significant equipment over the next twelve months.

        (iv) The Company does not foresee any significant changes in the number of employees it will employ over the next twelve months.

        The Year 2000

        The concern known as "The Year 2000" problem or "Y2K" issue is the result of computer programs being written using two digits rather than four to define the applicable year. Failure of a computer program to recognize a date using "00" as 2000 instead of 1900 could result in a system failure or miscalculations causing disruptions of operations. To date, the Company is unaware of any situation of non-compliance which would materially adversely effect its operations or financial condition. The Company has three computers used for the operation of its office, which the Company believes are Y2K compliant. The Company does not own or operate any equipment which has computer imbedded technology used in its operations. There can be no assurance that the computer systems of other companies with which the Company transacts business will be Y2K compliant and the Company has not made any inquiries to ascertain Y2K compliance by such other companies.

                                     PART II


                                OTHER INFORMATION

ITEM 6.                 EXHIBITS AND REPORTS ON FORM 8-K

(a)         EXHIBITS.

EXHIBIT
NUMBER

3.1         Articles of Incorporation of the Company, as amended (1)

3.2         By-Laws of the Company (1)

27.1*       Financial Data Schedule

--------------
*           Filed herewith.

(1) Filed as an Exhibit to the Company's Form 10-SB, dated July 23, 1999, and incorporated herein by reference.



(b)         REPORTS ON FORM 8-K.

            No reports on Form 8-K were filed during the third quarter of the fiscal year ending December 31, 1999.

                           FORWARD LOOKING INFORMATION

            This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. For example, statements included in this Quarterly Report regarding Management's plans and objectives for the future and assumptions and predictions about products and sales are all forward-looking statements. When used herein, words like "intend," "anticipate," "believe," "estimate," "plan" or "expect," as they relate to the Company, are intended to identify forward-looking statements. The Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to it on the date of this Quarterly Report, but no assurances can be given that these assumptions and expectations will prove to have been correct or that the Company will take any action that it may presently be planning. The Company is not undertaking to publicly update or revise any forward-looking statement if it obtains new information or upon the occurrence of future events or otherwise.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ADVANCED PLANT PHARMACEUTICALS, INC.


                                        By:/s/ David Lieberman
                                           -------------------
                                            David Lieberman
Date:       November 11, 1999               President

Exhibit Index

EXHIBIT
NUMBER

3.1         Articles of Incorporation of the Company, as amended (1)

3.2         By-Laws of the Company (1)

27.1*       Financial Data Schedule

--------------
*           Filed herewith.

(1) Filed as an Exhibit to the Company's Form 10-SB, dated July 23, 1999, and incorporated herein by reference.