Form 10KSB
period 1999-12-31
ADVANCED PLANT PHARMACEUTICALS INC
filed 2000-03-30
CIK 943535

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    --------

                                   FORM 10-KSB

(Mark One)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ---------------------





                         Commission file number 0-30256

                      ADVANCED PLANT PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                59-2762023
        (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)               Identification No.)

          43 West 33rd Street
         New York,  New York                                  10001
 (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:   (212) 695-3334

                                    Title of Class        Exchange on Which Registered
                                    --------------        ----------------------------
Securities registered pursuant            N/A
to Section 12(b) of the Act:

Securities registered pursuant      Common Stock          Over-the-counter bulletin board
to Section 12(g) of the Act:        $.007 Par Value

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X     No
                                               -----       ------

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B ss.228.405 of this chapter is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB
                                                 -----

                   ----------------------------------

        The number of shares outstanding of the Registrant's common stock is 108,499,506 (as of March 23, 2000). The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $ 37,741,277 (as of March 24, 2000, based upon a closing price of the Company's Common Stock on the over-the-counter bulletin board on such date of $0.45.

                              DOCUMENTS INCORPORATED BY REFERENCE

None.



===============================================================================

                             ADVANCED PLANT PHARMACEUTICALS, INC.
                            INDEX TO ANNUAL REPORT ON FORM 10-KSB
                      FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                     ITEMS IN FORM 10-KSB
                                     --------------------                                 Page
Facing page                                                                               ----
Part I
------
        Item 1.       Business...........................................................    3
        Item 2.       Properties.........................................................    6
        Item 3.       Legal Proceedings..................................................    6
        Item 4.       Submission of Matters to Vote of Security Holders.................. None
Part II
-------
        Item 5.       Market for the Registrant's Common Equity and Related
                      Stockholder Matters................................................    7
        Item 6.       Management's Discussion and Analysis
                      or Plan of Operations..............................................    8
        Item 7.       Financial Statements...............................................    9
        Item 8.       Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure.............................  N/A
Part III
--------
        Item 9.       Directors, Executive Officers, Promoters and Control Persons;
                       Compliance With Section 16(a) of the Exchange Act.................   10
        Item 10.      Executive Compensation.............................................   11
        Item 11.      Security Ownership of Certain Beneficial Owners
                      and Management.....................................................   14
        Item 12.      Certain Relationships and Related Transactions.....................   15
        Item 13.      Exhibits, and Reports on Form 8-K..................................   17
Signatures...............................................................................   19

PART I.

ITEM 1.    BUSINESS

        DESCRIPTION OF BUSINESS.

        Business development. Our company was incorporated in the State of Delaware in1986, under the name Ventra Management, Inc. ("Ventra"). On July 20, 1994, we amended Ventra's Certificate of Incorporation to change our name to Advanced Plant Pharmaceuticals, Inc.

        Business of the Company; principal products and services. We are a development stage company that utilizes whole plants to develop all natural dietary supplements. We have what we believe is a unique thirteen step process (the "Process") utilizing whole plants for the production of dietary supplements. We believe that our Process will (i) preserve, in the dietary supplements produced with such Process, virtually the whole of the natural ingredients found in the plant and (ii) will result in all of the dietary supplements produced with such Process using the same plants in the same proportions, having near identical ingredient formulations. We believe that the current technology used by other producers of dietary supplements extracts natural ingredients and nutrients from a plant through an extraction process using alcohol which, we believe, changes the chemical formation of the plant and destroys many of the natural ingredients the plant has to offer. Our Process however, utilizes the whole plant without the use of alcohol and allows the use of nearly the whole of the natural ingredients available from the plant.

         We have applied our Process to manufacture garlic in the form of a dietary supplement. According to Paavo Airola, P.H.D., author of The Miracle of Garlic, Garlic is believed to have preventive and/or therapeutic benefits in the treatment of high blood pressure, atherosclerosis, tuberculosis, arthritis and cancer. We hope to expand our product line, using the Process, to produce dietary supplements from herbs such as St. John's Wort, Kava Kava, Ginko Biloba and Echinacea. While we hope to apply for a patent on our Process, we, as of the date of this report, do not have the necessary funds to make or prosecute any patent application.

        We have also developed two dietary supplements, Lo-Chol and Perthon/Abavca (the latter hereafter referred to as "ACA"), which are comprised of several specific botanical components. The labels for our products contain statutory disclaimers in accordance with the requirements of the Federal Food, Drug and Cosmetic Act, as amended by the Dietary Supplement Health and Education Act of 1994, stating that the products have not been evaluated by the Food and Drug Administration ("FDA") and that the products are not intended to diagnose, treat, cure, or prevent diseases, and the label does not contain a claim that the product will diagnose, mitigate, treat, cure, or prevent a specific disease or class of disease.

        We believe that our patented, all natural, dietary supplement, Lo-Chol, comprised of six specific botanical components, is a cholesterol lowering agent. Our belief with respect to the cholesterol lowering qualities of Lo-Chol is based on a study of four hundred people performed in Australia by several physicians hired by the Company to do such study in 1990. Such study indicated that when used in the context of good dietary practices, Lo-Chol not only lowers total cholesterol and triglycerides, but also increases HDL (High
Density Lipoprotein which is health associated cholesterol) and balances the proportion of HDL to LDL (Low Density Lipoprotein which is disease associated cholesterol). Because we believe that Lo-Chol, as a dietary supplement, does not need to be approved by the FDA, such studies performed with Lo-Chol were not performed in accordance with FDA standards and therefore we cannot give any assurance that this dietary supplement would receive FDA approval as an effective treatment for high cholesterol. Furthermore, pursuant to the federal statute referred to above, the label used for the Lo-Chol package cannot make a claim that Lo-Chol lowers cholesterol or triglycerides.

        We have also developed an all natural dietary supplement called ACA which we believe is an immune system enhancer. We believe that ACA has the ability to improve the quality of life of patients suffering from HIV-AIDS; specifically, to reverse glandular swelling, promote weight gain, improve response to skin hypersensitivity tests and increase the circulating concentration of helper T cells (CD4-positive cells). Our belief with respect to the therapeutic qualities of ACA is based on a limited study of fifteen patients suffering from HIV-AIDS in Australia performed by several physicians that we hired to do such study between 1989 and 1993. Such study of the effectiveness of ACA was not performed in accordance with FDA standards and therefore we cannot give any assurance that this dietary supplement would receive FDA approval as an effective treatment for HIV-AIDS. Although we believe that ACA, as a dietary supplement, does not need to be approved by the FDA, ACA has received from the FDA the status of an investigational new drug ("IND") which permits us to proceed with Phase I/II clinical trials. Furthermore, pursuant to the federal statute referred to above, the label used for the ACA package cannot make a claim that ACA is an effective treatment for HIV-AIDS.

        We have also purchased the exclusive rights and interests to various natural and herbal allergy and sinus formulations, which were developed by Dr. Leonard Bielory, Director of Allergy and Immunology and Director of the Asthma and Allergy Research Center at UMDNJ-New Jersey Medical School. We hope to research such formulations so that when developed as herbal dietary supplements, they may have a positive effect on bronchodilation, pulmonary functions and antagonism of asthma mediators such as histamines. We believe that our formulations will improve the symptoms seen in patients with allergic rhinitis such as runny and watery noses, sneezing and itching. Dr. Bielory is one of the two members of our Board of Directors and the owner of 630,000 shares of our common stock. In addition, in consideration of his selling us the allergy and sinus formulations, we have agreed to grant to Dr. Bielory options to purchase 18,000,000 shares of our common stock at an exercise price of one thousandths of one cent per share, but only after our shareholders approve an increase in the number of shares of our common stock we are authorized to issue. In addition we are obligated to pay to Dr. Bielory a royalty of $.01 for each bottle of his allergy and nasal formulations we sell and issue him up to 5,000,000 additional shares of our common stock for each $20,000,000 of revenues we receive from the sale of such allergy and sinus formulations.


        Distribution of products. We intend to market and sell our dietary supplements to customers in domestic and foreign markets. In June 1999, we entered in to an exclusive distribution agreement with Ambar Pharmacies and Health, Inc. ("Ambar") for the sale of our products in Israel. Such distribution agreement is for a period of two years and requires Ambar to purchase a minimum of $88,290 of the Company's products in the first two years. On July 1, 1999, we entered into an exclusive distribution agreement with Manayer Najd Trading & Medical Supplies Co. ("MNM") for the distribution of our products in Saudi Arabia and with Manayer Egypt Trading & Medical Supplies Co. ("MEM") for the distribution of our products in Egypt. Each agreement is for a period of five years from the date that MNM and/or MEM receives a registration certificate from their respective countries. MNM has begun the application process for such certificate in Saudi Arabia, but has not yet received approval. MEM has begun the application process for such certificate in Egypt, but has not yet received approval. Such distribution agreements commit MNM and MEM to purchase products from us for not less than an aggregate of $4,681,140 in such five year period. The Lo-Chol and ACA capsules to be sold by such distributors will be manufactured for us by third party manufacturers. In November 1999, we entered into a six month agreement with Gold River Pharm, Ltd. ("Gold River") in which we gave Gold River exclusive rights to distribute our products in Hong Kong and in January, 2000 we entered into an agreement with Santex S.A., a French corporation, in which Santex agreed to, on a best efforts basis, introduce us to distributors in Europe and in Asia. We have has also made minimal sales of our products over our Internet site at http://www.Advanced Plant Pharm.com. We can give no assurance that profitable operations can be attained through the commercial sale of our products. As of March 27, 2000, we have not received any revenues as a result of any of those agreements.

        We maintain an Internet site at http://www.Advanced Plant Pharm.com for access to information about us and for purchase of our products on-line. Our products are also available for purchase on other web sites. Our sales to date have been insignificant.

        Sources of material. We use a raw material supplier located in Brooklyn, New York, as our main supplier and source for the specific plants and other ingredients used for manufacturing our dietary supplements. We believe that there are many other suppliers from which we can purchase the plants and other ingredients we need.

        Patents and trademarks. We have a patent for our herbal composition, Lo-Chol, patent No. 5,707,631, that was issued by the U.S. Patent Office to us on January 13, 1998. Lo-Chol is patented as an all-natural, fully standardized, dietary supplement comprised of 6 specific botanical components to act synergistically to help maintain healthy cholesterol levels.

        Government regulations. In accordance with the Federal Food, Drug and Cosmetic Act, as amended by the Dietary Supplement Health and Education Act of 1994 ("FD&C Act"), we believe that we meet specific requirements in labeling our products. Specifically, the statute requires that dietary supplements be labeled as such, that the dietary support claim be submitted to the FDA within thirty days after its first use, that the labeling bear a statutorily-prescribed disclaimer stating that the claim has not been evaluated by the FDA and that the product is not intended to diagnose, treat, cure, or prevent diseases, and that the labeling does not contain a claim that the product will diagnose, mitigate, treat, cure, or prevent a specific disease or class of disease.

        Number of employees. We currently employ four full-time persons and we employ one part time consultant. We believe that our relations with our employees are satisfactory. None of our employees are represented by a union.

        c)   REPORTS TO SECURITY HOLDERS:

        The Company is not currently subject to the reporting requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. Since the effectiveness of our Form 10-SB, we have filed and will continue to file annual and quarterly reports with the Securities and Exchange Commission ("SEC"). The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the SEC's Public Reference Room by calling the SEC at 1-800--SEC-0330. We are an electronic filer and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which may be viewed at http://www.sec.gov.


ITEM 2.    PROPERTIES

        We lease office space at 43 West 33rd Street, New York, New York 10001, all of which we currently use as our principal executive offices. Our lease for such premises expires on October 30, 2000. We pay base rent of $1,995 per month.

ITEM 3.    LEGAL PROCEEDINGS

        There are presently no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of the our knowledge, no such actions against us are contemplated or threatened.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY
           AND RELATED STOCKHOLDER MATTERS


        a. Market Information.

        Our common stock is listed on the over-the-counter bulletin board ("OTCBB"), under the symbol "APPI". The following table sets forth the high and low bid prices of our common stock for each of the following quarters:

                                                                   HIGH                LOW
                                                                 --------            -------
FISCAL YEAR ENDED DECEMBER 31, 1998
-----------------------------------
First quarter............................................          $0.15             $0.0625
Second quarter...........................................         $0.125             $0.0625
Third quarter............................................          $0.07              $0.03
Fourth quarter...........................................         $0.0625             $0.02

FISCAL YEAR ENDED DECEMBER 31, 1999
-----------------------------------
First quarter............................................          0.125              0.025
Second quarter...........................................          $.10               $.025
Third quarter............................................          $0.09              $.0625
Fourth quarter...........................................          $.25               $.0625



        Such over-the-counter market quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

        b. Holders

        As of March 23, 2000, there were 338 record holders of our common stock. To the best of our knowledge, such figure does not take into account those stockholders whose certificates are held in the name of broker-dealers or other nominees. We believe that there are more beneficial owners of our common stock, most of whose shares are held in street name.

        c. Dividends

        We have never paid cash dividends or made distributions on our common stock, and we do not anticipate that we will pay cash dividends or make distributions on our common stock in the foreseeable future.
We have sustained significant recurring operating losses and will not have available retained earnings to pay out any dividends in the near future.

        d. Recent Sale of Unregistered Securities

        During the first two quarters of our 1999 fiscal year we issued shares of our common stock for cash or services rendered to us and we granted options to purchase our common stock for services rendered to us, absent registration under the Securities Act of 1933, as amended, pursuant to exemptions provided by Regulation D and pursuant to Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering. See Item 4 entitled "Recent Sale of Unregistered Securities" in our Form 10SB dated July 23, 1999 which is filed with the SEC.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR
           PLAN OF OPERATIONS

        Plan of Operation.

      (i) We believe that currently we have enough cash on hand to enable us to operate until September 1, 2000. We have had minimal sales of our products and have primarily financed our operations, research and development with the proceeds of the sale of our common stock (See section entitled - "Recent Sales of Unregistered Securities"). Should we aggressively expand manufacturing and the distribution of our products, we may need additional funding for such purposes. We may be materially adversely affected if we are unable to secure sufficient funds to finance our manufacturing and distribution activities.

        (ii) We intend to use our Process to expand our product line to include herbal dietary supplements such as St. John's Wort, Kava Kava, Ginko Biloba and Echinacea. We estimate that the initial production and preliminary marketing of these four herbal products to potential domestic and international distributors and wholesalers will cost approximately $60,000.

        (iii) We do not expect to purchase or sell any manufacturing facilities or significant equipment over the next twelve months.

        (iv) We do not foresee any significant changes in the number of employees we will employ over the next twelve months.

ITEM 7.    FINANCIAL STATEMENTS

        Reference is made to the Financial Statements referred to in the accompanying Index, setting forth the financial statements of Advanced Plant Pharmaceuticals, Inc., together with the report of Michael C. Finkelstein & Co. dated March 15, 2000.

PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS
           OF THE REGISTRANT


DIRECTORS AND EXECUTIVE OFFICERS

        The following table sets forth, as of the date of this filing, the name, age and position of each of our executive officers and directors and the terms of office of each executive officer and director.

               Name                 Age                Position
             -------              -------            ------------
        David Lieberman             37                President and Director

        Dr. Leonard Bielory         45                Chairman and Scientific Director

        Barry Clare                 41                Chief Operating Officer

        David Lieberman, has served as our President since July 1, 1996 and is a member of our Board of Directors since June 1996. Since 1991, he has worked in the offices of the Chief Rabbi of Bnai Brak, Israel. He also serves as a consultant for Osem Industries, Inc., an international food conglomerate located in Israel.

        Barry Clare has served as our Chief Operating officer since April 1998. Mr. Clare served as the President of American Breaktime Industries, Inc., a private company engaged in the vending and food service business in the New York Metropolitan area for eight years until 1994. From 1994 to 1996, Mr. Clare served as Vice President and as a Director of International Investment Banking Corp., a privately held corporation, and from 1996 to 1998 served as Vice President and as a Director for Venture Capital Stage, Inc. and Intermediaries, Inc., two privately held companies that specialize in bridge funding and mergers and acquisitions.

        Leonard Bielory, M.D. has served as our Chairman since March 15, 2000. Dr. Bielory is presently the Director of the Division of Allergy, Immunology and Rheumatology and is the Director of the Division of Asthma and Allergy at the New Jersey Medical School where he is also an Associate Professor of Medicine, Pediatrics and Ophthalmology. Dr. Bielory serves as the Chairman of the Board and President of the University Physician Associates - the New Jersey Medical School Faculty Practice. Dr. Bielory currently serves as a consultant on allergy and immunology to Newark Beth Israel Hospital, Newark, NJ, and to Saint Barnabas Medical Center, Livingston, NJ.

        All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Our directors receive no cash compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        To the best of our knowledge, David Lieberman and Barry Clare, individuals who are executive officers, directors and/or beneficial owners of more than 10% of our common Stock, during the fiscal year ended December 31, 1999, have each untimely filed one report on Form 3. Such filings were required because we became a reporting company.

ITEM 10.       EXECUTIVE COMPENSATION

        The following table sets forth certain summary information concerning the compensation paid or accrued to our chief executive officer for each of the last three fiscal years. We have not paid compensation to any other executive officer or employee in excess of $100,000 on an annual basis.


                           SUMMARY COMPENSATION TABLE

                                                ANNUAL
                                             COMPENSATION                     STOCK AWARDS
                                           ----------------                 ----------------

                                                                    RESTRICTED
                                                                       STOCK
               NAME AND                            SALARY              AWARDS         OPTIONS
          PRINCIPAL POSITION              YEAR       ($)                 ($)            (#)
                                          ----       ---                 ---            ---
                                          1999      135,000 (1)           --        750,000 (4)
DAVID LIEBERMAN                           1998      135,000 (2)       50,000 (2)          0
  CHIEF EXECUTIVE OFFICER,.............   1997      135,000 (3)           --              0



(1) In 1999 we paid David Lieberman $19,000 and issued to him 17 million shares of our common stock valued at $170,000. $135,000 of the $170,000 was payment for his 1999 annual salary and the remaining $35,000 together with the $19,000 was payment against accrued salary payable to him from 1996.
(2) In lieu of salary owed pursuant to his employment agreement, David Lieberman received 800,000 shares of our common stock valued at $.0625 per share. Such issuance of common stock was in addition to the $85,000 accrued (but not yet paid) salary.
(3) Of the $135,000 owed to Mr. David Lieberman, $55,000 was paid to him, and the remainder of $80,000 accrued but not yet paid.
(4) Options to purchase 750,000 shares of common stock were granted to Mr. Lieberman in June, 1999, pursuant to this employment agreement.

        The following table sets forth certain information regarding the granting of options to our executive officers during the year ended December 31, 1999.

                             OPTION GRANTS IN LAST FISCAL YEAR

------------------------------------------------------------------------------------------------
                                     Individual Grants
                                     -----------------
    ---------------------------------------------------------------------------------------
          (a)                (b)             (c)               (d)            (e)

                          Number of       % of Total
                          Securities     Options/SARs
                          Underlying      Granted to        Exercise
                         Options/SAR     Employees in     or Base Price    Expiration
         Name             Granted (#)  Fiscal Year (1)      ($/Share)         Date
         ----             -----------  ---------------      ---------         ----
David Lieberman            750,000              33.3%            $.01      6/10/04

Barry Clare                750,000              33.3%            $.02      6/10/04


        The following table sets forth certain information regarding options exercised and exercisable during the fiscal year ended December 31, 1999 and the value of the options held as of December 31, 1999 by the Executive Officers.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUE




        The following table sets forth certain information regarding options exercisable during 1999 and the value of the options held as of December 31, 1999 by the Named Officers. None of the Named Officers exercised any options in 1999 nor did the Named Officers hold any options which were not exercisable at December 31, 1999.

                      NUMBER OF UNEXERCISED OPTIONS   VALUE OF UNEXERCISED IN-THE-MONEY
                                     AT                                   OPTIONS
NAME                          FISCAL YEAR END                     AT FISCAL YEAR END (1)
----                          ---------------                     ----------------------
David Lieberman                    750,000                               $86,250
Barry Clare                        750,000                               $78,750


------------------
(1) The difference between (x) the product of the unexercised options and the closing price of our common stock on December 31, 1999, as listed on the OTC Bulletin Board, less (y) the product of the unexercised options and the exercise price of such options.

Employment Agreements.

        On June 10, 1999, we renewed an employment agreement to provide for the continued employment of Mr. David Lieberman as the Company's president. The employment agreement provides for employment on a full-time basis and contains a provision that Mr. David Lieberman will not compete or engage in a business competitive with our current or anticipated business until the expiration of his agreement in June 2002. Pursuant to the agreement, we will pay Mr. David Lieberman a base salary of $135,000 per annum and we have granted him a five year option to purchase 750,000 shares of our common stock at an exercise price of $.01 per share. During 1999, we issued Mr. Lieberman 17 million shares of our common stock as partial payment against accrued salary payable to him.

        On June 10, 1999, we entered into an employment agreement with Mr. Barry Clare to serve as our Chief Operating Officer. Pursuant to the terms of this agreement, we will pay Mr. Clare a base salary of $75,000 per annum and we have granted him a five-year option to purchase 750,000 shares of our common stock at an exercise price of $.02 per share.

        On March 15,2000 we entered into an employment agreement with Dr. Leonard Bielory to serve as our scientific director. Pursuant to the terms of this agreement, we will pay to Dr. Bielory, on a monthly basis, the $126,000 that we owe to him for accrued consulting fees. This agreement is for a period of two years and we will pay Dr. Bielory monthly compensation ranging from $500 to $2,500 per month depending upon our net profits. We have also granted Dr. Bielory a five-year option to purchase 750,000 shares of our common stock at an exercise price of $.4375 and upon signing of his employment agreement we agreed to issue 225,000 restricted shares of our common stock to him.


ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information, to the best of our knowledge, as of March 23, 2000, with respect to each person known by us to own beneficially more than five percent (5%) of our common stock, and the name and shareholdings of each director, executive officer and all directors and executive officers as a group.

                                                                                                  Percent of Class
Title Of                  Name And Address                          Amount And Nature
   Class                Of Beneficial Owner                        Beneficial Owner (1)                   Of (1)
---------               -----------------------                    -------------------                ---------



Common                   David Lieberman                                    24,000,000 (2)                 18.1%
Stock                    37 Harotem Street
                         Ashdod, Israel 77572

Common                   Barry Clare                                           750,000 (3)                     *
Stock                    27 Curtis Place
                         Lynbrook, NY 11563

Common                   Dr. Leonard Bielory                                 1,380,000 (4)                 1.25%
Stock                    400 Mountain Avenue
                         Springfield, NY 07081

Common                   Officers and Directors                              26,130,000 (2)(3)(4)           19.4%
Stock                     as a group (3 persons)

* Represents less than 1% of our shares of common stock outstanding.

(1) The number of Shares of Common Stock beneficially owned by each person or entity is determined under the rules promulgated by the Securities and Exchange Commission (the "Commission"). Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power. The percentage of the company's outstanding shares is calculated by including among the shares owned by such person any shares which such person or entity has the right to acquire within 60 days after March 23, 2000. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares.

(2) Does not include 1,950,000 shares which Mr. Lieberman has the right to acquire upon exercise of stock options. On February 17, 2000, Mr. Lieberman voluntarily agreed not to exercise any of such options until that time that the stockholders of the Company agree to increase the number of shares of common stock that the Company is authorized to issue.

(3) Includes 750,000 shares which Mr. Clare has the right to acquire upon exercise of stock options.

(4) Includes 750,000 shares which Dr. Bielory has the right to acquire upon exercise of stock options.



        On July 16, 1999, we entered into a Technology Purchase Agreement with Mr. C.J. Lieberman whereby we acquired exclusive rights and interests to a thirteen step process which utilizes virtually the whole of the nutrients found in plants to manufacture herbal dietary supplements.

         On February 28, 2000, we entered into an Asset Purchase Agreement with Dr. Leonard Bielory whereby we acquired the exclusive rights and interests to various allergy and sinus formulations. (See Section entitled "Certain Relationships and Related Transactions").



ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Except as set forth below, during the past two fiscal years, we have had no transactions with any officer, director, or any shareholder owning greater than five percent (5%) of our issued and outstanding shares, nor any member of the above referenced individual's immediate family.

        We had entered into a three year consulting agreement with Mr. C.J. Lieberman, David Lieberman's brother, to provide consulting services to us with regard to the acquisition of new pharmaceutical products and in the areas of developing, manufacturing and marketing pharmaceutical products. On June 10, 1999, we entered into a new consulting agreement with C.J. Lieberman that superseded his previous agreement which was scheduled to expire on December 31, 1999, for his continued consulting services. Pursuant to such agreement, we agreed to pay C.J. Lieberman a consulting fee of $9,000 per month and have granted him a five year option to purchase 750,000 shares of our Common Stock, at an exercise price of $.02 per share. As of December 31, 1999, we were indebted to Mr. C.J. Lieberman for $188,527 for consulting fees accrued but not paid.

        On July 16, 1999, we entered into a Technology Purchase Agreement with Mr. C.J. Lieberman whereby we acquired exclusive rights and interests to a thirteen step process which utilizes virtually the whole of the nutrients found in plants to manufacture herbal dietary supplements. The purchase price for the process, 18,000,000 shares of our common stock, is conditioned on our stockholders voting in favor of increasing the number of shares we are authorized to issue to 250,000,000 shares. In addition, we agree to pay to Mr. C.J. Lieberman a royalty payment of $.01 per bottle with respect to each product manufactured with the Process, one percent of our suggested retail price of each product manufactured with the Process and ten percent of our net profits from the sale of products manufactured with the Process (net profits to be determined by our independent public accountants using generally accepted accounting principles). In the event that we enter into an agreement with a third party for the sale of products manufactured with the Process, which agreement unconditionally provides for payment to us of not less than $20,000,000, we shall issue to Mr. C.J. Lieberman up to twenty five million shares of our common stock at the rate of five million shares for each $20,000,000 required to be paid to us pursuant to such agreement.

        On February 28, 2000, we entered into an Asset Purchase Agreement with Dr. Leonard Bielory whereby we acquired the exclusive rights and interest to allergy and sinus formulations. As consideration we will grant Dr. Bielory options to purchase 18,000,000 shares of our common stock at an aggregate exercise price of $180.00, that is, an exercise price of one thousandths of one percent per share. Dr. Bielory's option is conditioned on our stockholders voting to increase the number of shares we are authorized to issue to 250,000,000 shares. In addition, we have agreed to pay Dr. Bielory a royalty payment of $.01 per bottle for each bottle using such formulations we acquired from Dr. Bielory, one percent of our suggested retail price of each bottle using such formulations and ten percent of our net profits from the sale of products manufactured with the Assets (net profits to be determined by our independent public accountants using generally accepted accounting principles). In the event that we enter into an agreement with a third party for the sale of products manufactured using such formulations, which agreement unconditionally provides for payment to us of not less than $20,000,000, we shall issue to Dr. Bielory up to twenty five million shares of our common stock at the rate of five million shares for each $20,000,000 required to be paid to us pursuant to such agreement.

                                  FORWARD LOOKING INFORMATION
                                     MAY PROVE INACCURATE

        This Annual Report on Form 10-K contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management, as well as assumptions made by and information currently available to us. When used in this document, the words "anticipate," "believe," "estimate," and "expect" and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including those described in this annual report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. We do not intend to update these forward-looking statements.





Item 13.                       EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits and Index Required

Exhibit Number
--------------
3.1.1          Articles of Incorporation of the Company, as amended (1)

3.2            By-Laws of the Company (1)

10.1           Employment Agreement by and between the Company and David Lieberman
               (1)

10.2           Stock Option Agreement by and between the Company and David Lieberman
               (1)

10.3           Employment Agreement by and between the Company and Barry Clare (1)

10.4           Stock Option Agreement by and between the Company and Barry Clare (1)

10.5           Employment Agreement by and between the Company and Dr. Bielory (*)

10.6           Distribution Agreement between the Company and Ambar Pharmacies and
               Health, Inc. (*)

10.7           Distribution Agreement between the Company and Manayer Najd Trading &
               Medical  Supplies Co. (1)


10.8           Distribution Agreement between the Company and Manayer Egypt Trading &
               Medical  Supplies Co. (1)

10.9           Technology Purchase Agreement between the Company and C.J.
               Lieberman (1)

10.10          Asset Purchase Agreement between the Company and Dr. Bielory (*)

27             Financial Data Schedule (*)

--------------
*       Filed herewith.

(1) Filed as an Exhibit to the Company's Form 10-SB, dated July 23, 1999, and incorporated herein by reference.




        (b)  REPORTS ON FORM 8-K.

The Company filed no Current Reports on Form 8-K during the fourth quarter of fiscal year ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 29, 2000                       Advanced Plant Pharmaceuticals, Inc.

                                            By:/s/ David Lieberman
                                               -------------------
                                                   David Lieberman
                                                   President



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                           Title                 Date

/s/David Lieberman           President and Chief          March 29, 2000
------------------           Executive Officer
David Lieberman              (Principal Executive
                             Officer)


/s/Leonard Bielory          Chairman and Director        March 29, 2000
-------------------
Leonard Bielory


/s/Barry Clare               Chief Operating              March 29, 2000
------------------           Officer
Barry Clare


/s/David Lieberman           (Principal Financial and     March 29, 2000
------------------            Accounting Officer)
David Lieberman

                                Table of Contents


                                                                                     Page
                                                                                     ----
Independent Auditor's Report                                                         F-2

Consolidated Balance Sheets                                                          F-3

Consolidated Statements of Operations                                                F-4

Consolidated Statements of Cash Flows                                                F-5

Consolidated Statements of Stockholders' Equity                                      F-6

Notes to the Financial Statements                                                 F-7 - F-14

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Advanced Plant Pharmaceuticals, Inc.

We have audited the accompanying balance sheet of Advanced Plant
Pharmaceuticals, Inc. (the "Company") as of December 31, 1999, and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all respects, the financial position of Advanced Plant Pharmaceuticals, Inc. as of December 31, 1999, and the results of their operations and their cash flows for each of the two years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has suffered recurring losses from operations and has negative working capital that raises substantial doubt about the ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Michael C. Finkelstein, CPA

Morganville, New Jersey
March 15, 2000

                    ADVANCED PLANT PHARMACEUTICALS, INC
                               BALANCE SHEET
                          AS OF DECEMBER 31, 1999

                                     ASSETS

         Current assets:

           Cash and cash equivalents                                           $     12,726
                                                                               --------------
             Total current assets                                                    12,726

         Other assets                                                                 9,228
                                                                               --------------
                                                                               $     21,954
                                                                               ==============


                    LIABILITIES AND SHAREHOLDERS' EQUITY

         Current Liabilities:
           Accounts Payable                                                    $     90,085
           Accrued expenses payable                                                 846,097
           Loans payable                                                            159,056
           Due to distributor                                                       103,500
                                                                               --------------
             Total current liabilities                                            1,198,738
                                                                               --------------


         Shareholders' Equity:
           Common stock, $.0007 par value, 120,000,000

            shares authorized and 108,499,506 shares issued                          75,950
           Capital in excess of par value                                         3,975,889
           Accumulated deficit                                                   (5,183,443)
           Treasury shares at cost                                                     (180)
           Stock subscriptions receivable                                           (45,000)
                                                                               --------------
             Total shareholders' equity                                          (1,176,784)
                                                                               --------------
                                                                               $     21,954
                                                                               ==============


                 See accompanying notes to financial statements.

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                             STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                 1999              1998
                                                             ------------       ------------


         Net Sales                                           $     7,695        $       157

         Cost of goods sold                                       25,770                834
                                                             ------------       ------------
             Gross profit                                        (18,075)              (677)
                                                             ------------       ------------

         Operating expenses:

           Research and development                               31,222             24,428
           General and administrative                            804,033            521,456
                                                             ------------       ------------
             Total operating expenses                            835,255            545,884
                                                             ------------       ------------

               Operating loss                                   (853,330)          (546,561)

         Other expense (income)                                    2,440             75,000
                                                             ------------       ------------
             Loss before provision for income taxes             (855,770)          (621,561)

         Provision for income taxes                                    -                  -
                                                             ------------       ------------
             Net loss                                        $  (855,770)       $  (621,561)
                                                             ============       ============


         Loss per common share                               $     (0.01)       $     (0.01)
                                                             ============       ============


                 See accompanying notes to financial statements.

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                             STATEMENT OF CASH FLOWS
                   FOR YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                 1999               1998
                                                             --------------     --------------


        Cash Flows from Operating Activites:

          Net Loss from operations                           $  (855,770)       $  (621,561)

          Adjustments to reconcile net loss from
           operations to net cash used by operating activities:

            Amortization expense                                     635                635
            Compensation expense attributed to stock options      97,500             -
            Services paid with common stock                      365,799            214,716
            Decrease in prepaid expenses                          12,153              8,694
            Decrease in accounts payable                         (64,203)            (4,170)
            Increase(decrease) in accrued expenses                38,942            165,219
            Change in certain other assets and liabilities         -                 (4,148)
                                                             --------------     --------------
            Net cash used by operations                         (404,944)          (240,615)
                                                             --------------     --------------


                                                             --------------     --------------
        Cash Flows from Investing Activities:                      -                  -
                                                             --------------     --------------



        Cash Flows from Financing Activities:

          Proceeds from short-term loans payable                 150,019             21,130
          Payments on short-term loans payable                    (2,547)            (5,099)
          Net proceeds from issuance of common stock             266,000            148,448
          Stock subscriptions collected                            -                 77,650
                                                             --------------     --------------
            Net cash provided by financing activities            413,472            242,129
                                                             --------------     --------------

        Net increase in Cash and cash equivalents                  8,528              1,514

        Cash and cash equivalents at beginning of period           4,198              2,684
                                                             --------------     --------------
        Cash and cash equivalents at end of period           $    12,726        $     4,198
                                                             ==============     ==============


        Supplemental Cash Flow Information:
          Cash Paid During the Period for:

            Interest                                               -                  -
                                                             ==============     ==============
            Income Taxes                                           -                  -
                                                             ==============     ==============

          Information about Noncash Activities:

            Common stock issued to satisfy loans payable     $    51,600        $    32,500
                                                             ==============     ==============
            Common stock issued for services                 $   365,799        $   214,716
                                                             ==============     ==============

                 See accompanying notes to financial statements.

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                   STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                            Common Stock           Capital                               Stock
                                       Number of                 in excess of  Accumulated   Treasury  Subscriptions
                                         Shares     Par Value     Par Value      Deficit      Stock     Receivable       Total
                                      -------------------------- ------------- ------------- ----------------------- -------------


Balance at December 31, 1997            43,935,918       30,755     2,868,855    (3,706,112)      (180)    (146,984)     (953,666)

   Issuance of common stock             10,849,639        7,595       388,069                                             395,664
   Collected stock subscriptions                                                                             77,650        77,650
   Cancelled stock subscriptions          (138,882)         (97)      (69,237)                               69,334       -
   Net loss for period                                                             (621,561)                             (621,561)
                                      -------------------------- ------------- ------------- ----------------------- -------------
Balance at December 31, 1998            54,646,675       38,253     3,187,687    (4,327,673)      (180)     -          (1,101,913)

   Issuance of common stock             53,852,831       37,697       690,702                               (45,000)      683,399
   Stock options granted below market                                  97,500                                              97,500
   Net loss for period                                                             (855,770)                             (855,770)
                                      -------------------------- ------------- ------------- ----------------------- -------------
Balance at December 31, 1999           108,499,506       75,950     3,975,889    (5,183,443)      (180)     (45,000)   (1,176,784)
                                      ========================== ============= ============= ======================= =============

                 See accompanying notes to financial statements.

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Nature of Operations:

    Advanced Plant Pharmaceuticals, Inc. ("the Company" or "APPI") focuses on the research and development of plant based dietary supplements. The Company owns the rights to a process, which utilizes whole plants to manufacture all natural dietary supplements. The Company intends to use this process to manufacture products that it hopes to distribute worldwide through various sales distribution contracts.

    The Company expects, in the near term, to finance these efforts through the sale of its common stock until such time as operations achieve a positive cash flow. There is no guarantee that the Company will accomplish this goal. See Note 8, "Financial Results and Liquidity."

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

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

    There were 5,500,000 and 1,900,000 common stock options outstanding as of December 31, 1999 and 1998 respectively. As a result of the losses reported in the periods presented these options, if exercised, would be antidilutive. Accordingly, only Basic EPS is presented in these financial statements. The weighted-average number of shares used in the computation of per share data was 92,577,304 in 1999 and 47,986,030 in 1998.

    Stock-Based Compensation:

    APPI has satisfied various loans, trade payables, employee back-wages and other liabilities through the issue of its common stock. The Company accounts for such stock-based compensation using the fair-value method as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has also issued stock options to key employees. As permissible under SFAS No. 123, the Company accounts for stock options using the intrinsic value method as prescribed under Accounting Principles Board Opinion No. 25 ("APB No. 25"). All disclosures required by SFAS No. 123 are presented in
    Note 4 "Stock Options."

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

NOTE 2  RELATED-PARTIES TRANSACTIONS

    On July 16, 1999, the Company entered into a Technology Purchase Agreement with C.J. Lieberman (brother of the current President) whereby the Company acquired exclusive rights and interests to a thirteen-step process, which utilizes virtually the whole of the nutrients found in plants to manufacture herbal dietary supplements. The purchase price for the process, 18,000,000 shares of the Company's common stock, is conditioned on the occurrence that the stockholders of the Company vote in favor of increasing the number of shares it is authorized to issue to 250,000,000 shares.

    In addition, the Company agrees to pay to C.J. Lieberman a royalty payment of $.01 per bottle with respect to each product manufactured with the process, 1% (one percent) of the Company's suggested retail price of each product manufactured with the process and 10% (ten percent) of the Company's net profits from the sale of products manufactured with the process. In the event that the Company enters into an agreement with a third party for the sale of products manufactured with the process, which agreement unconditionally provides for payment to the Company of not less than $20,000,000 upon receipt by the Company of such $20,000,000 from such third party, the Company shall issue to C.J. Lieberman five million shares for each $20,000,000 paid to the Company, not to exceed twenty five million shares.

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 2  RELATED-PARTIES TRANSACTIONS
(Continued)

    During 1999, the Company issued 6.2 million shares of its common stock to C.J. Lieberman. As partial payment against an accrued salary payable of $311,597 which had been outstanding since his resignation as President in 1996. The stock was valued at $62,000.

    Upon his resignation as President in 1996, the Company retained C.J. Lieberman as a consultant. His consultant's agreement, which was for the period July 30, 1996 to December 31, 1999, includes annual compensation of $114,000, reimbursement of all direct expenses incurred while providing services to the Company and options for the purchase of 600,000 shares of the Company's common stock. On June 10, 1999, the Company entered into a new consulting agreement with C.J. Lieberman that superseded his previous agreement. The new agreement provides for monthly consulting fees of $9,000 and a five-year option to purchase 750,000 shares of the Company's common stock at an exercise price of $.02 per share. The employment contract period is through June 10, 2002.

    Due to the absence of revenues, cash flow has been unpredictable and often non-existent. As a result, C.J Lieberman frequently lent the Company funds or directly paid expenses on behalf of the Company. These transactions were accounted for in a loan account. When funds were available, Mr. Lieberman would take advances against this loan account.

    As of December 31, 1999 the loan account had a balance payable to Mr. Lieberman of $5,619 as compared to a receivable balance due from Mr. Lieberman of $12,153 at December 31, 1998. These balances are included in "Loans Payable" and "Prepaid expenses and other current assets" at December 31, 1999 and 1998 respectively. The Company also has outstanding balances due C.J. Lieberman of $438,128 and of $412,000 at December 31, 1999 and 1998 respectively. These balances represent unpaid salary during his term as President as well as unpaid consulting fees and are included in "Accrued expenses payable."

    During 1999, the Company also issued the current President, David Lieberman, 17 million shares of its common stock as partial payment against accrued salary payable to him. The shares were valued at $170,000. The Company owed the President unpaid salary of $178,500 at December 31, 1999 and $232,500 at December 31, 1998. These balances are included in "Accrued expenses payable".

    David Lieberman, has also lent the Company funds, or paid expenses on behalf of the Company. The balance owed to David Lieberman relating to these transactions was $4,783 at December 31, 1999 and 1998 and is included in "Loans payable" on the balance sheet.

NOTE 3  CAPITAL STOCK

    The Company is authorized to issue 120 million shares of it common stock, par value $.0007 per share. The holders of common stock are entitled to one vote for each share held on all matters to be voted on by stockholders.

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 3  CAPITAL STOCK
(Continued)

    The Company is also authorized to issue 5 million shares of preferred stock, par value $.0007 per share. There is currently no preferred stock outstanding and the company has no current plans to issue preferred stock.

    During 1999, the Company issued 32,034,650 shares of its common stock to satisfy various liabilities of the Company as follows:

        # of Shares          Fair Value                                   Description
        -----------          ----------                                   -----------

          6,200,000          $  62,000             Partial payment of accrued salary payable
                                                   to CJ Lieberman from prior years for his
                                                   past service as President.

         17,000,000          $ 170,000             Partial payment of accrued salary payable
                                                   to David Lieberman.

            960,000          $   9,600             Payment of 1st quarter wages to two
                                                   employees.

          2,254,650          $  49,198             Payment of expenses relating to
                                                   consulting and legal services.

          4,120,000          $  51,600             Payment for various loans.

          1,500,000          $  75,000             Payment of an out-of-court settlement for
                                                   a claim against the company (see further
                                                   discussion below).

    During April 1999, the Company issued 21,818,181 shares of its common stock to three private investors for $300,000. After deducting commissions and escrow fees of $34,000, the net cash proceeds from this private placement were $266,000.

    During June 1999, the Company entered into an out-of-court settlement for a $75,000 claim against the Company. The claim represented lost profits incurred by an investor due to an unusual delay by the company in issuing common stock purchased by that investor. This settlement was reserved for during 1998 and is included in "Other expense" and "Accrued expenses payable" in the 1998 financial statements.

NOTE 4  STOCK OPTIONS

    In accordance with various employment and consulting contracts the Company has in prior years issued stock options to its President, its two employees and a key consultant.

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 4  STOCK OPTIONS
(Continued)

    On June 10, 1999 the Company entered into new employment agreements with the President and two employees and a new consulting contract with a key consultant. Pursuant to these agreements, the Company granted each of these individuals options to purchase 750,000 shares of the Company's common stock. These options, which expire on June 10, 2004, have a weighted average exercise price of approximately $.02, which was below the then current market price for the stock. The Company recorded compensation expense of $97,500 in 1999 to recognize the intrinsic value of these options as defined in APB No. 25.

    During June 1999, the Company agreed to cancel a prior stock option agreement, that granted 400,000 options to an employee in 1997, and replace it with a new option agreement. Pursuant to the new option agreement, the Company replaced the 400,000 cancelled options with 1,000,000 options to purchase common stock at $.05 per share. The new options expire on June 30, 2002. There was no compensation costs attributed to these options since the exercise price equaled the market price as of the grant date.

    The weighted average fair value of all options granted in 1999 was $.05 per option share. The fair value of options granted in 1999 was estimated using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.61%, expected option life of 4.4 years, expected dividend yield of zero and expected volatility of 160.86%.

    Had compensation expense been recognized using the fair value method prescribed in SFAS No. 123, the Company's net loss would have increased by $52,599 in 1999 and $25,265 in 1998. The effect on net loss per share would have been negligible in both years.

    The following table summarizes stock option activity for 1999 and 1998:


                                                         Weighted                     Weighted
                                                         average                       average
                                                         exercise       Options       exercise
                                           Options        price       exercisable       price
                                           -------        -----       -----------       -----

     Balance at December 31, 1997          1,900,000          $.09      1,300,000          $.11
          Granted                                  -             -              -             -
          Exercised                                -             -              -             -
          Cancelled                                -             -              -             -
                                           ---------     ---------      ---------     ---------

     Balance at December 31, 1998          1,900,000          $.09      1,800,000          $.09
          Granted                          4,000,000           .03              -             -
          Exercised                                -             -              -             -
          Cancelled                        (400,000)           .25              -             -
                                           ---------     ---------      ---------     ---------

     Balance at December 31, 1999          5,500,000      $   .03       5,500,000       $   .03
                                           =========     =========      =========     =========

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 4  STOCK OPTIONS
(Continued)

    As of December 31, 1999, there were 5,500,000 common stock options outstanding with a weighted-average remaining life of 3.9 years and a weighted average exercise price of $.03 per share.

NOTE 5  COMMITMENTS AND CONTINGENCIES

    The Company has employment agreements with three employees and a consulting contract with a key consultant to the Company. At December 31, 1999, the Company was committed under these agreements to wages and salaries of approximately $285,000 annually through 2001 and approximately $127,000 in 2002. The contracts also include grants for five-year stock options to purchase 2,250,000 shares of common stock at a weighted average exercise price of $.017 per share. See Note 2 "Related Parties Transactions" for discussion of commitments under a consulting contract with a key consultant.

    The Company leases its office space at 43 West 33rd Street, New York, NY. The current lease term expires on October 30, 2000. The minimum rental commitment remaining under this lease was $19,950 at December 31, 1999.

NOTE 6  LOANS PAYABLE

    Loans Payable consists of unsecured, non-interest bearing short-term loans typically of less than three months duration. The loan agreements provide the Company with the option of repaying the loans with either cash or restricted shares of the Company's common stock.

NOTE 7  DUE TO DISTRIBUTOR

    In 1995, the Company entered into a distribution agreement with a foreign distributor in anticipation of bringing a product to market. The agreement required an advance payment for product by the distributor. The Company was unable to produce the anticipated product and in 1997 entered into a settlement agreement with the distributor calling for eighteen monthly installment payments of $5,750 and 60,000 shares of the Company's common stock to be issued to the distributor. As of December 31, 1999, the Company has neither issued the common stock nor made any of the installment payments as required by the settlement agreement. The Company has elected not to accrue any liability for the 60,000 shares of common stock, which had a fair market value of approximately $7,500 at December 31 1999.

NOTE 8  FINANCIAL RESULTS AND LIQUIDITY

    Since its inception, the Company has had significant operating losses and working capital deficits. The Company's continued existence has been dependant on cash proceeds received from the sale of its common stock and the willingness of vendors to accept stock in lieu of cash payments for their services. Employees have also accepted deferrals of wage payments.

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 8  FINANCIAL RESULTS AND LIQUIDITY
(Continued)

    The Company hopes to reverse this trend by generating cash inflows through the sale of new products that they have developed. To accomplish this objective, the Company will require working capital to satisfy current operating expenses, and to produce inventory, during the interim period preceding such time as the revenue cycle begins generating cash.

    To market and generate sales of its new products, the Company entered into several new distribution agreements during 1999. Following is a discussion of the potential minimum sales that may result from these agreements:

    In June 1999, the Company entered into an exclusive two-year distribution agreement with Ambar Pharmacies and Health, Inc. ("Ambar") for the sale of the Company's products in Israel. Such distribution agreement requires Ambar to purchase a minimum of $88,290 during the two year period. Under the agreement, the Company is committed to reimburse Ambar for advertising expenditures in an amount not to exceed 5% of Ambar's gross purchases.

    In July 1999, the Company entered into exclusive distribution agreements with Manayer Najd Trading & Medical Supplies Co. ("MNM") and with Manayer Egypt Trading & Medical Supplies Co. ("MEM") for distribution of the Company's products in Saudi Arabia and Egypt respectively. Both agreements are contingent on the distributors receiving product registration certificates from their respective countries and are for periods of five years commencing upon receipt of the registration certificates. The potential aggregate minimum purchases required under these agreements is $4,681,140. As of March 15, 2000 the product registration certificates have not been approved by the various countries.

    The success of these distribution agreements, and their effect on the Company's cash flow, is uncertain. There is no guarantee that the cash generated from new product sales will occur prior to the depletion of existing cash balances, or that the generated cash receipts will be sufficient to fund operating costs which can be expected to increase as the Company "ramps up" for manufacturing and distribution activities. There also is no assurance that the Company will continue to be able to finance operations through the sale of its common stock, the exchange of stock for services or from the proceeds of unsecured loans with private lenders.

NOTE 9  SUBSEQUENT EVENTS

    On January 4, 2000 the Company entered into a one-year agreement with Santex S.A., a French corporation, in which Santex agreed to, on a best efforts basis, introduce the Company to distributors in Europe and Asia. As compensation for their efforts, Santex is to receive a percentage of all payments received by the Company from distributors introduced to the Company by Santex as follows; 10% of all payments received on the distributors first order, 8% of all payments received on subsequent orders for the 2-year period following the first order and 1% of all payments received thereafter.

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 9  SUBSEQUENT EVENTS
(Continued)

    On February 17, 2000 the Company retained the services of First Madison Securities, Inc. ("FMS"). FMS will act as consultant and non-exclusive financial advisor and investment banker to the Company in connection with strategic planning, securities transactions, valuations, mergers & acquisitions, alternative financing structures and capital formation. FMS will also act as placement agent for the Company.

    As compensation for these services, the Company will issue FMS 6,000,000 restricted shares of its common stock as follows; 1,700,000 shares upon signing the agreement, 1,700,000 shares within three months of signing the agreement and 2,600,000 shares within six months of signing the agreement. The restricted shares shall be registered with the Securities and Exchange Commission to become free trading shares as soon as possible with FMS bearing all registration costs. The Company will also pay FMS a placement fee for any transactions consummated, directly or indirectly, through FMS during the term of the agreement or within two years thereafter. The placement fee will consist of a payment equal to 10% of the gross proceeds raised from the sale of applicable securities, reimbursement of non-accountable expenses equal to 3% of the gross proceeds from the sale of any applicable securities plus warrants to purchase common stock equal to 10% of the applicable shares sold. Additionally, the Company will reimburse FMS for all reasonable out-of-pocket expenses incurred in the performance of this agreement, up to a maximum of $25,000.

    On February 28, 2000 the Company entered into an Asset Purchase Agreement with Dr. Leonard Bielory whereby the company acquired the exclusive rights and interest to allergy and sinus formulations ("Assets"). As consideration for such formulations, Dr. Bielory shall receive options to purchase 18,000,000 shares of the company's common stock at an aggregate exercise price of $180. This purchase is contingent on the occurrence that the Company's stockholders vote in favor of increasing the number of shares the Company is authorized to issue to 250,000,000. Additionally, the Company agrees to pay Dr. Bielory a royalty payment of $.01 per bottle with respect to each product manufactured with these Assets, 1% (one percent) of the suggested retail price of each product sold that was manufactured with the Assets and 10% (ten percent) of the company's net profits before taxes from such sales (net profits to be determined by the Company's regularly retained independent public accountants using generally accepted accounting principles).

    In the event that the Company enters into an agreement with a third party for the sale of products manufactured with these Assets, which agreement unconditionally provides for payments to the Company of not less than $20,000,000, whether in lump sum or over a period of four years, from such third party, the Company shall issue to Dr. Bielory 5 million shares for each $20,000,000 required to be paid to the Company, not to exceed twenty five million shares.

    On March 15, 2000 the company entered into a two-year employment agreement with Dr. Leonard Bielory whereby Dr. Bielory will serve as the Company's Scientific Director and its Chairman of the Board of Directors. Under the terms of the agreement, the Company is required to pay Dr. Bielory wages of $500 per month for the first twelve months and up to $2,500 per month thereafter, contingent on the Company achieving specified net profit levels. Commencing on March 15, 2000 and each January 1 thereafter, Dr. Bielory is to receive options to purchase 750,000 shares of the Company's common stock as additional compensation under this agreement. Dr. Bielory is also to receive 225,000 restricted shares of the Company's common stock as a signing bonus.

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

We consent to the use on Form 10-KSB of our report on the financial statements for Advanced Plant Pharmaceuticals, Inc. dated March 15, 2000 on our examinations for the years ended December 31, 1998 and 1999. We also consent to the reference to our firm under the caption "Experts" with respect to the financial statements.

MICHAEL C. FINKELSTEIN
Morganville, New Jersey
Certified Public Accountant
March 27, 2000

Exhibit Number
--------------
3.1.1    Articles of Incorporation of the Company, as amended (1)

3.2      By-Laws of the Company (1)

10.1     Employment Agreement by and between the Company and David Lieberman (1)

10.2     Stock Option Agreement by and between the Company and David Lieberman
         (1)

10.3     Employment Agreement by and between the Company and Barry Clare (1)

10.4     Stock Option Agreement by and between the Company and Barry Clare (1)

10.5     Employment Agreement by and between the Company and Dr. Bielory (*)

10.6     Distribution Agreement between the Company and Ambar Pharmacies and
         Health, Inc. ( *)

10.7     Distribution Agreement between the Company and Manayer Najd Trading &
         Medical Supplies Co. (1)

10.8     Distribution Agreement between the Company and Manayer Egypt Trading &
         Medical Supplies Co. (1)

10.9     Technology Purchase Agreement between the Company and C.J. Lieberman(1)

10.10    Asset Purchase Agreement between the Company and Dr. Bielory (*)


27       Financial Data Schedule (*)

--------------

*       Filed herewith.

(1) Filed as an Exhibit to the Company's Form 10-SB, dated July 23, 1999, and incorporated herein by reference.