Form 10QSB
period 2000-03-31
ADVANCED PLANT PHARMACEUTICALS INC
filed 2000-05-15
CIK 943535

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2000


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




         The number of shares outstanding of the Registrant's common stock is 110,402,327 (as of 5/09/00).

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                          QUARTER ENDED MARCH 31, 2000

                              ITEMS IN FORM 10-QSB



                                                                            PAGE
                                                                            ----

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  1

Item 2.  Management's Plan of Operation                                      ___


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                  None

Item 2.  Changes in Securities
           and Use of Proceeds                                              None

Item 3.  Defaults Upon Senior Securities                                    None

Item 4.  Submission of Matters to
           a Vote of Security Holders                                       None

Item 5.  Other Information                                                   ___

Item 6.  Exhibits and Reports on Form 8-K                                    ___


SIGNATURES

                                     PART I
                              Financial Information



Item 1. Financial Statements.

                               TABLE OF CONTENTS
                               -----------------

                                                                         PAGE
                                                                         ----

Consolidated Balance Sheets (unaudited)...............................    F-1

Consolidated Statements of Operations (unaudited).....................    F-2

Consolidated Statements of Cash Flows (unaudited).....................    F-3

Notes to the Financial Statements..................................... F-4 - F-9

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                                 BALANCE SHEET
                              AS OF MARCH 31, 2000
                                  (UNAUDITED)


                                     ASSETS

Current assets:

 Cash and cash equivalents                                     $   75,170
 Prepaid expenses and other current assets                          2,056
                                                               ----------
   Total current assets                                            77,226

Other assets                                                       10,027
                                                               ----------
                                                               $   87,253
                                                               ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

 Accounts Payable                                             $    91,881
 Accrued expenses payable                                       1,581,522
 Loans payable                                                    526,047
 Due to distributor                                               103,500
                                                              -----------
   Total current liabilities                                    2,302,950
                                                              -----------
Shareholders' Equity
 Common stock, $.0007 par value, 120,000,000
  shares authorized and 108,499,506 shares issued                  75,950
 Capital in excess of par value                                 3,975,889
 Accumulated deficit                                           (6,222,356)
 Treasury shares at cost                                             (180)
 Stock subscriptions receivable                                   (45,000)
                                                              -----------
   Total shareholders' equity                                  (2,215,697)
                                                              -----------
                                                              $    87,253
                                                              ===========

                See accompanying notes to financial statements.

                      ADVANCED PLAN PHARMACEUTICALS, INC.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)


                                                    2000           1999
                                                -----------     ---------
Net Sales                                       $     2,478     $   2,585

Cost of goods sold                                   32,397         5,774
                                                -----------     ---------
    Gross profit                                    (29,919)       (3,189)
                                                -----------     ---------
Operating expenses:

  Research and development                              750         1,000
  General and administrative                      1,008,244       100,845
                                                -----------     ---------
    Total operating expenses                      1,008,994       101,845
                                                -----------     ---------
      Operating loss                             (1,038,913)     (105,034)

Other expense (income)                                   --            --
                                                -----------     ---------
    Loss before provision for income taxes       (1,038,913)     (105,034)

Provision for income taxes                               --            --
                                                -----------     ----------

    Net loss                                    $(1,038,913)    $(105,034)
                                                ===========     =========
Loss per common share                              $(0.0100)    $      --
                                                ===========     =========







                See accompanying notes to financial statements.

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)


                                                       2000             1999
                                                   ------------    ------------
Cash Flows from Operating Activities:

  Net Loss from operations                         $(1,038,913)    $  (105,034)
  Adjustments to reconcile net loss from
   operations to net cash used by operating
   activities:

     Depreciation and amortization expense                 201             159
     Services paid with common stock                        --         268,133
     (Increase) decrease in prepaid expenses            (2,056)         12,153
     Increase (decrease) in accounts payable             1,796          (5,000)
     Increase (decrease) in accrued expenses           735,425        (245,570)
                                                   ------------    ------------
     Net cash used by operations                      (303,547)        (75,159)
                                                   ------------    ------------

Cash Flows from Investing Activities:

  Purchase of computer equipment                        (1,000)             --
                                                   ------------    ------------
     Net cash used by investing activities              (1,000)             --
                                                   ------------    ------------
Cash Flows from Financing Activities:

  Proceeds from short-term loans payable               392,000          23,697
  Payments on short-term loans payable                 (25,009)             --
  Net proceeds from issuance of common stock                --          53,300
                                                   ------------    ------------
     Net cash provided by financing activities         366,991          76,997
                                                   ------------    ------------
Net increase in Cash and cash equivalents               62,444           1,838

Cash and cash equivalents at beginning of period        12,726           4,198
                                                   ------------    ------------
Cash and cash equivalents at end of period         $    75,170     $     6,036
                                                   ============    ============
Supplemental Cash Flow Information:

  Cash Paid During the Period for:

   Interest                                                 --              --
                                                   ============    ============
   Income Taxes                                             --              --
                                                   ============    ============
  Information about Noncash Activities:
    Common stock issued for services               $        --     $   268,133
                                                   ============    ============

                See accompanying notes to financial statements.

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                  (UNAUDITED)

NOTE 1     Basis of Presentation

     The accompanying unaudited financial statements of Advanced Plant Pharmaceuticals, Inc. ("APPI" or the "Company") as of March 31, 2000 have been prepared in accordance with generally accepted accounting principles for interim information. Accordingly, certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments of a recurring nature considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the entire year or any other period.

     These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999.

NOTE 2    Nature of Operations

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

NOTE 3    Summary of Significant Accounting Policies

     Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Other Assets

     Other assets consist of patents ($4,925), security deposits ($4,144) and computer equipment ($958).

     Patents are amortized on a straight-line method over their economic lives and are reviewed for impairment whenever the facts and circumstances indicate that the carrying amount may not be recoverable.

     Computer equipment is depreciated on a straight-line method using an estimated useful life of three years.

                     ADVANCED PLANT PHARMACEUTICALS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                  (UNAUDITED)

NOTE 3    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

     Research & Development Costs

     Research and development costs are expensed as incurred.

     Income Taxes

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

     Earnings per Share

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

     There were 5,500,000 common stock options outstanding as of March 31, 2000. As a result of the losses reported in the periods presented these options, if exercised, would be antidilutive. Accordingly, only Basic EPS is presented in these financial statements. The weighted-average number of shares used in the computation of per share data was 108,499,506 and 69,649,000 for the three months ended March 31, 2000 and 1999, respectively.

     Stock-Based Compensation

     APPI has satisfied various loans, trade payables, employee back-wages and other liabilities through the issue of its common stock. The Company accounts for such stock-based compensation using the fair-value method as prescribed by SFAS No. 123, "Accounting for-Stock-Based Compensation." The Company has also issued stock options to key employees. As permissible under SFAS No. 123, the Company accounts for stock options using the intrinsic value method as prescribed under Accounting Principles Board Opinion No. 25.

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                  (UNAUDITED)



NOTE 3    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from these estimates.


NOTE 4    CAPITAL STOCK

     The Company is authorized to issue 120 million shares of it common stock, par value $.0007 per share. The holders of common stock are entitled to one vote for each share held on all matters to be voted on by stockholders.

     The Company is authorized to issue 5 million shares of preferred stock, par value $.0007 per share. There is currently no preferred stock outstanding and the company has no current plans to issue preferred stock.


NOTE 5    LOANS PAYABLE

     Loans Payable consists of unsecured, non-interest bearing short-term loans typically of less than three months duration. The loan agreements provide the Company with the option of repaying the loans with either cash or restricted shares of the Company's common stock.

     Loans payable at March 31, 2000 includes a loan of $472,800 payable to one individual lender. This loan is payable on or before December 30, 2000 and includes an option that permits the Company to pay off the loan with shares of its common stock. If the Company elects to repay the balance of the loan in common stock, the number of shares issued shall be calculated based on the following per share prices. The first $175,000 of principal balance will be paid using a discounted per share price of $.015. The remaining balance, up to $350,000 of loan principal, will be paid using a share price of $.12.


NOTE 6    RELATED--PARTIES TRANSACTIONS

     On February 28, 2000 the Company entered into an Asset Purchase Agreement with Dr. Leonard Bielory whereby the company acquired the exclusive rights and interest to allergy and sinus formulations ("Assets"). As consideration for such formulations, Dr. Bielory shall receive options to purchase 18,000,000 shares of the company's common stock at an aggregate exercise price of $180.

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                  (UNAUDITED)

NOTE 6    RELATED-PARTIES TRANSACTIONS
(Continued)

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

     On March 15, 2000 the company entered into a two-year employment agreement with Dr. Leonard Bielory whereby Dr. Bielory will serve as the Company's Scientific Director and its Chairman of the Board of Directors. Under the terms of the agreement, the Company is required to pay Dr. Bielory wages of $500 per month for the first twelve months and up to $2,500 per month thereafter, contingent on the Company achieving specified net profit levels. Upon commencement of this agreement, and each January 1 thereafter, the Company is to issue Dr. Bielory options to purchase 750,000 shares of the Company's common stock as additional compensation under this agreement. The Company intends to issue the initial options to Dr. Bielory during the second quarter of 2000. These options are expected to expire on March 15, 2005 and have an exercise price equal to the fair market value of the Company's stock on March 15, 2000. The agreement also required the Company to issue Dr. Bielory 225,000 restricted shares of the Company's common stock as a signing bonus. The fair market value of the Company's stock on March 15, 2000 (the date of this agreement) was $.43 per share. The Company accrued the shares' aggregate fair market value of $96,750 as additional compensation expense during the first quarter of 2000. The Company issued the shares to Dr. Bielory on April 10, 2000.

NOTE 7    FINANCIAL RESULTS AND LIQUIDITY

     Since its inception, the Company has had significant operating losses and working capital deficits. The Company's continued existence has been dependent on cash proceeds received from the sale of its common stock and the willingness of vendors to accept stock in lieu of cash payments for their services. Employees have also accepted deferrals of wage payments.

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                  (UNAUDITED)

NOTE 7      FINANCIAL RESULTS AND LIQUIDITY
(Continued)

       The Company hopes to reverse this trend by generating cash inflows through the sale of new products that they have developed. To accomplish this objective, the Company will require working capital to satisfy current operating expenses, and to produce inventory, during the interim period preceding such time as the revenue cycle begins generating cash.

       To market and generate sales of its new products, the Company entered into several distribution agreements during 1999. Following is a discussion of the potential minimum sales that may result from these agreements as well as their status as of April 30, 2000:

       In June 1999, the Company entered into an exclusive two-year distribution agreement with Ambar Pharmacies and Health, Inc. ("Ambar") for the sale of the Company's products in Israel. Such distribution agreement requires Ambar to purchase a minimum of $88,290 during the two year period. Under the agreement, the Company is committed to reimburse Ambar for advertising expenditures in an amount not to exceed 5% of Ambar's gross purchases. As of April 30, 2000, no sales have been realized from this agreement and Ambar has not complied with the initial minimum order schedule outlined in the agreement due to compliance issues relating to Israeli labeling laws. The Company expects to resolve this issue during the second quarter of 2000.

       In July 1999, the Company entered into exclusive distribution agreements with Manayer Najd Trading & Medical Supplies Co. ("MNM") and with Manayer Egypt Trading & Medical Supplies Co. ("MEM") for distribution of the Company's products in Saudi Arabia and Egypt respectively. Both agreements are contingent on the distributors receiving product registration certificates from their respective countries and are for periods of five years. The potential aggregate minimum purchases required under these agreements is $4,681,140 over the five-year period commencing with receipt of the registration certificates. As of April 30, 2000, the registration certificates have not been received from the respective countries.

       The success of these distribution agreements, and their effect on the Company's cash flow is uncertain. There is no guarantee that the cash generated from new product sales will occur prior to the depletion of existing cash balances, or that the generated cash receipts will be sufficient to fund operating costs which can be expected to increase as the Company "ramps up" for manufacturing and distribution activities. There also is no assurance that the Company will continue to be able to finance operations through the sale of its common stock, the exchange of stock for services or from the proceeds of unsecured loans with private lenders.

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                  (UNAUDITED)

NOTE 8    FINANCIAL ADVISOR AND INVESTMENT BANKING AGREEMENT

     On February 17, 2000 the Company entered into an agreement with First Madison Securities, Inc. ("FMS") whereby FMS will act as consultant and non-exclusive financial advisor and investment banker to the Company in connection with strategic planning, securities transactions, valuations, mergers & acquisitions, alternative financing structures and capital formation. FMS will also act as placement agent for the Company.

     As compensation for these services, the Company is required to issue FMS 6,000,000 restricted shares of its common stock as follows; 1,700,000 shares upon execution of the agreement, 1,700,000 shares within three months of signing the agreement and 2,600,000 shares within six months of signing the agreement. The restricted shares shall be registered with the Securities and Exchange Commission to become free trading shares as soon as possible with FMS bearing all registration costs. Accrued expenses payable at March 31, 2000 includes consulting expense of $663,000, which was the aggregate fair market value of the initial 1,700,000 shares due to FMS on February 17, 2000. The Company expects to distribute the initial 1,700,000 shares during May 2000.

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

     Service under this agreement shall continue until terminated by either party by giving thirty days written notice. The provisions regarding compensation and placement fees shall survive the term of the agreement.

Item 2. Management's Plan of Operation.


         (i) We believe that currently we have enough cash on hand to enable us to operate until September 1, 2000. We have had minimal sales of our products and have primarily financed our operations, research and development with the proceeds of the sale of our common stock. Should we aggressively expand the manufacturing and distribution of our products, we may need additional funding for such purposes. We may be materially adversely affected if we are unable to secure sufficient funds to finance our manufacturing and distribution activities.

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




Item 5. Other Information.

         On February 17, 2000 we entered into an agreement with First Madison Securities, Inc. ("FMS") whereby FMS agreed to act as our consultant and non-exclusive financial advisor in connection with strategic planning, securities transactions, valuations and mergers and acquisitions. FMS may also act as our placement agent for capital raising transactions. As compensation for these services, we are required to issue to FMS 6,000,000 restricted shares of our common stock within six months from the signing of such agreement. We will also pay FMS a placement fee for any transactions consummated, directly or indirectly, through FMS during the term of the agreement or within two years thereafter. The placement fee will consist of payment equal to 10% of the gross proceeds raised from the sale of securities, reimbursed non-accountable expenses equal to 3% of the gross proceeds from the sale of any securities and warrants to purchase common stock equal to 10% of the shares sold.

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

                                     PART II

                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.

EXHIBIT
NUMBER
-------

3.1.1    Articles of Incorporation of the Company, as amended (1)

3.1.2    Amendment to the Articles of Incorporation of the Company (1)

3.2      By-Laws of the Company (1)

27.1*    Financial Data Schedule

--------------
*    Filed herewith.

(1) Filed as an Exhibit to the Company's Form 10-SB, dated July 23, 1999, and incorporated herein by reference.



(b)  REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed during the first quarter of the quarter ending March 31, 2000.

                           FORWARD LOOKING INFORMATION

     This Quarterly Report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For example, statements included in this Quarterly Report regarding Management's plans and objectives for the future and assumptions and predictions about products and sales are all forward-looking statements. When used herein, words like "intend," "anticipate," "believe," "estimate," "plan" or "expect," as they relate to the Company, are intended to identify forward-looking statements. The Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to it on the date of this Quarterly Report, but no assurances can be given that these assumptions and expectations will prove to have been correct or that the Company will take any action that it may presently be planning. The Company is not undertaking to publicly update or revise any forward-looking statement if it obtains new information or upon the occurrence of future events or otherwise.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ADVANCED PLANT PHARMACEUTICALS, INC.


                                  By: /s/ David Lieberman
                                      David Lieberman
Date: May 10, 2000                    President

Exhibit Index

EXHIBIT
NUMBER

3.1.1    Articles of Incorporation of the Company, as amended (1)

3.1.2    Amendment to the Articles of Incorporation of the Company (1)

3.2      By-Laws of the Company (1)

27.1*    Financial Data Schedule

--------------
*    Filed herewith.

(1) Filed as an Exhibit to the Company's Form 10-SB, dated July 23, 1999, and incorporated herein by reference.