Form 10KSB/A
period 1999-12-31
ADVANCED PLANT PHARMACEUTICALS INC
filed 2000-06-23
CIK 943535

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                 FORM 10-KSB/A

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: N/A

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

TITLE OF CLASS                                                   EXCHANGE ON WHICH REGISTERED
COMMON STOCK                                                  OVER-THE-COUNTER BULLETIN BOARD
$.007 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]    No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B sec.228.405 of this chapter is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The number of shares outstanding of the Registrant's common stock is 108,499,506 (as of March 23, 2000). The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $37,741,277 (as of March 24, 2000), based upon a closing price of the Company's Common Stock on the over-the-counter bulletin board on such date of $0.45.

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                    INDEX TO ANNUAL REPORT ON FORM 10-KSB/A
               FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                             ITEMS IN FORM 10-KSB/A

FACING PAGE                                                     PAGE
-----------                                                     ----

PART I
  Item 1.  Business.........................................    None
  Item 2.  Properties.......................................    None
  Item 3.  Legal Proceedings................................    None
  Item 4.  Submission of Matters to Vote of Security
     Holders................................................    None

PART II
  Item 5.  Market for the Registrant's Common Equity and
     Related Stockholder Matters............................    None
  Item 6.  Management's Discussion and Analysis or Plan of
     Operations.............................................    None
  Item 7.  Financial Statements.............................    None
  Item 8.  Changes in and Disagreements with Accountants on
           Accounting and   Financial Disclosure............    None

PART III
  Item 9.  Directors, Executive Officers, Promoters and
           Control Persons; Compliance With   Section 16(a)
           of the Exchange Act..............................    None
  Item 10. Executive Compensation...........................       1
  Item 11. Security Ownership of Certain Beneficial Owners
     and Management.........................................       4
  Item 12. Certain Relationships and Related Transactions...    None
  Item 13. Exhibits, and Reports on Form 8-K................    None
Signatures..................................................    None

                                    PART III

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth certain summary information concerning the compensation paid or accrued to the Company's Chief Executive Officer (the "Named Officer") for each of the last three fiscal years. The Company did not compensate any other employee during such period in excess of $100,000 per annum.

                           SUMMARY COMPENSATION TABLE

                                                                                       STOCK
                                                        ANNUAL COMPENSATION            AWARDS
                                                  -------------------------------    ----------
                                                                   OTHER ANNUAL
      NAME AND PRINCIPAL POSITION         YEAR    SALARY ($)      COMPENSATION($)    OPTIONS(#)
      ---------------------------         ----    ----------      ---------------    ----------
David Lieberman.........................  1999     $135,000(1)        $30,000(2)      750,000(2)
  Chief Executive Officer                 1998      135,000(3)(4)          --              --
                                          1997      135,000(3)(5)          --              --

---------------
(1) Of the $135,000 owed to Mr. Lieberman as salary for this period, $19,000 was paid to him and the remaining $116,000 has accrued to him, but has not yet been paid.

(2) An option to purchase 750,000 shares of Common Stock was granted to Mr. Lieberman in June 1999, pursuant to his employment agreement. Such option is exercisable at $.01 per share. The market value of the Company's Common Stock at the time the option was granted to Mr. Lieberman was $.05 per share, resulting in Other Annual Compensation to Mr. Lieberman of $30,000.

(3) During 1999, the Company issued to Mr. Lieberman 17,000,000 shares of its Common Stock, valued in the aggregate at $170,000, or $.01 per share. Such issuance was reimbursement to Mr. Lieberman for $67,500, $80,000 and $22,500 of salary accrued to Mr. Lieberman for services rendered by him as the Company's President during 1996, 1997 and 1998, respectively, but yet unpaid.

(4) Of the $135,000 owed to Mr. Lieberman as salary for this period, (a) $50,000 was paid to Mr. Lieberman in the form of an issuance to him of 800,000 shares of Common Stock valued at the time of issuance at $.0625 per share, and (b) $22,500 was paid to Mr. Lieberman in the form of an issuance to him of a portion of the 17,000,000 shares issued to Mr. Lieberman as discussed in Note 3, above. The remaining $62,500 of salary due Mr. Lieberman has accrued to him, but has not yet been paid.

(5) Of the $135,000 owed to Mr. Lieberman as salary for this period, (a) $55,000 was paid to him in cash, and (b) the remaining $80,000 was paid to him in the form of an issuance to him of a portion of the 17,000,000 shares issued to Mr. Lieberman as described in Note 3, above.

                       OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information regarding options exercised and exercisable during the fiscal year ended December 31, 1999 and the value of the options held as of December 31, 1999 by the Named Officer.

                                            INDIVIDUAL GRANTS
---------------------------------------------------------------------------------------------------------
(A)                                    (B)             (C)                                        (E)
                                    NUMBER OF       % OF TOTAL                (D)
                                   SECURITIES      OPTIONS/SARS                     MARKET
                                   UNDERLYING       GRANTED TO      EXERCISE OR    PRICE ON
                                   OPTIONS/SAR     EMPLOYEES IN     BASE PRICE     DATE OF     EXPIRATION
NAME                               GRANTED (#)    FISCAL YEAR(1)     ($/SHARE)      GRANT         DATE
----                               -----------    --------------    -----------    --------    ----------
David Lieberman..................    750,000          23.07%           $.01          $.05       6/10/04

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUE

     The following table sets forth certain information regarding options exercisable during 1999 and the value of the options held as of December 31, 1999 by the Named Officer. The Named Officer did not exercise any options in 1999 nor did the Named Officer hold any options which were not exercisable at December 31, 1999.

                                        NUMBER OF UNEXERCISED OPTIONS    VALUE OF UNEXERCISED IN-THE-MONEY
NAME                                         AT FISCAL YEAR END            OPTIONS AT FISCAL YEAR END(1)
----                                    -----------------------------    ---------------------------------
David Lieberman.......................            1,950,000                          $176,250

---------------
(1) The difference between (x) the product of the unexercised options and the closing price of our common stock on December 31, 1999, as listed on the OTC Bulletin Board, less (y) the product of the unexercised options and the exercise price of such options.

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

     On March 15, 2000 we entered into an employment agreement with Dr. Leonard Bielory to serve as our scientific director. Pursuant to the terms of this agreement, we will pay to Dr. Bielory, on a monthly basis, the $126,000 that we owe to him for accrued consulting fees. This agreement is for a period of two years and we will pay Dr. Bielory monthly compensation ranging from $500 to $2,500 per month depending upon our net profits. We have also granted Dr. Bielory a five-year option to purchase 750,000 shares of our common stock at an exercise price of $.4375 and upon signing of his employment agreement we agreed to issue 225,000 restricted shares of our common stock to him.

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

                                                              AMOUNT AND
                                  NAME AND ADDRESS            NATURE OF
TITLE OF CLASS                    OF BENEFICIAL OWNER         BENEFICIAL OWNER(1)    PERCENT OF CLASS(1)
--------------                    -------------------         -------------------    -------------------
Common Stock                      David Lieberman                 24,000,000(2)             18.1%
                                  37 Harotem Street
                                  Ashdod, Israel 77572
Common Stock                      Barry Clare                        750,000(3)                *
                                  27 Curtis Place
                                  Lynbrook, NY 11563
Common Stock                      Dr. Leonard Bielory              1,380,000(4)             1.25%
                                  400 Mountain Avenue
                                  Springfield, NY 07081
Common Stock                      Officers and Directors          26,130,000                19.4%
                                  as a group (3 persons)           (2)(3)(4)

---------------
 *  Represents less than 1% of our shares of common stock outstanding.

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

Dated: June 23, 2000                      Advanced Plant Pharmaceuticals, Inc.

                                          By: /s/    DAVID LIEBERMAN
                                            ------------------------------------
                                                      David Lieberman
                                                         President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                     TITLE                       DATE
                   ---------                                     -----                       ----

              /s/ DAVID LIEBERMAN                   President and Director               June 23, 2000
------------------------------------------------    (Principal Executive Officer and
                David Lieberman                     Principal Financial and
                                                    Accounting Officer)

              /s/ LEONARD BIELORY                   Chairman and Scientific Director     June 23, 2000
------------------------------------------------
                Leonard Bielory