Form 10QSB
period 2000-06-30
ADVANCED PLANT PHARMACEUTICALS INC
filed 2000-08-14
CIK 943535

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2000


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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No




     The number of shares outstanding of the Registrant's common stock is 110,671,469 (as of 8/09/00).

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                           QUARTER ENDED JUNE 30, 2000

                              ITEMS IN FORM 10-QSB



                                                          PAGE

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements                                 1

Item 2.  Management's Plan of Operation                      11


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                 None

Item 2.  Changes in Securities
                    and Use of Proceeds                      11

Item 3.  Defaults Upon Senior Securities                   None

Item 4.  Submission of Matters to
                    a Vote of Security Holders             None

Item 5.  Other Information                                 None

Item 6.  Exhibits and Reports on Form 8-K                    12

SIGNATURES                                                   13

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                                TABLE OF CONTENTS

Balance Sheet as of
  June 30 2000 (unaudited) .............................................     2

Statements of Operations for the Three and Six Months
  Ended June 30 2000 (unaudited) and 1999  .............................     3

Statements of Cash Flows for Six Months
  Ended June 30 2000 (unaudited) and 1999 ..............................     4

Notes to the Financial Statements ......................................    5-10

Schedule 27 ............................................................    11

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2000
                                   (UNAUDITED)






                                     ASSETS
Current assets:

     Cash and cash equivalents .............................        $        --
                                                                    -----------
     Total current assets ..................................                 --
                                                                    -----------

Other assets ...............................................              9,785
                                                                    -----------
                                                                    $     9,785
                                                                    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

     Accounts Payable ......................................        $   133,868

     Accrued expenses payable ..............................            951,361

     Loans payable .........................................            676,047

     Due to distributor ....................................            103,500
                                                                    -----------
     Total current liabilities .............................          1,864,776
                                                                    -----------

Shareholders' Equity:

     Common stock, $.0007 par value, 120,000,000
     shares authorized and 110,424,506 shares issued .......             77,297

     Capital in excess of par value ........................          4,734,291

     Accumulated deficit ...................................         (6,621,399)

     Treasury shares at cost ...............................               (180)

     Stock subscriptions receivable ........................            (45,000)
                                                                    -----------
          Total shareholders' equity .......................         (1,854,991)
                                                                    -----------
                                                                       $ 9,785
                                                                    ===========







                 See accompanying notes to financial statements.

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           Three Months Ended                Six Months Ended
                                                       June 30,                                June 30,
                                                          2000               1999                 2000               1999

    Net Sales                                       $        6,583     $        3,016       $        9,061      $       5,601

    Cost of goods sold                                      13,297              1,557               45,694              7,331
                                                    --------------     --------------       --------------      -------------
        Gross profit                                        (6,714)             1,459              (36,633)            (1,730)
                                                    --------------     --------------       --------------      -------------

    Operating expenses:

      Research and development                              48,500                  -               49,250              1,000

      General and administrative                           343,829            239,863            1,352,073            340,708
                                                    --------------     --------------       --------------      -------------
        Total operating expenses                           392,329            239,863            1,401,323            341,708
                                                    --------------     --------------       --------------      -------------
          Operating loss                                  (399,043)          (238,404)          (1,437,956)          (343,438)

    Other expense (income)                                       -                  -                    -                  -
                                                    --------------     --------------       --------------      -------------
        Loss before provision for income taxes            (399,043)          (238,404)          (1,437,956)          (343,438)

    Provision for income taxes                                   -                  -                    -                  -
                                                    --------------     --------------       --------------      -------------
        Net loss                                    $     (399,043)    $     (238,404)      $   (1,437,956)     $    (343,438)
                                                    ==============     ==============       ==============      =============
    Loss per common share                           $        (0.00)    $        (0.00)      $        (0.01)     $       (0.00)
                                                    ==============     ==============       ==============      =============









                 See accompanying notes to financial statements.

                  ADVANCED PLANT PHARMACEUTICALS, INC.
                        STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                              (UNAUDITED)

                                                             2000               1999
Cash Flows from Operating Activities:
  Net Loss from operations .........................      $(1,437,956)      $  (343,438)

  Adjustments to reconcile net loss from
   operations to net cash used by operating activities:

     Depreciation and amortization expense .........              443               316

     Services paid with common stock ...............          759,750           275,833

     Decrease in prepaid expenses ..................               --            12,153

     Increase (decrease) in accounts payable .......           43,783            (5,000)

     Increase (decrease) in accrued expenses .......          105,263          (158,077)
                                                          -----------       -----------
     Net cash used by operations ...................         (528,717)         (218,213)
                                                          -----------       -----------
Cash Flows from Investing Activities:

  Purchase of computer equipment ...................           (1,000)               --
                                                          -----------       -----------
     Net cash used by investing activities .........           (1,000)               --
                                                          -----------       -----------
Cash Flows from Financing Activities:

  Proceeds from short-term loans payable ...........          542,000            37,479

  Payments on short-term loans payable .............          (25,009)               --

  Net proceeds from issuance of common stock .......               --           266,000
                                                          -----------       -----------
     Net cash provided by financing activities .....          516,991           303,479
                                                          -----------       -----------
Net (decrease) increase in Cash and cash equivalents          (12,726)           85,266

Cash and cash equivalents at beginning of period ...           12,726             4,198
                                                          -----------       -----------
Cash and cash equivalents at end of period .........      $        --       $    89,464
                                                          ===========       ===========
Supplemental Cash Flow Information:

  Cash Paid During the Period for:

     Interest ......................................               --                --
                                                          ===========       ===========
     Income Taxes ..................................               --                --
                                                          ===========       ===========
  Information about Noncash Activities:

     Common stock issued to satisfy loans ..........      $        --       $    51,600
                                                          ===========       ===========
     Common stock issued for services ..............      $   759,750       $   275,833
                                                          ===========       ===========





                 See accompanying notes to financial statements.

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


NOTE 1   BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Advanced Plant Pharmaceuticals, Inc. ("APPI" or the "Company") as of June 30, 2000 have been prepared in accordance with generally accepted accounting principles for interim information. Accordingly, certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments of a recurring nature considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire year or any other period.

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

NOTE 3   GOING CONCERN

      Management believes that it can continue to obtain additional capital. However, if additional financing is not obtained, the Company might be forced to cease operations.

      Since its inception, the Company has had significant operating losses and working capital deficits. The Company's continued existence has been dependant on cash proceeds received from the sale of its common stock and the willingness of vendors to accept stock in lieu of cash payments for their services. Employees have also accepted deferrals of wage payments. The Company hopes to reverse this trend by generating cash inflows through the sale of new products that they have developed. To accomplish this objective, the Company will require working capital to satisfy current operating expenses, and to produce inventory, during the interim period preceding such time as the revenue cycle begins generating cash. However, to date, sales have not materialized and the Company has run out of capital.

NOTE 4   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash Equivalents:

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

NOTE 4   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

     Other Assets:

     Other assets consist of patents ($4,766), security deposits ($4,144) and computer equipment ($875).

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

     There were 5,500,000 common stock options outstanding as of June 30, 2000. As a result of the losses reported in the periods presented these options, if exercised, would be antidilutive. Accordingly, only Basic EPS is presented in these financial statements. The weighted-average number of shares used in the computation of per share data was 109,811,099 and 100,810,073 for the three months ended June 30, 2000 and 1999, respectively. For the six-month periods then ended, the weighted-average number of shares was 109,155,303 in 2000 and 88,610,295 in 1999.

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

NOTE 4
(Continued)

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

NOTE 5   CAPITAL STOCK

     As of June 30, 2000, the Company was authorized to issue 120 million shares of it common stock, par value $.0007 per share. The holders of common stock are entitled to one vote for each share held on all matters to be voted on by stockholders. At the annual shareholders' meeting on July 18, 2000 the shareholders' approved increasing the authorized shares to 250 million.

     The Company is also authorized to issue 5 million shares of preferred stock, par value $.0007 per share. There is currently no preferred stock outstanding and the company has no current plans to issue preferred stock.

NOTE 6   LOANS PAYABLE

     Loans Payable consists of unsecured, non-interest bearing short-term loans typically of less than three months duration. The loan agreements provide the Company with the option of repaying the loans with either cash or restricted shares of the Company's common stock. Loans payable at June 30, 2000 includes a loan of $622,800 payable to one individual lender. This loan is payable on or before December 30, 2000 and includes an option that permits the Company to pay off the loan with shares of its common stock.

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


NOTE 6   LOANS PAYABLE
(Continued)

     If the Company elects to repay the balance of the loan in common stock, the number of shares issued shall be calculated based on the following per share prices: The first $175,000 of principal balance will be paid using a discounted per share price of $.015. Principal loan balances between $175,000 up to and including $350,000 will be paid using a share price of $.12. Any remaining loan principal balances will be converted at a rate yet to be determined.

NOTE 7   RELATED-PARTIES TRANSACTIONS

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

     As of August 10, 2000, the Company has not issued the options due to Dr. Bielory as required by the agreement.

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

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

NOTE 7   RELATED-PARTIES TRANSACTIONS
(Continued)

     As of August 10, 2000, the Company has not yet issued these options to Dr. Bielory. Also, in accordance with the agreement, the Company issued Dr. Bielory 225,000 restricted shares of its common stock on April 10, 2000 as a signing bonus. The Company recorded these shares at an aggregate value of $96,750 (The fair market value on the date of the agreement).

NOTE 8   FINANCIAL RESULTS AND LIQUIDITY

     To market and generate sales of its new products, the Company entered into several distribution agreements during 1999. Following is a discussion of the potential minimum sales that may result from these agreements as well as their status as of August 10, 2000:

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

     As of August 10, 2000, no sales have been realized from this agreement and Amber has not complied with the initial minimum order schedule outlined in the agreement due to compliance issues relating to Israeli labeling laws. The Company is attempting to resolve this issue.

     In July 1999, the Company entered into exclusive distribution agreements with Manayer Najd Trading & Medical Supplies Co. ("MNM") and with Manayer Egypt Trading & Medical Supplies Co. ("MEM") for distribution of the Company's products in Saudi Arabia and Egypt respectively. Both agreements are contingent on the distributors receiving product registration certificates from their respective countries and are for periods of five years. The potential aggregate minimum purchases required under these agreements is $4,681,140 over the five-year period commencing with receipt of the registration certificates. As of August 10, 2000, the registration certificates have not been received from the respective countries.

     The success of these distribution agreements, and their effect on the Company's cash flow is uncertain. The Company is uncertain as to when sales relating to these agreements can be expected to begin or that the generated cash receipts, if any, will be sufficient to fund operating costs which can be expected to increase as the Company "ramps up" for manufacturing and distribution activities. There also is no assurance that the Company will continue to be able to finance operations through the sale of its common stock, the exchange of stock for services or from the proceeds of unsecured loans with private lenders.

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

NOTE 9   FINANCIAL ADVISOR AND INVESTMENT BANKING AGREEMENT

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

     On May 2, 2000, the Company issued the initial 1,700,000 shares to FMS. The shares were recorded at an aggregate value of $663,000 representing the fair market value of such shares at February 17, 2000 (The date of the agreement). As of August 10, 2000, no further shares have been issued under this agreement.

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

NOTE 10  MARKETING CONSULTANT'S AGREEMENT

     On March 15, 2000 the Company entered into a twelve-month agreement with a consultant whereby the consultant will act as the Company's marketing and distribution advisor and as such, will assist in the development of relationships with industry related third parties for the purpose of product marketing and distribution. As compensation for these services, the company is required to issue 600,000 restricted shares of its common stock. The Company issued 200,000 of the 600,000 shares on July 21, 2000. The aggregate Fair market value of the stock on its day of issue was $24,000. This amount is included in accrued expenses payable at June 30, 2000.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION.

     (i) As of the beginning of August 2000 we did not have any cash on hand or accounts receivable. The Company's two employees have deferred payment of their salaries for the past eight weeks. While we are negotiating with potential investors to secure cash infusions into the Company, if we do not find any cash investors we will be unable to operate our business for any significant length of time.

     (ii) If we secure funds we intend to use our Process to expand our product line to include herbal dietary supplements such as St. John's Wort, Kava Kava, Ginko Biloba and Echinacea. We estimate that the initial production and preliminary marketing of these four herbal products to potential domestic and international distributors and wholesalers will cost approximately $60,000.

     (iii) We do not expect to purchase or sell any manufacturing facilities or significant equipment over the next twelve months.

     (iv) We do not foresee any significant changes in the number of employees we will employ over the next twelve months.


                                     PART II

ITEM 2.  CHANGES IN SECURITIES

     (c) Recent Sales of Unregistered Securities

         During the second quarter of 2000 we issued (i) 225,000 shares of our common stock to Dr. Leonard Bielory, the chairman of our board of directors, pursuant to the terms of the employment agreement entered into by us with Dr. Bielory as of March 15, 2000, and as part of the consideration paid by us to Dr. Bielory for his services to us, and (ii) 1,700,000 shares of our common stock to two designees of First Madison Securities, Inc. ("FMS") for consulting services rendered by FMS to us described in our quarterly report on Form 10-QSB for the quarter ended March 31, 2000. The issuance of such 1,925,000 shares of our common stock was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to the provisions of Section 4(2) of the Act, as transactions by an issuer not involving any public offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS.

EXHIBIT
NUMBER

3.1.1    Articles of Incorporation of the Company, as amended (1)

3.1.2    Amendment to the Articles of Incorporation of the Company (1)

3.2      By-Laws of the Company (1)

27.1*    Financial Data Schedule



--------------

*    Filed herewith.

(1) Filed as an Exhibit to the Company's Form 10-SB, dated July 23, 1999, and incorporated herein by reference.

(b)  REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed during the quarter ending June 30, 2000.


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


                                            ADVANCED PLANT PHARMACEUTICALS, INC.



                                                     By:/s/ David Lieberman
                                                         David Lieberman
                                                         President


Exhibit Index

EXHIBIT
NUMBER

3.1.1    Articles of Incorporation of the Company, as amended (1)

3.1.2    Amendment to the Articles of Incorporation of the Company (1)

3.2      By-Laws of the Company (1)

27.1*    Financial Data Schedule

--------------

*    Filed herewith.

(1) Filed as an Exhibit to the Company's Form 10-SB, dated July 23, 1999, and incorporated herein by reference.


Date: August 14, 2000