Form 10QSB
period 2000-09-30
ADVANCED PLANT PHARMACEUTICALS INC
filed 2000-11-14
CIK 943535

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2000


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

                         Commission file number 0-30256


                      ADVANCED PLANT PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)


       Delaware                                      59-2762023
       (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)                Identification No.)

       43 West 33rd Street                           10001
       New York, New York                            (Zip Code)
       (Address of principal executive offices)

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

         The number of shares outstanding of the Registrant's common stock is 121,671,197 (as of 11/13/00).

Transition Small Business Disclosure Format.  Yes   No    X

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                        QUARTER ENDED SEPTEMBER 30, 2000

                              ITEMS IN FORM 10-QSB



                                                                                                             PAGE
PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements                                                                         2

Item 2.           Plan of Operation                                                                           12

Item 3.           Quantitative and Qualitative
                    Disclosures About Market Risk                                                             None


PART II           OTHER INFORMATION

Item 1.           Legal Proceedings                                                                           None

Item 2.           Changes in Securities
                    and Use of Proceeds                                                                       13

Item 3.           Defaults Upon Senior Securities                                                             None

Item 4.           Submission of Matters to
                    a Vote of Security Holders                                                                13

Item 5.           Other Information                                                                           None

Item 6.           Exhibits and Reports on Form 8-K                                                            14


SIGNATURES

                                     PART I

1. Financial Information


                                TABLE OF CONTENTS



Balance Sheet as of
  September 30 2000 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . .             2

Statements of Operations for the Three and Nine Months
  September 30 2000 (unaudited) and 1999. . . . . . . . . . . . . . . . . . . . . . .             3

Statements of Cash Flows for Nine Months
  September 30 2000 (unaudited) and 1999. . . . . . . . . . . . . . . . . . . . . . .             4

Notes to the Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . .           5-11

                       ADVANCED PLANT PHARMACEUTICALS, INC
                                  Balance Sheet
                            As of September 30, 2000
                                   (Unaudited)




                           ASSETS
Current assets:

   Cash and cash equivalents                                $    12,854
                                                            -----------
      Total current assets                                       12,854

Other assets                                                      9,543
                                                            -----------
                                                            $    22,397
                                                            ===========


            LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

   Accounts Payable                                         $   139,719
   Accrued expenses payable                                   1,002,414
   Loans payable                                                801,247
   Due to distributor                                           103,500

                                                            -----------
      Total current liabilities                               2,046,880
                                                            -----------


Shareholders' Equity:

   Common stock, $.0007 par value, 250,000,000
    shares authorized and 116,693,256 shares issued              81,685
   Capital in excess of par value                             4,949,028
   Accumulated deficit                                       (7,010,016)
   Treasury shares at cost                                         (180)
   Stock subscriptions receivable                               (45,000)
                                                            -----------
      Total shareholders' equity                             (2,024,483)
                                                            -----------

                                                            $    22,397
                                                            ===========


                 See accompanying notes to financial statements.

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                            Statements of Operations
                                   (Unaudited)

                                                      Three Months Ended                       Nine Months Ended
                                                          September 30,                          September 30,
                                                    2000                1999                2000                 1999
                                               ---------------------------------        ---------------------------------
Net Sales                                      $       2,202        $      1,248        $      11,263        $      6,849

Cost of goods sold                                     7,270               1,720               52,964               9,051

                                               ---------------------------------        ---------------------------------
    Gross profit                                      (5,068)               (472)             (41,701)             (2,202)
                                               ---------------------------------        ---------------------------------

Operating expenses:

  Research and development                               951                --                 50,201               1,000
  General and administrative                         382,598             147,765            1,734,671             488,473

                                               ---------------------------------        ---------------------------------
    Total operating expenses                         383,549             147,765            1,784,872             489,473
                                               ---------------------------------        ---------------------------------

      Operating loss                                (388,617)           (148,237)          (1,826,573)           (491,675)

Other expense (income)                                  --                  --                   --                  --
                                               ---------------------------------        ---------------------------------
  Loss before provision for income taxes            (388,617)           (148,237)          (1,826,573)           (491,675)

Provision for income taxes                              --                  --                   --                  --
                                               ---------------------------------        ---------------------------------
    Net loss                                   $    (388,617)       $   (148,237)       $  (1,826,573)       $   (491,675)
                                               =================================        =================================


Loss per common share                          $       (0.03)       $      (0.00)       $       (0.04)       $      (0.01)
                                               =================================        =================================

Weighted Average                                 110,057,560          88,610,295          110,057,560          88,610,295
                                               =================================        =================================


                 See accompanying notes to financial statements.

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                             Statement of Cash Flows
              For the nine months ended September 30, 2000 and 1999
                                   (Unaudited)


                                                               2000             1999
                                                           -----------        ---------
Cash Flows from Operating Activities:

  Net Loss from operations                                 $(1,826,573)       $(491,675)

  Adjustments to reconcile net loss from
   operations to net cash used
   by operating activities:

     Depreciation and amortization expense                         685              475
     Services paid with common stock                           978,874          290,799
     Decrease in prepaid expenses                                 --             12,153
     Increase (decrease) in accounts payable                    49,634          (19,965)
     Increase (decrease) in accrued expenses                   156,317          (86,580)

                                                           -----------        ---------
     Net cash used by operations                              (641,063)        (294,793)
                                                           -----------        ---------


Cash Flows from Investing Activities:

  Purchase of computer equipment                                (1,000)            --

                                                           -----------        ---------
     Net cash used by investing activities                      (1,000)            --
                                                           -----------        ---------


Cash Flows from Financing Activities:

  Proceeds from short-term loans payable                       667,200           37,479
  Payments on short-term loans payable                         (25,009)            --
  Net proceeds from issuance of common stock                      --            266,000
                                                           -----------        ---------
     Net cash provided by financing activities                 642,191          303,479
                                                           -----------        ---------

Net (decrease) increase in Cash and cash equivalents               128            8,686

Cash and cash equivalents at beginning of period                12,726            4,198

                                                           -----------        ---------
Cash and cash equivalents at end of period                 $    12,854        $  12,884
                                                           ===========        =========


Supplemental Cash Flow Information:

  Cash Paid During the Period for:

     Interest                                                     --               --
                                                           ===========        =========
     Income Taxes                                                 --               --
                                                           ===========        =========

  Information about Noncash Activities:
     Common stock issued to satisfy loans                  $      --          $ 126,600
                                                           ===========        =========
     Common stock issued for services                      $   978,874        $ 290,799
                                                           ===========        =========


                 See accompanying notes to financial statements.

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE 1   BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Advanced Plant Pharmaceuticals, Inc. ("APPI" or the "Company") as of September 30, 2000 have been prepared in accordance with generally accepted accounting principles for interim information. Accordingly, certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments of a recurring nature considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire year or any other period.

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

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE 4   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash Equivalents:

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Other Assets:

     Other assets consist of patents ($4,608), security deposits ($4,144) and computer equipment ($791).

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

     Earnings per Share:

     Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" discusses the computation and presentation of earnings per share ("EPS"). Basic EPS, as defined by SFAS No. 128, is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the reporting period, ignoring any potential effects of dilution. Diluted EPS reflects the potential

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE 4
(Continued)

     Earnings per Share (Continued):

     dilution that would occur if securities, or other contracts to issue common stock, were exercised or converted into common stock that then shared in the earnings of the entity.

     There were 5,500,000 common stock options outstanding as of September 30, 2000. As a result of the losses reported in the periods presented these options, if exercised, would be antidilutive. Accordingly, only Basic EPS is presented in these financial statements. The weighted-average number of shares used in the computation of per share data was 111,862,074 and 108,499,506 for the three months ended September 30, 2000 and 1999, respectively. For the nine-month periods then ended, the weighted-average number of shares was 110,057,560 in 2000 and 88,610,295 in 1999.

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

5.   CAPITAL STOCK:

     At the annual shareholders' meeting on July 18, 2000 the shareholders' approved increasing the Company's authorized shares of its common stock by 130 million. Accordingly, as of September 30, 2000, the Company was authorized to issue 250 million shares of it common stock, par value $.0007 per share. The holders of common stock are entitled to one vote for each share held on all matters to be voted on by stockholders.

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE 5
(Continued)

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

     Loans payable at September 30, 2000 includes a loan of $555,200 payable to one individual lender. This loan is payable on or before December 30, 2000 and includes an option that permits the Company to pay off the loan with shares of its common stock. If the Company elects to repay the balance of the loan in common stock, the number of shares issued shall be calculated based on the following per share prices: The first $175,000 of principal balance will be paid using a discounted per share price of $.015. Principal loan balances between $175,000 up to and including $350,000 will be paid using a share price of $.12. Any remaining loan principal balances will be converted at a rate yet to be determined.

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

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE 7
(Continued)

     As of November 10, 2000, the Company has not issued the options due to Dr. Bielory as required by the agreement.

     On March 15, 2000 the company entered into a two-year employment agreement with Dr. Leonard Bielory whereby Dr. Bielory will serve as the Company's Scientific Director and its Chairman of the Board of Directors. Under the terms of the agreement, the Company is required to pay Dr. Bielory wages of $500 per month for the first twelve months and up to $2,500 per month thereafter, contingent on the Company achieving specified net profit levels. Upon commencement of this agreement, and each January 1 thereafter, the Company is to issue Dr. Bielory options to purchase 750,000 shares of the Company's common stock as additional compensation under this agreement. As of November 10, 2000, the Company has not yet issued these options to Dr. Bielory. Also, in accordance with the agreement, the Company issued Dr. Bielory 225,000 restricted shares of its common stock on April 10, 2000 as a signing bonus. The Company recorded these shares at an aggregate value of $96,750 (The fair market value on the date of the agreement)

8.   FINANCIAL RESULTS AND LIQUIDITY:

     To market and generate sales of its new products, the Company entered into several distribution agreements during 1999. Following is a discussion of the potential minimum sales that may result from these agreements as well as their status as of November 10, 2000:

     In June 1999, the Company entered into an exclusive two-year distribution agreement with Ambar Pharmacies and Health, Inc. ("Ambar") for the sale of the Company's products in Israel. Such distribution agreement requires Ambar to purchase a minimum of $88,290 during the two year period. Under the agreement, the Company is committed to reimburse Ambar for advertising expenditures in an amount not to exceed 5% of Ambar's gross purchases. As of November 10, 2000, no sales have been realized from this agreement and Amber has not complied with the initial minimum order schedule outlined in the agreement due to compliance issues relating to Israeli labeling laws. The Company is attempting to resolve this issue.

     In July 1999, the Company entered into exclusive distribution agreements with Manayer Najd Trading & Medical Supplies Co. ("MNM") and with Manayer Egypt Trading & Medical Supplies Co. ("MEM") for distribution of the Company's products in Saudi Arabia and Egypt respectively.

                    ADVANCED PLANT PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE 8
(Continued)

   Both agreements are contingent on the distributors receiving product registration certificates from their respective countries and are for periods of five years. The potential aggregate minimum purchases required under these agreements is $4,681,140 over the five-year period commencing with receipt of the registration certificates. As of November 10, 2000, the registration certificates have not been received from the respective countries.

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

   As compensation for these services, the Company is required to issue FMS 6,000,000 restricted shares of its common stock as follows; 1,700,000 shares upon execution of the agreement, 1,700,000 shares within three months of signing the agreement and 2,600,000 shares within six months of signing the agreement. The restricted shares shall be registered with the Securities and Exchange Commission to become free trading shares as soon as possible with FMS bearing all registration costs. On May 2, 2000, the Company issued the initial 1,700,000 shares to FMS. The shares were recorded at an aggregate value of $663,000 representing the fair market value of such shares at February 17, 2000 (The date of the agreement). As of November 10, 2000, no further shares have been issued under this agreement.

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

                    ADVANCED PLANT PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE 9
(Continued)


   Service under this agreement shall continue until terminated by either party by giving thirty days written notice. The provisions regarding compensation and placement fees shall survive the term of the agreement.

NOTE 10     MARKETING CONSULTANT'S AGREEMENT

   On March 15, 2000 the Company entered into a twelve-month agreement with a consultant whereby the consultant will act as the Company's marketing and distribution advisor and as such, will assist in the development of relationships with industry related third parties for the purpose of product marketing and distribution. As compensation for these services, the company is required to issue 600,000 restricted shares of its common stock. The Company issued 200,000 of the 600,000 shares on July 21, 2000. The aggregate Fair market value of the stock on its day of issue was $24,000

NOTE 11     INVESTOR RELATIONS CONSULTING AGREEMENT

   On September 25, 2000 the Company entered into a two-month agreement with a consultant whereby the consultant will provide investor relations services to the Company. Remuneration under the agreement includes both cash payments and the issue of 70,000 shares of the Company's restricted common stock. The Company has the option to extend the agreement an additional twelve months.

NOTE 12     SUBSEQUENT EVENT

    On October 5, 2000 the Company filed SEC form S-8 for the purpose of registering 5 million shares of its common stock for subsequent issue to C.J. Lieberman as payment of $250,000 of outstanding consulting fees and wages due to him from prior periods. The stock was issued in the fourth quarter of 2000.

ITEM 2.  PLAN OF OPERATION.

      (i) As of the beginning of October 2000 we had minimal cash on hand and no substantive accounts receivable. The Company's two employees have deferred payment of their salaries for the past nine weeks. While we constantly seek potential investors to secure cash infusions into the Company, if we do not find any cash investors we will be unable to operate our business for any significant length of time.

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

                                    PART II

                               OTHER INFORMATION


ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

      (c)   Recent Sales of Unregistered Securities

      During the third quarter of 2000, we issued an aggregate of 6,068,750 shares of our Common Stock, consisting of (i) 68,750 shares to Ocean Graphics/Printing Corp. in full consideration for printing services performed on our behalf, namely, printing our Annual Report to Shareholders and Proxy Statement; and (ii) 6,000,000 shares of our common stock to Mr. Barry Clare, an employee and former Chief Operating Officer of the Company, in consideration for services rendered on our behalf by Mr. Clare. The issuance of such 6,068,750 shares of common stock was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to the provisions of
Section 4(2) of the Act, as a transaction by an issuer not involving any public offering.



ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

      A Proxy Statement was mailed on or about June 19, 2000 to shareholders of record of the Company as of May 22, 2000 in connection with the Company's 2000 Annual Meeting of Shareholders, which was held on July 18, 2000 at the IDT Building, 17th Floor, 520 Broad Street, Newark, New Jersey 07102. At the Meeting, the shareholders voted on three matters and all of such matters were approved.

      The first matter was the election of the members of the Board of Directors. The two directors elected and the tabulation of the votes (both in person and by proxy) were as follows:

      Nominees for Directors        For            Withheld
      ----------------------        ---            --------
      David Lieberman            95,890,884        1,232,522
      Dr. Leonard Bielory        96,001,434        1,121,972

      The second matter upon which the shareholders voted was the proposal to ratify the appointment by the Board of Directors of Michael Finkelstein & Co. as independent certified public accountants for the Company for 2000. The tabulation of the votes (both in person and by proxy) was as follows:

      For                     Against                 Abstentions
      ---                     -------                 -----------
      95,055,934              1,969,458               98,014

      The third matter upon which the shareholders voted was the proposal to approve an amendment to the Company's Certificate of Incorporation, increasing the aggregate number of shares of common stock, par value $.0007 per share, the Company is authorized to issue from 120,000,000 to 250,000,000 shares. The tabulation of the votes (both in person and by proxy) was as follows:

      For                     Against                 Abstentions
      ---                     -------                 -----------
      94,427,876              2,632,164               63,366


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(A)   EXHIBITS.

EXHIBIT
NUMBER

3.1.1    Articles of Incorporation of the Company, as amended (1)

3.1.2    Amendment to the Articles of Incorporation of the Company (1)

3.1.3*   Second Amendment to the Articles of Incorporation of the Company

3.2      By-Laws of the Company (1)

27.1*    Financial Data Schedule

--------------
*     Filed herewith.

(1) Filed as an Exhibit to the Company's Form 10-SB, dated July 23, 1999, and incorporated herein by reference.

(b)   REPORTS ON FORM 8-K.

      No reports on Form 8-K were filed during the third quarter of the fiscal year ending December 31, 2000.

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

Exhibit Index

EXHIBIT
NUMBER
-------
3.1.1          Articles of Incorporation of the Company, as amended (1)

3.1.2          Amendment to the Articles of Incorporation of the Company (1)

3.1.3*         Second Amendment to the Articles of Incorporation of the Company

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


                                       ADVANCED PLANT PHARMACEUTICALS, INC.



                                       By:   /s/ David Lieberman
                                             ------------------------------
                                             David Lieberman
Date: November 14, 2000                      President