Form 10KSB
period 2000-12-31
ADVANCED PLANT PHARMACEUTICALS INC
filed 2001-04-25
CIK 943535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON D.C.

                                   FORM 10-KSB

         [X] Annual  Report  Pursuant  to  Section  13  or 15(d) of the
             Securities Exchange Act of 1934

         [ ] Transitional Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934

                          Commission File No. 000-29462

                      ADVANCED PLANT PHARMACEUTICALS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                     59-2762023
  ---------------------------------      --------------------------------------
  (State of other jurisdiction           (I.R.S. Employer Identification Number)
  of incorporation or organization)

                  43 West 33rd Street, New York, New York 10001
                    -----------------------------------------
                     Address of principal executive offices

        Registrant's telephone number, including area code: 212-695-3334

        Securities registered pursuant to Section 12(b) of the Act: NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to filed such reports), and (2) has been subject to such filing requirement for the past 90 days. [X] Yes [ ] No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form -KSB. [X]

State  issuer's   revenues  for  its  most  recent   reporting   period  (Fiscal
year).....$13,250.00

Aggregate market value of the voting stock held by non-affiliates of the registrant at April 17, 2001, was $3,759,553.00. As at December 31, 2000, the number of shares issued and outstanding was 135,592,198. The bid price of the common stock at that date was $0.47.

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                               Form 10-KSB - Index

                   For the Fiscal Year Ended December 31, 2000

PART I                                                                      Page

Item 1.     Business                                                           3
Item 2.     Properties                                                         3
Item 3.     Legal Proceedings                                                  4
Item 4.     Submission of Matter to a Vote of
                     Security Holders                                          4

PART II

Item 5.     Market of Registrant's Securities and
                     Related Stockholder Matters                               4
Item 6.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations             4
Item 7.     Consolidated Financial Statements and
                     Supplementary Data                                        5
Item 8.     Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosures                   5

PART III

Item 9.     Directors and Executive Officers of the Registrant                 6
Item 10.    Executive Compensation                                             7
Item 11.    Security Ownership of Certain Beneficial Owners
                     and Management                                            8
Item 12     Certain Relationships and Related Transactions                     9


Part IV

Item 13.    Exhibits, Consolidated Financial Statements,
                     Schedules and Reports on Form 8-K                         9

Signatures                                                                    10

         This Form 10-KSB contains forward looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, regarding future events and the future performance of the Company involve risks and uncertainties which may cause our actual results in future periods to be materially different from any future performance suggested herein. We believe that its business strategy that includes focus on future acquisitions is not unique. There can be no assurance that our strategy will be successful. There can be no assurance that sufficient capital can be obtained to market ourselves and increase our market share and our performance and actual results could differ materially from those projected in the forward looking statements contained herein.


                                     PART I


Item 1.           Business

         APPI continues to focus on the research and development of plant based dietary supplements. During July 1999, the Company acquired exclusive rights and interests to a thirteen step process which utilizes virtually the whole of the nutrients found in plants to manufacture all natural herbal dietary supplements. The purchase price for the process was 12,000.000 shares of Common Stock. None of these shares were isssued during the year 2000. The Company intends to use this process to manufacture products that it hopes to distribute worldwide through various sales distribution contracts.

         On February 28, 2000, the Company entered into an Asset Purchase Agreement with Dr. Bielory to purchase his various allergy and nasal formulations. This Agreement was approved by the Board of Directors on September 6, 2000. Dr. Bielory was granted a five year option to purchase an aggregate of 18,000,000 shares of the Company's Common Stock, par value $0.0007 per share, at an exercise price of $180.00.

         Sinusol(TM), being one of the formulations purchased from Dr. Bielory, is a generalized base solution for the development of an extensive line of specialty products related to allergy and sinus conditions. The ingredients include a mixture of gently pH-balanced essential mineral oils that combat the various symptoms related to allergies and sinus disorders, including congestions, irritated nasal mucosa and bacterial and fungal infections. Specialized advanced formulations are being reviewed for patent submission.


Item 2.           Description of Property

         The Company continues to lease space at 43 West 33rd Street, New York, New York 10001. The current amount of space is sufficient for the Company for the foreseeable future. Due to the cash problems of the Company, it is possible that the Company would be forced to vacate the leasehold at some point in the future, although no such action is imminent or contemplated.

Item 3.           Legal Proceedings

         The Company is not party to any legal proceedings. There are no known threatened actions against the Company.


Item 4.           Submission of Matter to a Vote of Security Holders

         There were no matters submitted to a vote of shareholders during the fourth quarter of 2000.


                                    PART II


Item 5.           Market of  Registrant's  Securities  and  Related  Stockholder
                  Matters

         The Company's Common Stock is traded under the symbol "APPI" on the NASDAQ Over the Counter Bulletin Board.

         The Company, at December 31, 2000, had 135,592,198 shares issued and outstanding. During the fourth quarter of 2000, the price of the shares of Common Stock of the Company reached the following high and low for each month.

           Oct.       Nov.       Dec.      Jan.        Feb.       March

High       $.13       .12        .08       .08         .06        .065
Low         .066      .059       .03       .038        .04        .035


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

         In addition, upon the securing of funds, the Company intends to market its new products, obtained in February, 2000, obtained from Dr. Bielory.

         We do not expect to purchase or sell any manufacturing facilities or significant equipment over the next twelve months. We do not foresee any significant changes in the number of employees we will employ over the next twelve months.


Item 7.           Consolidated Financial Statements and Supplementary Data

         The information required by Item 7 appears at Page F-1, which appears after this page.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         None

                                    PART III

Item 9.           Directors and Executive Officers of the Registrant

Directors and Executive Officers of Advanced Plant Pharmaceuticals, Inc.

Name                        Age          Position
-------------               ---          --------
David Lieberman              38          President and Director

Dr. Leonard Bielory          46          Chairman and Scientific Director

         David Lieberman has served as President of the Company since July 1, 1996, and as a member of its Board of Directors since June 1996. Since 1991, he has worked in the offices of the Chief Rabbi of Bnai Brak, Israel. He also serves as a consultant for Osem Industries, Inc., an international food conglomerate located in Israel.

         Leonard Bielory, M.D. serves as Chairman and Scientific Director of the Company since March 15, 2000. Dr. Bielory is presently the Director of the Division of Allergy, Immunology and Rheumatology and is the Director of the Division of Asthma and Allergy at the New Jersey Medical School where he is also an Associate Professor of Medicine, Pediatrics and Ophthalmology. Dr. Bielory serves as the Chairman of the Board and President of the University Physician Associates -- the New Jersey Medical School Faculty Practice. Dr. Bielory currently serves as a consultant on allergy and immunology to Newark Beth Israel Hospital, Newark, NJ, and to Saint Barnabas Medical Center, Livingston, NJ.

         All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Directors receive no cash compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings.

EXECUTIVE OFFICERS

         Officers are elected annually by the Board of Directors and serve at the direction of the Board of Directors. The Company's two executive officers, David Lieberman and Dr. Leonard Bielory are also directors of the Company. Information with regard to such persons is set forth above under the heading "Nominees." On April 7, 2000, Mr. Barry Clare resigned as the Company's Chief Operating Officer. He remains an employee of the Company.

THE COMMITTEES

         The Board of Directors does not have a Compensation, Audit or Nominating Committee, and the usual functions of such committees are performed by the entire Board of Directors.

Item 10.          Executive Compensation

         The Employment Agreement with Mr. David Lieberman as the Company's president expires in June 2002. The employment agreement provides for employment on a full-time basis and contains a provision that Mr. David Lieberman will not compete or engage in a business competitive with our current or anticipated business until the expiration of his agreement. Pursuant to the agreement, we will pay Mr. David Lieberman a base salary of $135,000 per annum, a portion of which is deferred, and have granted him a five year option to purchase 750,000 shares of our common stock at an exercise price of $.01 per share. In 1999, we had issued Mr. Lieberman 17 million shares of our common stock as partial payment against accrued salary payable to him.

         Dr. Leonard Bielory is employed to serve as our Chairman and Scientific Director. Pursuant to the terms of this agreement, we pay to Dr. Bielory, on a monthly basis, the $126,000 that we owe to him for accrued consulting fees. This agreement is for a period of two years and we will pay Dr. Bielory monthly compensation consisting of $500 per month, with an extra payment dependant upon our net profits. In addition, the 1999 agreement granted Dr. Bielory an option to purchase 12,000,000 shares for his products that he sold to the Company, which he has exercised, plus another option to purchase 6,000,000 shares once the product is marketed, for a total of 18,000,000. Dr. Bielory exercised his option to purchase the 12,000,000 shares in or about November 2000, which were delivered in April, 2001. We have also granted Dr. Bielory a five-year option to purchase 750,000 shares of our common stock at an exercise price of $.4375 and upon signing of his employment agreement we agreed to issue 225,000 restricted shares of our common stock to him in the year 2000.

TABLE
                                                    OTHER ANNUAL
NAME AND PRINCIPAL POSITION  YEAR    SALARY ($)    COMPENSATION($)  OPTIONS(#)
---------------------------  ----  --------------  ---------------  ----------
David Lieberman              2000  $135,000(1)
    Chief Executive Officer  1999  $135,000(2)        $30,000(3)    750,000(3)
                             1998  $135,000(4)(5)        --            --
---------------

(1) Of the $135,000 owed to Mr. Lieberman as salary for this period, $14,000 was paid to him and the remaining $121,000 has accrued to him, leaving a total of $299,000 due but not yet paid.
(2) Of the $135,000 owed to Mr. Lieberman as salary for 1999, $19,000 was paid to him and the remaining $116,000 has accrued to him, but has not yet been paid.
(3) The market value of the Company's Common Stock at the time the option was granted to Mr. Lieberman was $.05 per share, resulting in Other Annual Compensation to Mr. Lieberman of $30,000.
(4) During 1999, the Company issued to Mr. Lieberman 17,000,000 shares of its Common Stock, valued in the aggregate at $170,000, or $.01 per share. Such issuance was reimbursement to Mr. Lieberman for $67,500, $80,000 and $22,500 of salary accrued to Mr. Lieberman for services rendered by him as the Company's President during 1996, 1997 and 1998, respectively, but yet unpaid.
(5) Of the $135,000 owed to C.J. Lieberman as salary for this period, (a) $50,000 was paid to Mr. Lieberman in the form of an issuance to him of 800,000 shares of Common Stock valued at the time of issuance at $.0625 per share, and (b) $22,500 was paid to C.J. Lieberman in the form of an issuance to him of a portion of the 17,000,000 shares issued to C.J. Lieberman as discussed in Note 3, above. The remaining $62,500 of salary due C.J. Lieberman has accrued to him, but has not yet been paid.

         The Company has a consulting Agreement with C.J. Leiberman. Pursuant to said Agreement, he is to receive options to purchase 750,000 shares. His duties are to consult with the Company on the acquisition of new pharmaceutical products, marketing and general business advice for expansion of marketing and other various needs of the Company in connection with the pharmaceutical industry.


Item 11.          Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information as of the filing date concerning the beneficial ownership of the Common Stock, (i) by each stockholder who is known by the Company to own beneficially in excess of 5% of the outstanding Common Stock; (ii) by each director; (iii) by each executive officer; and (iv) by all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.


Name of Beneficial                  Amount and Nature           Percent of Class
Owner(3)                     of Beneficial Ownership Common(1)  Common (5)
--------------------------   ---------------------------------  ----------------
David Lieberman                     22,670,000(2)                    16.72%
37 Harotem Street
Ashdod, Israel 77572

Dr. Leonard Bielory                 12,260,000(3)                     9.04%
400 Mountain Avenue
Springfield, NJ 07081

Ezriel Silberberg                   11,686,667                        8.61%
c/o Justman
4614 Tenth Avenue
Brooklyn, New York  11219

Officers and Directors and
other 5% owners
as a group (3 persons)              46,616,667(2)(3)                 34.38%

---------------
(1) The number of shares of Common Stock beneficially owned by each person or entity is determined under the rules promulgated by the Securities and Exchange Commission (the "Commission"). Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power. The percentage of the Company's outstanding shares is calculated by including among the shares owned by such person any shares which such person or entity has the right to acquire within 60 days after April 18, 2001. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares.
(2) Does not include (i) 1,950,000 shares which Mr. Lieberman has the right to acquire upon exercise of stock options; (ii) 12,000,000 shares to which Mr. Lieberman's brother, C.J. Lieberman, was to be issued pursuant to an Asset Purchase Agreement, dated June 10, 1999, and authorized by the Board of Directors on September 6, 2000, but to this date has not been issued; and (iii) 1,050,000 shares which C.J. Lieberman has the right to acquire upon the exercise of stock options issued to him as partial consideration for his acting as President of, and a consultant to, the Company.
(3) Does not include the options to purchase 6,000,000 shares which Dr. Bielory has the right to acquire upon the exercise of options granted.

Item 12           Certain Relationships and Related Transactions

         Pursuant to the Purchase Agreement between the Company and C.J. Leiberman from 1999, the 5,000,000 shares due under said agreement were issued in 2000.


                                    Part IV


Item 13. Exhibits, Consolidated Financial Statements, Schedules and Reports on Form 8-K

         (a) The following documents are filed as part of this report:

         (1)(2)  CONSOLIDATED   FINANCIAL  STATEMENTS  AND  FINANCIAL  STATEMENT
SCHEDULES.

         A list of the Consolidated Financial Statements filed as part of this Report is set forth in Item 8 and appears at Page F-1 of this Report; which list is incorporated herein by reference. The Financial Statement Schedules and the Report of Independent Auditors as to Schedules follow the Exhibits.

         (a)(3) EXHIBITS.


All of the items below are incorporated by reference to the Registrant's General Form 10SB and amendments for Registration of Securities as previously filed.

                       EXHIBITS AND SEC REFERENCE NUMBERS


                   Number           Title of Document
                   ------           -----------------
                   2(a)             Certificate of Incorporation (2)
                   2(b)             Agreement and Plan of Merger (2)
                   2(c)             By-Laws (2)



(1)     Filed Herewith.
(2)     Filed as exhibits to Form 10-SB, dated, July 23, 1999

(b)     Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date: April 23, 2001   By: /s/ David Lieberman
                                    ----------------------------
                                    David Lieberman
                                    President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

          DATE                         SIGNATURE / TITLE

         Date: April 23, 2001   By: /s/ David Lieberman
                                    ----------------------------
                                    David Lieberman
                                    President

         Date: April 23, 2001   By: /s/ David Lieberman
                                    ----------------------------
                                    David Lieberman
                                    Director

         Date: April 23, 2001   By: /s/ Dr. Leonard Bielory
                                    ----------------------------
                                    Dr. Leonard Bielory,
                                    Chairman of the Board of Directors

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------

                              FINANCIAL STATEMENTS
                              --------------------

                               FOR THE YEARS ENDED
                               -------------------

                           DECEMBER 31, 2000 AND 1999
                           --------------------------

                                Table of Contents
                                -----------------
                                                                         Page
                                                                         ----
Independent Auditor's Report .............................                F-2

Balance Sheet ............................................                F-3

Statements of Operations .................................                F-4

Statements of Cash Flows .................................                F-5

Statements of Shareholders' Equity (Deficit) .............                F-6

Notes to the Financial Statements ........................            F-7 - F-16

                             Michael C. Finkelstein
                           Certified Public Accountant

704 Ginesi Drive - Suite 23                          1370 Avenue of the Americas
Morganville, New Jersey 07751                        New York, New York 10019
Tel. (732) 972-2700                                  Tel. (212) 689-4633
Fax. (732) 972-5001                                  Fax. (212) 664-1700


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Advanced Plant Pharmaceuticals, Inc.

We have audited the accompanying balance sheet of Advanced Plant Pharmaceuticals, Inc. (the "Company") as of December 31, 2000, and the related statements of operations, shareholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all respects, the financial position of Advanced Plant Pharmaceuticals, Inc. as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the two years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has negative working capital that raises substantial doubt about the ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.







Michael C. Finkelstein & Co., CPA
Morganville, New Jersey
April 17, 2001

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                                  BALANCE SHEET
                                  -------------
                             AS OF DECEMBER 31, 2000
                             -----------------------





                                     ASSETS

Current assets:

  Cash and cash equivalents                                  $      --

                                                             -----------
     Total current assets                                           --

Other assets                                                       9,301

                                                             -----------
                                                             $     9,301
                                                             ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

  Accounts Payable                                           $   170,388
  Accrued expenses payable                                     2,512,557
  Loans payable                                                  581,495
  Due to distributor                                             103,500
                                                             -----------
     Total current liabilities                                 3,367,940
                                                             -----------


Shareholders' Equity:

  Common stock, $.0007 par value, 250,000,000
   shares authorized and 135,592,198 shares issued                94,915
  Capital in excess of par value                               6,508,623
  Accumulated deficit                                         (9,962,177)
                                                             -----------
     Total shareholders' equity                               (3,358,639)
                                                             -----------

                                                             $     9,301
                                                             ===========




                 See accompanying notes to financial statements.
                                       F-3

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                 ----------------------------------------------



                                                  2000           1999
                                              -----------    -----------

Net Sales                                     $    13,250    $     7,695

Cost of goods sold                                 69,688         25,770
                                              -----------    -----------
     Gross profit                                 (56,438)       (18,075)
                                              -----------    -----------

Operating expenses:

   Research and development                     2,615,630         31,222
   General and administrative                   2,106,038        804,033
                                              -----------    -----------
     Total operating expenses                   4,721,668        835,255
                                              -----------    -----------
       Operating loss                          (4,778,106)      (853,330)

Other expense (income)                                628          2,440
                                              -----------    -----------
     Loss before provision for income taxes    (4,778,734)      (855,770)

Provision for income taxes                           --             --
                                              -----------    -----------
     Net loss                                 $(4,778,734)   $  (855,770)
                                              ===========    ===========


Basic Loss per common share                   $     (0.04)   $     (0.01)
                                              ===========    ===========





                 See accompanying notes to financial statements.
                                       F-4


                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                      FOR THE YEARS ENDED 31, 2000 AND 1999
                      -------------------------------------



                                                              2000           1999
                                                          -----------    -----------
Cash Flows from Operating Activites:
  Net Loss from operations                                $(4,778,734)   $  (855,770)
  Adjustments to reconcile net loss from
   operations to net cash used by operating activities:
     Depreciation and amortization expense                        927            635
     Compensation expense attributed to stock options       1,079,880         97,500
     Services paid with common stock                        1,241,999        365,799
     Decrease in prepaid expenses                                --           12,153
     Increase (decrease) in accounts payable                   80,303        (64,203)
     Increase in accrued expenses                           1,666,460         38,942
     Change in certain other assets and liabilities            (1,000)          --
                                                          -----------    -----------
     Net cash used by operations                             (710,165)      (404,944)
                                                          -----------    -----------
Cash Flows from Investing Activities:                            --             --
                                                          -----------    -----------

Cash Flows from Financing Activities:
  Proceeds from short-term loans payable                      722,439        150,019
  Payments on short-term loans payable                        (25,000)        (2,547)
  Net proceeds from issuance of common stock                     --          266,000
                                                          -----------    -----------
     Net cash provided by financing activities                697,439        413,472
                                                          -----------    -----------
Net increase in Cash and cash equivalents                     (12,726)         8,528

Cash and cash equivalents at beginning of period               12,726          4,198
                                                          -----------    -----------
Cash and cash equivalents at end of period                $      --      $    12,726
                                                          ===========    ===========

Supplemental Cash Flow Information:
  Cash Paid During the Period for:
     Interest                                                    --             --
                                                          ===========    ===========
     Income Taxes                                                --             --
                                                          ===========    ===========

  Information about Noncash Activities:
     Common stock issued to satisfy loans payable         $   275,000    $    51,600
                                                          ===========    ===========
     Common stock issued for services                     $ 1,241,999    $   365,799
                                                          ===========    ===========



                 See accompanying notes to financial statements.
                                       F-5


                         ADVANCED PLANT PHARMACEUTICALS
                         ------------------------------
                   STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                   -------------------------------------------
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                 ----------------------------------------------




                                                         Common Stock               Capital
                                                   Number of                     in excess of     Accumulated      Treasury
                                                    Shares         Par Value       Par Value        Deficit          Stock
                                                 ------------    ------------    ------------    ------------    ------------

Balance at December 31, 1998                       54,646,675          38,253       3,187,687      (4,327,673)           (180)

    Issuance of common stock                       53,852,831          37,697         690,702
    Stock options granted below market                                                 97,500
    Net loss for period                                                                              (855,770)
                                                 ------------    ------------    ------------    ------------    ------------
Balance at December 31, 1999                      108,499,506          75,950       3,975,889      (5,183,443)           (180)

    Issuance of common stock                       27,070,417          18,949       1,498,050
    Stock options granted below market                                              1,079,880
    Stock subscriptions receivable written-off                                        (45,000)
    Cancellation of treasury stock                       (500)                           (180)                            180
    Conversion of old class shares to new              22,775              16             (16)
    Net loss for period                                                                            (4,778,734)
                                                 ------------    ------------    ------------    ------------    ------------
Balance at December 31, 2000                      135,592,198          94,915       6,508,623      (9,962,177)           --
                                                 ============    ============    ============    ============    ============

                                                     Stock
                                                 Subscriptions
                                                  Receivable         Total
                                                 ------------    ------------


Balance at December 31, 1998                             --        (1,101,913)

    Issuance of common stock                          (45,000)        683,399
    Stock options granted below market                                 97,500
    Net loss for period                                              (855,770)
                                                 ------------    ------------
Balance at December 31, 1999                          (45,000)     (1,176,784)

    Issuance of common stock                                        1,516,999
    Stock options granted below market                              1,079,880
    Stock subscriptions receivable written-off         45,000            --
    Cancellation of treasury stock                                       --
    Conversion of old class shares to new                                --
    Net loss for period                                            (4,778,734)
                                                 ------------    ------------
Balance at December 31, 2000                             --        (3,358,639)
                                                 ============    ============


                 See accompanying notes to financial statements.
                                       F-6

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2000 AND 1999
                           --------------------------

NOTE 1   NATURE OF OPERATIONS
         --------------------

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

     The Company expects, in the near term, to finance these efforts through the sale of its common stock until such time, if ever, that the operations achieve a positive cash flow. There is no guarantee that the Company will accomplish this goal. See Note 8, "Financial Results and Liquidity."

NOTE 2   GOING CONCERN
         -------------

     Management believes that it can continue to obtain additional capital. However, if additional financing is not obtained, the Company might be forced to cease operations.

     Since its inception, the Company has had significant operating losses and working capital deficits. The Company's continued existence has been dependant on cash proceeds received from the sale of its common stock and the willingness of vendors to accept stock in lieu of cash payments for their services. Employees have also accepted deferrals of wage payments. The Company hopes to reverse this trend by generating cash inflows through the sale of new products. To accomplish this objective, the Company will require working capital to satisfy current operating expenses and to produce inventory until such time, if ever, that the revenue cycle begins generating cash. The Company's past attempts to establish a market for their products has so far been unsuccessful and resulted in minimal sales. There is no assurance that future efforts will result in a more favorable outcome.

NOTE 3   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

     Cash Equivalents
     ----------------

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Other Assets
     ------------

     Other assets consist of patents ($4,449), security deposits ($4144) and computer equipment ($708).

     Patents are amortized on a straight-line method over their economic lives and are reviewed for impairment whenever the facts and circumstances indicate that the carrying amount may not be recoverable.

     Computer equipment is depreciated on a straight-line method using an estimated useful life of three years.

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2000 AND 1999
                           --------------------------

NOTE 3
(Continued)

     Research & Development Costs
     ----------------------------

     Research and development costs are expensed as incurred.

     Income Taxes
     ------------

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

     Earnings per Share
     ------------------

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

     There were 17,500,000 and 5,500,000 common stock options outstanding as of December 31, 2000 and 1999 respectively. As a result of the losses reported in the periods presented these options, if exercised, would be antidilutive. Accordingly, only Basic EPS is presented in these financial statements. The weighted-average number of shares used in the computation of per share data was 111,939,686 in 2000 and 92,577,304 in 1999.

     Stock-Based Compensation
     ------------------------

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

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 3
(Continued)

     Use of Estimates
     ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from these estimates.

NOTE 4   RELATED-PARTIES TRANSACTIONS
         ----------------------------

     On July 16, 1999, the Company entered into a Technology Purchase Agreement with C.J. Lieberman (brother of the current President) whereby the Company acquired exclusive rights and interests to a thirteen-step process, which utilizes virtually the whole of the nutrients found in plants to manufacture herbal dietary supplements. The purchase price for the process includes 18,000,000 shares of the Company's common stock issuable in two phases. As of December 2000, none of the stock related to this agreement has been issued. The Company accrued $1,440,000, in anticipation of issuing 12 million shares that became due in 2000 per the agreement. This amount, which represents the fair market value of the stock when it became due under the agreement, is included in "Research and development" costs in 2000 and "Accrued expenses payable" at December 31, 2000.

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

     During 2000, the Company issued 5,000,000 shares of its common stock to C.J. Lieberman as payment of accrued salary payable of approximately $250,000 that was still outstanding since his resignation as President in 1996.

     Upon his resignation as President in 1996, the Company retained C.J. Lieberman as a consultant. His current consultant's agreement, dated June 10, 1999, provides for monthly consulting fees of $9,000 ($108,000 annually), reimbursement of all direct expenses incurred while providing services to the Company and a five-year option to purchase 750,000 shares of the Company's common stock at an exercise price of $.02 per share.

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2000 AND 1999
                           --------------------------

NOTE 4
(Continued)

     The employment contract period is through June 10, 2002. At December 31, 2000, the Company had an outstanding balance of unpaid consulting fees due C.J. Lieberman of $250,124 relating to this consulting contract. This balance is included in "Accrued expenses payable" at December 31, 2000.

     Due to the absence of revenues, cash flow has been unpredictable and often non-existent. As a result, C.J Lieberman frequently lent the Company funds or directly paid expenses on behalf of the Company. These transactions were accounted for in a loan account. When funds were available, Mr. Lieberman would take advances against this loan account. As of December 31, 2000 the loan account had a balance payable to Mr. Lieberman of $10,959, which is included in "Loans Payable" at December 31, 2000.

     The President, David Lieberman, has also lent the Company funds, or paid expenses on behalf of the Company. The balance owed to David Lieberman relating to these transactions was $22,783 at December 31, 2000 and is included in "Loans payable" on the balance sheet. The Company also owed the President unpaid salary of $299,500 at December 31, 2000, which is included in "Accrued expenses payable".

     On February 28, 2000 the Company entered into an Asset Purchase Agreement with Dr. Leonard Bielory (Chairman of the Board of Directors of APPI) whereby the company acquired the exclusive rights and interest to allergy and sinus formulations ("Assets"). The purchase price includes options to purchase 18,000,000 shares of the company's common stock at an aggregate exercise price of $180. The options are to be issued in two phases. The first phase was completed in 2000 and the required options to purchase 12 million shares were issued during the fourth quarter of 2000. The fair value of the 12 million share options was $1,079,880 and is included in
     "Research and development" expense in the 2000 income statement. Additionally, the Company agrees to pay Dr. Bielory a royalty payment of $.01 per bottle with respect to each product manufactured with these Assets, 1% (one percent) of the suggested retail price of each product sold that was manufactured with the Assets and 10% (ten percent) of the company's  net  profits  before  taxes from such  sales (net  profits to be determined by the Company's regularly retained independent public accountants using generally accepted accounting principles). In the event that the Company enters into an agreement with a third party for the sale of products manufactured with these Assets, which agreement unconditionally provides for payments to the Company of not less than $20,000,000, whether in lump sum or over a period of four years, from such third party, the Company shall issue to Dr. Bielory 5 million shares for each $20,000,000 required to be paid to the Company, not to exceed twenty five million shares.

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2000 AND 1999
                           --------------------------

NOTE 4
(Continued)

     On March 15, 2000 the company entered into a two-year employment agreement with Dr. Leonard Bielory whereby Dr. Bielory will serve as the Company's Scientific Director and its Chairman of the Board of Directors. Under the terms of the agreement, the Company is required to pay Dr. Bielory wages of $500 per month for the first twelve months and up to $2,500 per month thereafter, contingent on the Company achieving specified net profit levels. Commencing on March 15, 2000 and each January 1 thereafter, Dr. Bielory is to receive options to purchase 750,000 shares of the Company's common stock as additional compensation under this agreement. As of December 31, 2000, none of the stock options required under this agreement have been issued. On April 10, 2000, Dr. Bielory received 225,000 restricted shares of the Company's common stock as a signing bonus. The stock had an aggregate fair market value of $96,749 on the day of issue.

NOTE 5   CAPITAL STOCK

     The Company is authorized to issue 250 million shares of it common stock, par value $.0007 per share. The holders of common stock are entitled to one vote for each share held on all matters to be voted on by stockholders.

     The Company is also authorized to issue 5 million shares of preferred stock, par value $.0007 per share. There is currently no preferred stock outstanding and the company has no current plans to issue preferred stock.

     During 2000, the Company issued 27,070,417 shares of its common stock to satisfy various liabilities of the Company as follows:

Number of Shares     Fair Value           Description
----------------     ----------           -----------

                                    Payment of accrued salary
                                    payable to CJ Lieberman
                                    from prior years for his
                                    past service as President
      5,000,000     $  250,000      past service as President.

                                    Signing bonus payable to Dr. Leonard Bielory
        225,000     $   96,749      pursuant to his contract.

      6,000,000     $  180,000      Payment of employee bonus to Barry Clare.

                                    Payment of various consulting fees and other
      2,178,750     $  715,250      Operating expenses.

     13,666,667     $  275,000      Payment for various loans.

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2000 AND 1999
                           --------------------------

NOTE 6   STOCK OPTIONS
         -------------

     In accordance with various employment and consulting contracts the Company has issued stock options to its President, employees and a key consultant.

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

     During October 2000, the Company granted options to purchase 12 million shares of the Company's common stock to Dr. Leonard Bielory as required by the Asset Purchase agreement. These options, which expire in October 2005, have an exercise price of $.00001 per share, which was below the then current fair market value of $.09 per share. The Company recorded compensation expense of $1,079,880 in 2000 to recognize the intrinsic value of these options as defined in APB No. 25.

     The fair  value of the  options  granted  in 2000 was  estimated  using the
     Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6%, expected option life of 4 months, expected dividend yield of zero and expected volatility of 146.89%.

     Had compensation expense been recognized using the fair value method prescribed in SFAS No. 123, the Company's net loss in 2000 would not have been affected. The net loss in 1999 would have increased by $52,599. The effect on net loss per share would have been negligible in both years.


                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2000 AND 1999
                           --------------------------

NOTE 6   STOCK OPTIONS
         -------------
(Continued)

     The following table summarizes stock option activity for 2000 and 1999:

                                                   Weighted                  Weighted
                                                   average                   average
                                                   exercise     Options      exercise
                                        Options     price     exercisable     price
                                      ----------   -------    ----------    ---------
    Balance at December 31, 1998       1,900,000      $.09     1,800,000         $.09
         Granted                       4,000,000       .03             -            -
         Exercised                             -         -             -            -
         Cancelled                     (400,000)       .25             -            -
                                      ----------   -------    ----------    ---------
                                                                       -

    Balance at December 31, 1999       5,500,000      $.03     5,500,000         $.03
         Granted                      12,000,000    .00001             -            -
         Exercised                             -         -             -            -
         Cancelled                                     .25             -            -
                                      ----------   -------    ----------    ---------

    Balance at December 31, 2000      17,500,000      $.01    17,500,000         $.01
                                      ==========   =======    ==========    =========


As of December 31, 2000, there were 17,500,000 common stock options outstanding with a weighted-average remaining life of 4.5 years and a weighted average exercise price of $.01 per share. During the first quarter of fiscal 2001, Dr. Bielory exercised the 12 million options granted to him in 2000.

NOTE 7   ACCRUED EXPENSES PAYABLE

     Accrued expenses payable at December 31, 2000 consist of the following:

         Asset Purchase Agreement (Note 4)                    $1,440,000
         Obligations under consulting agreements                 356,424
         Salaries and payroll taxes payable                      402,286
         Accrued bonuses payable                                 240,000
         Legal and accounting fees                                22,500
         Other expenses                                           51,347
                                                              ----------
                  Total Accrued Expenses payable              $2,512,557
                                                              ==========

NOTE 8   LOANS PAYABLE

     Loans Payable consists of unsecured, non-interest bearing short-term loans typically of less than three months duration. The loan agreements provide the Company with the option of repaying the loans with either cash or restricted shares of the Company's common stock.

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2000 AND 1999
                           --------------------------


NOTE 9   COMMITMENTS AND CONTINGENCIES
         -----------------------------

     The Company has employment agreements with four employees and a consulting contract with a key consultant to the Company. At December 31, 2000, the Company was committed under these agreements to wages and fees of approximately $399,000 for 2001 and approximately $176,000 in 2002.

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

     As compensation for these services, the Company will issue FMS 6,000,000 restricted shares of its common stock as follows; 1,700,000 shares upon signing the agreement, 1,700,000 shares within three months of signing the agreement and 2,600,000 shares within six months of signing the agreement. The restricted shares shall be registered with the Securities and Exchange Commission to become free trading shares as soon as possible with FMS bearing all registration costs. The Company will also pay FMS a placement fee for any transactions consummated, directly or indirectly, through FMS during the term of the agreement or within two years thereafter. The placement fee will consist of a payment equal to 10% of the gross proceeds raised from the sale of applicable securities, reimbursement of non-accountable expenses equal to 3% of the gross proceeds from the sale of any applicable securities plus warrants to purchase common stock equal to 10% of the applicable shares sold. Additionally, the Company will reimburse FMS for all reasonable out-of-pocket expenses incurred in the performance of this agreement, up to a maximum of $25,000. Through December 31, 2000, this contract has not been exercised or terminated.

NOTE 10  DUE TO DISTRIBUTOR
         ------------------

     In 1995, the Company entered into a distribution agreement with a foreign distributor in anticipation of bringing a product to market. The agreement required an advance payment for product by the distributor. The Company was unable to produce the anticipated product and in 1997 entered into a settlement agreement with the distributor calling for eighteen monthly installment payments of $5,750 and 60,000 shares of the Company's common stock to be issued to the distributor. As of December 31, 2000, the Company has neither issued the common stock nor made any of the installment payments as required by the settlement agreement. The Company has elected not to accrue any liability for the 60,000 shares of common stock, which had a fair market value of approximately $2,815 at December 31 2000.

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2000 AND 1999
                           --------------------------


NOTE 11  FINANCIAL RESULTS AND LIQUIDITY
         -------------------------------

     As of December 31, 2000, the Company had no cash balances. Since its inception, the Company has had significant operating losses and working capital deficits. The Company's continued existence has been dependant on cash proceeds received from the sale of its common stock and the willingness of vendors to accept stock in lieu of cash payments for their services. Employees have also accepted deferrals of wage payments. The Company hopes to reverse this trend by generating cash inflows through the sale of new products. To accomplish this objective, the Company will require working capital to satisfy current operating expenses, and to produce inventory, during the interim period preceding such time, if ever, that the revenue cycle begins generating cash.

     To market and generate sales of its products, the Company has entered into various distribution agreements over the years. As of December 31 2000, none of the distribution agreements has resulted in any sales for the Company. The impact of any current or future distribution agreements on the Company's cash flow is uncertain. There is no guarantee that cash generated from new product sales will occur, or be sufficient to fund operating costs which can be expected to increase as the Company "ramps up" for manufacturing and distribution activities. There also is no assurance that the Company will continue to be able to finance operations through the sale of its common stock, the exchange of stock for services or from the proceeds of unsecured loans with private lenders.

NOTE 12  SUBSEQUENT EVENTS
         -----------------

     On January 22, 2001, the Company entered into a consulting agreement with Summa Capital, Inc., which is owned by the son of a current employee and shareholder of the Company. In accordance with the agreement, Summa Capital will provide consulting services in the area of investor relations, public relations, marketing and capital markets. The agreement is renewable every three months but may be cancelled by either party on a monthly basis. Compensation payable to Summa Capital under this agreement includes $3,000 per month payable in advance, 300,000 shares of Company stock at the end of each three month period and a percentage of the net proceeds of any money raised by the Company from sources introduced by Summa Capital. Additionally, at the beginning of every three month renewal period Summa Capital is to receive two-year warrants convertible into 300,000 shares of the Company's common stock and five-year warrants to purchase an additional 300,000 shares of the Company's stock.

     On February 28, 2001, the Company entered into a loan agreement with Sam Berkowitz, an employee and shareholder of the Company. The agreement is for a maximum loan amount of $100,000 and is due on June 30, 2001. As of April 12, 2001 the company has borrowed $56,000 on this loan. The loan is interest free and includes the option to be paid in Company stock. If the loan is paid in Company stock, the stock conversion price is $.0165 per share.

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2000 AND 1999
                           --------------------------


NOTE 12  SUBSEQUENT EVENTS
         -----------------
(Continued)

     On March 16, 2001, the Company entered into an agreement whereby the Company appointed National Brokers Associates (NBA) as their exclusive sales management organization. The agreement is for a one year term. Compensation under the agreement involves percentage of sales volume and and includes minimum payments of $5,000 per month of which 80% can be paid with Company stock at a discounted conversion rate. The agreement calls for the issuance of additional shares of the Company's stock if certain sales levels are achieved.

     In addition to the shares that may potentially be issued for the agreements previously discussed, the Company is currently considering issuing approximately 8,730,000 shares of common stock to pay off various payables existing at December 31, 2000 and incurred in the subsequent 2001 period. The fair market value of these shares at December 31, 2000 is approximately $409,000.

     None of the shares relating to these subsequent events has been used to calculate earnings per share data since they would be antidilutive.