Form 10QSB
period 2001-03-31
ADVANCED PLANT PHARMACEUTICALS INC
filed 2001-05-31
CIK 943535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB



(Mark One)

/X/    QUARTERLY REPORT PURSUANT TO 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001

/  /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File Number 000-28459

                      Advanced Plant Pharmaceuticals, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                     59-2762023
------------------------------------        ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                  43 West 33rd Street, New York, New York 10001
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code           212-635-3334
                                                      --------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES X   NO ___.

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

            Class
--------------------------------                  ------------------------

Common shares, $.0007 par value                                148,203,710
                                                  ------------------------

                                Table of Contents
                                -----------------
                                                                         Page
                                                                         ----



Consolidated  Balance Sheet  (unaudited) . . . . . . . . . . . . .        F-1

Consolidated Statements of Operations (unaudited) . . . . . . . .         F-2

Consolidated Statements of Cash Flows (unaudited) . . . . . . . .         F-3

Notes to the Financial  Statements . . . . . . . . . . . . . . . .     F-4 - F-9

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                                  BALANCE SHEET
                                  -------------
                              AS OF MARCH 31, 2001
                              --------------------
                                   (Unaudited)
                                   -----------




                                     ASSETS

Current assets:

   Cash and cash equivalents                                       $       --
                                                                   ------------
      Total current assets                                                 --

Other assets                                                              9,059
                                                                   ------------
                                                                   $      9,059
                                                                   ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

   Accounts Payable                                                $    182,157
   Accrued expenses payable                                           2,632,433
   Loans payable                                                        623,395
   Due to distributor                                                   103,500
                                                                   ------------
      Total current liabilities                                       3,541,485
                                                                   ------------


Shareholders' Equity:

   Common stock, $.0007 par value, 250,000,000
    shares authorized and 135,592,198 shares issued                      94,915
   Capital in excess of par value                                     6,508,623
   Accumulated deficit                                              (10,135,964)
                                                                   ------------
      Total shareholders' equity                                     (3,532,426)
                                                                   ------------

                                                                   $      9,059
                                                                   ============






                 See accompanying notes to financial statements.
                                       F-1

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
               --------------------------------------------------
                                   (Unaudited)
                                   -----------


                                                        2001            2000
                                                    -----------     -----------

Net Sales                                           $     6,110     $     2,478

Cost of goods sold                                        2,896          32,397
                                                    -----------     -----------
     Gross profit                                         3,214         (29,919)
                                                    -----------     -----------
Operating expenses:

   Research and development                                 750             750
   General and administrative                           175,596       1,008,244
                                                    -----------     -----------
     Total operating expenses                           176,346       1,008,994
                                                    -----------     -----------

       Operating loss                                  (173,132)     (1,038,913)

Other expense (income)                                      655            --
                                                    -----------     -----------
     Loss before provision for income taxes            (173,787)     (1,038,913)

Provision for income taxes                                 --              --
                                                    -----------     -----------
     Net loss                                       $  (173,787)    $(1,038,913)
                                                    ===========     ===========


Loss per common share                               $      --       $   (0.0100)
                                                    ===========     ===========






                 See accompanying notes to financial statements.
                                       F-2

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
               --------------------------------------------------
                                   (Unaudited)
                                   -----------


                                                         2001           2000
                                                     -----------    -----------


Cash Flows from Operating Activities:

  Net Loss from operations                           $  (173,787)   $(1,038,913)

  Adjustments to reconcile net loss from
   operations to net cash used
   by operating activities:
     Depreciation and amortization expense                   242            201
     Increase in prepaid expenses                           --           (2,056)
     Increase in accounts payable                         11,769          1,796
     Increase in accrued expenses                        119,876        735,425
                                                     -----------    -----------
     Net cash used by operations                         (41,900)      (303,547)
                                                     -----------    -----------


Cash Flows from Investing Activities:

  Purchase of computer equipment                            --           (1,000)
                                                     -----------    -----------
     Net cash used by investing activities                  --           (1,000)
                                                     -----------    -----------


Cash Flows from Financing Activities:

  Proceeds from short-term loans payable                  41,900        392,000
  Payments on short-term loans payable                      --          (25,009)
                                                     -----------    -----------
     Net cash provided by financing activities            41,900        366,991
                                                     -----------    -----------

Net increase in Cash and cash equivalents                   --           62,444

Cash and cash equivalents at beginning of period            --           12,726

                                                     -----------    -----------
Cash and cash equivalents at end of period           $      --      $    75,170
                                                     ===========    ===========


Supplemental Cash Flow Information:

  Cash Paid During the Period for:

     Interest                                               --             --
                                                     ===========    ===========
     Income Taxes                                           --             --
                                                     ===========    ===========




                 See accompanying notes to financial statements.
                                       F-3

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                 MARCH 31, 2001
                                 --------------
                                   (UNAUDITED)
                                   -----------

NOTE 1   Basis of Presentation
         ---------------------

         The accompanying unaudited financial statements of Advanced Plant Pharmaceuticals, Inc. ("APPI" or the "Company") as of March 31, 2001 have been prepared in accordance with generally accepted accounting principles for interim information. Accordingly, certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments of a recurring nature considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire year or any other period.

         These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.

NOTE 2   Nature of Operations
         --------------------

         APPI focuses on the research and development of plant based dietary supplements. The Company owns the rights to a process, which utilizes whole plants to manufacture all natural dietary supplements. The Company intends to use this process to manufacture products that it hopes to distribute worldwide through various sales distribution contracts.

         The Company expects, in the near term, to finance these efforts through the sale of its common stock until such time, if ever, that the operations achieve a positive cash flow. There is no guarantee that the Company will accomplish this goal. See Note 8, "Financial Results and Liquidity."

NOTE 3   GOING CONCERN
         -------------

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

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                 MARCH 31, 2001
                                 --------------
                                   (UNAUDITED)
                                   -----------

NOTE 4   Summary of Significant Accounting Policies
         ------------------------------------------

         Cash Equivalents
         ----------------

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

         Other Assets
         ------------

         Other assets consist of patents ($4,290), security deposits ($4,144) and computer equipment ($625).

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

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                 MARCH 31, 2001
                                 --------------
                                   (UNAUDITED)
                                   -----------

NOTE 4   Summary of Significant Accounting Policies
         ------------------------------------------
(Continued)

         There were 17,500,000 common stock options outstanding as of March 31, 2001. As a result of the losses reported in the periods presented these options, if exercised, would be antidilutive. Accordingly, only Basic EPS is presented in these financial statements. The weighted-average number of shares used in the computation of per share data was 135,592,198 and 108,499,506 for the three months ended March 31, 2001 and 2000, respectively.

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

NOTE 5   Capital Stock
         -------------

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

NOTE 6   Loans Payable
         -------------

         Loans Payable consists of unsecured, non-interest bearing short-term loans typically of less than three months duration. The loan agreements provide the Company with the option of repaying the loans with either cash or restricted shares of the Company's common stock.

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                 MARCH 31, 2001
                                 --------------
                                   (UNAUDITED)
                                   -----------

NOTE 7   Related-Parties Transactions
         ----------------------------

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

         On January 22, 2001, the Company entered into a consulting agreement with Summa Capital, Inc., which is owned by the son of a current employee and shareholder of the Company. In accordance with the agreement, Summa Capital will provide consulting services in the area of investor relations, public relations, marketing and capital markets. The agreement is renewable every three months but may be cancelled by either party on a monthly basis. Compensation payable to Summa Capital under this agreement includes $3,000 per month payable in advance, 300,000 shares of Company stock at the end of each three-month period and a percentage of the net proceeds of any money raised by the Company from sources introduced by Summa Capital. Additionally, at the beginning of every three-month renewal period Summa Capital is to receive two-year warrants convertible into 300,000 shares of the Company's common stock and five-year warrants to purchase an additional 300,000 shares of the Company's stock. General and administrative expenses for the three months ended March 31, 2001, includes $17,303 of accrued expenses relating to this agreement.

         On February 28, 2001, the Company entered into a loan agreement with Sam Berkowitz, an employee and shareholder of the Company. The agreement is for a maximum loan amount of $100,000 and is due on June 30, 2001. As of May 15, 2001 the company has borrowed $56,400 on this loan. The loan is interest free and includes the option to be paid in Company stock. If the loan is paid in Company stock, the stock conversion price is $.0165 per share.

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                 MARCH 31, 2001
                                 --------------
                                   (UNAUDITED)
                                   -----------

NOTE 8   Financial Results and Liquidity
         -------------------------------

         As of March 31, 2001, the Company had no cash balances. Since its inception, the Company has had significant operating losses and working capital deficits. The Company's continued existence has been dependant on cash proceeds received from the sale of its common stock and the willingness of vendors to accept stock in lieu of cash payments for their services. Employees have also accepted deferrals of wage payments. The Company hopes to reverse this trend by generating cash inflows through the sale of new products. To accomplish this objective, the Company will require working capital to satisfy current operating expenses, and to produce inventory, during the interim period preceding such time, if ever, that the revenue cycle begins generating cash.

         To market and generate sales of its products, the Company has entered into various distribution agreements over the years. As of March 31 2001, none of the distribution agreements has resulted in significant sales for the Company. The impact of any current or future distribution agreements on the Company's cash flow is uncertain. There is no guarantee that cash generated from new product sales will occur, or be sufficient to fund operating costs which can be expected to increase as the Company "ramps up" for manufacturing and distribution activities. There also is no assurance that the Company will continue to be able to finance operations through the sale of its common stock, the exchange of stock for services or from the proceeds of unsecured loans with private lenders.

NOTE 9   Financial Advisor and Investment Banking Agreement
         --------------------------------------------------

         On February 17, 2000 the Company entered into an agreement with First Madison Securities, Inc. ("FMS") whereby FMS was to act as consultant and non-exclusive financial advisor and investment banker to the Company in connection with strategic planning, securities transactions, valuations, mergers & acquisitions, alternative financing structures and capital formation. FMS would also act as placement agent for the Company.

         As compensation for these services, the Company is required to issue FMS 6,000,000 restricted shares of its common stock as follows; 1,700,000 shares upon execution of the agreement, 1,700,000 shares within three months of signing the agreement and 2,600,000 shares within six months of signing the agreement. The restricted shares were to be registered with the Securities and Exchange Commission to become free trading shares as soon as possible with FMS bearing all registration costs. General and Administrative expenses for the three-months ended March 31, 2000 includes consulting expense of $663,000, which was the aggregate fair market value of the initial
         1,700,000 shares due to FMS on February 17, 2000. The Company distributed the initial 1,700,000 shares during May 2000.

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                 MARCH 31, 2001
                                 --------------
                                   (UNAUDITED)
                                   -----------

         The Company is also required to pay FMS a placement fee for any transactions consummated, directly or indirectly, through FMS during the term of the agreement or within two years thereafter. The placement fee will consist of a payment equal to 10% of the gross proceeds raised from the sale of applicable securities, reimbursement of non-accountable expenses equal to 3% of the gross proceeds from the sale of any applicable securities plus warrants to purchase common stock equal to 10% of the applicable shares sold. Additionally, the Company will reimburse FMS for all reasonable out-of-pocket expenses incurred in the performance of this agreement, up to a maximum of $25,000.

         Service under this agreement shall continue until terminated by either party by giving thirty days written notice. Through March 31, 2001, this contract has not been exercised or terminated.

NOTE 10  Sales Management Agreement
         --------------------------

         On March 16, 2001, the Company entered into an agreement whereby the Company appointed National Brokers Associates (NBA) as their exclusive sales management organization. The agreement is for a one-year term. Compensation under the agreement involves percentage of sales volume and includes minimum payments of $5,000 per month of which 80% can be paid with Company stock at a discounted conversion rate. The agreement calls for the issuance of additional shares of the Company's stock if certain sales levels are achieved.

NOTE 11  Subsequent Events
         -----------------

         In addition to the shares that may potentially be issued for the agreements previously discussed, the Company is currently considering issuing approximately 9,385,000 shares of common stock to pay off various payables existing at March 31, 2001 and incurred in the subsequent 2001 period. The fair market value of these shares at March 31, 2001 is approximately $440,000.

         None of the shares relating to these subsequent events has been used to calculate earnings per share data since they would be antidilutive.

ITEM 1 - Legal Proceedings

         None

ITEM 2 - Changes in Securities

         None

ITEM 3 - Defaults upon Senior Securities

         None

ITEM 4 - Submission of Matters to a Vote of Security Holders

         None

ITEM 5 - Other Information

         None

ITEM 6 --EXHIBITS AND REPORTS OF FORM 8-K

         None


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Advanced Plant Pharmaceuticals, Inc.


/s/ David Lieberman
-------------------
David Lieberman,
President

May 30, 2001