Form 10QSB
period 2001-06-30
ADVANCED PLANT PHARMACEUTICALS INC
filed 2001-09-06
CIK 943535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB



(Mark One)

/X/    QUARTERLY REPORT PURSUANT TO 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001

/  /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File Number 000-28459

                      Advanced Plant Pharmaceuticals, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                       59-2762023
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                  43 West 33rd Street, New York, New York 10001
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code          212-695-3334
                                                     ---------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES X  NO   .
                                      ---   ---

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

            Class
-------------------------------            -------------------------------

Common shares, $.0007 par value                         153,247,198
                                           -------------------------------

                                Table of Contents
                                -----------------
                                                                           Page
                                                                           ----



Consolidated Balance Sheet (unaudited) . . . . . . . . . . . . . . . .      1

Consolidated Statements of Operations (unaudited)  . . . . . . . . . .      2

Consolidated Statements of Cash Flows (unaudited). . . . . . . . . . .      3

Notes to the Financial  Statements . . . . . . . . . . . . . . . . . .    4 - 11
 . . . .

                       Advanced Plant Pharmaceuticals, Inc
                       -----------------------------------
                                  Balance Sheet
                                  -------------
                               As of June 30, 2001
                               -------------------
                                   (Unaudited)
                                   -----------



                                     ASSETS

Current assets:

  Cash and cash equivalents                                  $      --
  Accounts receivable                                              6,459
  Inventory                                                       77,355
                                                             -----------
     Total current assets                                         83,814
                                                             -----------

     Intangible Assets (Net of Accumulated
            Amortization of $125,994)                          2,393,886
     Other assets                                                  8,817
                                                             -----------
                                                               2,402,703
                                                             -----------
     Total other assets                                      $ 4,889,220
                                                             ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

  Accounts Payable                                           $   220,757
  Accrued expenses payable                                     2,492,645
  Loans payable                                                  686,895
  Due to distributor                                             103,500
                                                             -----------
     Total current liabilities                                 3,503,797
                                                             -----------


Shareholders' Equity:

  Common stock, $.0007 par value, 250,000,000
   shares authorized and 153,247,198 shares issued               107,274
  Capital in excess of par value                               6,776,385
  Accumulated deficit                                         (7,900,939)
                                                             -----------
     Total shareholders' equity                               (1,017,280)
                                                             -----------
                                                             $ 2,486,517
                                                             ===========



                 See accompanying notes to financial statements.

                      Advanced Plant Pharmaceuticals, Inc.
                      ------------------------------------
                            Statements of Operations
                            ------------------------
                                   (Unaudited)
                                   -----------

                                                  Three Months Ended             Six Months Ended
                                                      June 30,                      June 30,
                                                 2001           2000           2001           2000
                                             -----------    -----------    -----------    -----------

Net Sales                                    $    11,130    $     6,583    $    17,240    $     9,061

Cost of goods sold                                10,651         13,297         13,547         45,694

                                             -----------    -----------    -----------    -----------
    Gross profit                                     479         (6,714)         3,693        (36,633)
                                             -----------    -----------    -----------    -----------

Operating expenses:

  Research and development                           750         48,500          1,500         49,250
  General and administrative                     200,588        343,829        418,182      1,352,073

                                             -----------    -----------    -----------    -----------
    Total operating expenses                     201,338        392,329        419,682      1,401,323
                                             -----------    -----------    -----------    -----------

      Operating loss                            (200,859)      (399,043)      (415,989)    (1,437,956)

Other expense (income)                              --             --              655           --

                                             -----------    -----------    -----------    -----------
    Loss before provision for income taxes      (200,859)      (399,043)      (416,644)    (1,437,956)

Provision for income taxes                          --             --             --             --

                                             -----------    -----------    -----------    -----------
    Net loss                                 $  (200,859)   $  (399,043)   $  (416,644)   $(1,437,956)
                                             ===========    ===========    ===========    ===========


Loss per common share                        $     (0.00)   $     (0.00)   $     (0.00)   $     (0.01)
                                             ===========    ===========    ===========    ===========




                 See accompanying notes to financial statements.

                      Advanced Plant Pharmaceuticals, Inc.
                      ------------------------------------
                            Statements of Cash Flows
                            ------------------------
                 For the six months ended June 30, 2001 and 2000
                 -----------------------------------------------
                                   (Unaudited)
                                   -----------


                                                       2001           2000
                                                   -----------    -----------


Cash Flows from Operating Activities:
  Net Loss from operations                         $  (416,644)   $(1,437,956)
  Adjustments to reconcile net loss from
   operations to net cash used by operating
   activities:
     Depreciation and amortization expense              84,480            443
     Services paid with common stock                   280,121        759,750
     Increase in accounts receivable                    (6,459)          --
     Increase in Inventory                             (77,355)          --
     Increase in accounts payable                       50,369         43,783
     (Decrease) increase in accrued expenses           (19,912)       105,263
                                                   -----------    -----------
     Net cash used by operations                      (105,400)      (528,717)
                                                   -----------    -----------


Cash Flows from Investing Activities:
  Purchase of computer equipment                          --           (1,000)
                                                   -----------    -----------
     Net cash used by investing activities                --           (1,000)
                                                   -----------    -----------


Cash Flows from Financing Activities:
  Proceeds from short-term loans payable               105,900        542,000
  Payments on short-term loans payable                    (500)       (25,009)
                                                   -----------    -----------
     Net cash provided by financing activities         105,400        516,991
                                                   -----------    -----------

Net (decrease) in Cash and cash equivalents               --          (12,726)

Cash and cash equivalents at beginning of period          --           12,726
                                                   -----------    -----------
Cash and cash equivalents at end of period         $      --      $      --
                                                   ===========    ===========


Supplemental Cash Flow Information:
  Cash Paid During the Period for:
     Interest                                             --             --
                                                   ===========    ===========
     Income Taxes                                         --             --
                                                   ===========    ===========

  Information about Noncash Activities:
     Common stock issued to satisfy loans          $      --      $      --
                                                   ===========    ===========
     Common stock issued for services              $   280,121    $   759,750
                                                   ===========    ===========



                 See accompanying notes to financial statements.

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                  JUNE 30, 2001
                                  -------------
                                   (UNAUDITED)
                                   -----------


NOTE 1          Basis of Presentation
                ---------------------

         The accompanying unaudited financial statements of Advanced Plant Pharmaceuticals, Inc. ("APPI" or the "Company") as of June 30, 2001 have been prepared in accordance with generally accepted accounting principles for interim information. Accordingly, certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments of a recurring nature considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire year or any other period.

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

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                  JUNE 30, 2001
                                  -------------
                                   (UNAUDITED)
                                   -----------


NOTE 4          Summary of Significant Accounting Policies
                ------------------------------------------

         Cash Equivalents
         ----------------

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


         Other Assets
         ------------

         Other assets consist of patents ($4,132), security deposits ($4,144) and computer equipment ($541).

         Patents are amortized on a straight-line method over their economic lives and are reviewed for impairment whenever the facts and circumstances indicate that the carrying amount may not be recoverable.

         Computer equipment is depreciated on a straight-line method using an estimated useful life of three years.

         Inventory
         ---------

         Inventories are stated at the lower of cost or market. Actual cost is used to value raw materials and supplies. Inventories also include costs of processing and shipping.

         Intangible Assets
         -----------------

         Intangible assets principally represent the exclusive rights and interest to the allergy and sinus formulations and a thirteen- step process for the manufacturing of the company's products. Such amounts are being amortized on a straight-line basis over 15 years.

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

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                  JUNE 30, 2001
                                  -------------
                                   (UNAUDITED)
                                   -----------


NOTE 4          Summary of Significant Accounting Policies
(Continued)     ------------------------------------------


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

         There were 5,500,000 common stock options outstanding as of June 30, 2001. As a result of the losses reported in the periods presented these options, if exercised, would be antidilutive. Accordingly, only Basic EPS is presented in these financial statements. The weighted-average number of shares used in the computation of per share data was 147,893,297 and 109,811,099 for the three months ended June 30, 2001 and 2000, respectively. For the six-month periods then ended, the weighted-average number of shares was 141,742,748 in 2001 and 109,155,303 in 2000.

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

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                  JUNE 30, 2001
                                  -------------
                                   (UNAUDITED)
                                   -----------


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

NOTE 7          Related-Parties Transactions
                ----------------------------

         On March 15, 2000 the company entered into a two-year employment agreement with Dr. Leonard Bielory whereby Dr. Bielory will serve as the Company's Scientific Director and its Chairman of the Board of Directors. Under the terms of the agreement, the Company is required to pay Dr. Bielory wages of $500 per month for the first twelve months and up to $2,500 per month thereafter, contingent on the Company achieving specified net profit levels. Upon commencement of this agreement, and each January 1 thereafter, the Company is to issue Dr. Bielory options to purchase 750,000 shares of the Company's common stock as additional compensation under this agreement. As of August 15, 2001, the Company has not issued any of the options required per the agreement. The agreement also required the Company to issue Dr. Bielory 225,000 restricted shares of the Company's common stock as a signing bonus. The fair market value of the Company's stock on March 15, 2000 (the date of this agreement) was $.43 per share. The Company accrued the shares' aggregate fair market value of $96,750 as additional compensation expense during the first quarter of 2000. The shares were issued to Dr. Bielory during April 2000.

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

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                  JUNE 30, 2001
                                  -------------
                                   (UNAUDITED)
                                   -----------


NOTE 7          Related-Parties Transactions
(Continued)     ----------------------------


         Compensation payable to Summa Capital under this agreement includes $3,000 per month payable in advance, 300,000 shares of Company stock at the end of each three-month period and a percentage of the net proceeds of any money raised by the Company from sources introduced by Summa Capital. Additionally, at the beginning of every three-month renewal period Summa Capital is to receive two-year warrants convertible into 300,000 shares of the Company's common stock and five-year warrants to purchase an additional 300,000 shares of the Company's stock. General and administrative expenses for the three-month and six-month periods ended June 30, 2001, includes $21,000 and $38,300, respectively, of expenses relating to this agreement of which $3,700 has been paid as of June 30, 2001.

         On February 28, 2001, the Company entered into a loan agreement with Sam Berkowitz, an employee and shareholder of the Company. The agreement is for a maximum loan amount of $100,000 and was initially due on June 30, 2001. The Company has borrowed $56,400 on this loan which is still outstanding at June 30, 2001. The loan is interest free and includes the option to be paid in Company stock. If the loan is paid in Company stock, the stock conversion price is $.0165 per share.

         The Company's President, and his brother, has also lent the Company money at various times in the past. Outstanding balances under these loans totals approximately $77,000 at June 30, 2001. These loans are also interest free.

NOTE 8          Financial Results and Liquidity
                -------------------------------

         As of June 30, 2001, the Company had no cash balances. Since its inception, the Company has had significant operating losses and working capital deficits. The Company's continued existence has been dependant on cash proceeds received from the sale of its common stock and the willingness of vendors to accept stock in lieu of cash payments for their services. Employees have also accepted deferrals of wage payments. The Company hopes to reverse this trend by generating cash inflows through the sale of new products. To accomplish this objective, the Company will require working capital to satisfy current operating expenses, and to produce inventory, during the interim period preceding such time, if ever, that the revenue cycle begins generating cash.

         To market and generate sales of its products, the Company has entered into various distribution agreements over the years. As of June 30 2001, none of the distribution agreements has resulted in significant sales for the Company. The impact of any current or future distribution agreements on the Company's cash flow is uncertain.

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                  JUNE 30, 2001
                                  -------------
                                   (UNAUDITED)
                                   -----------


NOTE 8          Financial Results and Liquidity
(Continued)     -------------------------------


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

         Service under this agreement shall continue until terminated by either party by giving thirty days written notice. Through June 30, 2001, this contract has not been exercised or terminated.

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                  JUNE 30, 2001
                                  -------------
                                   (UNAUDITED)
                                   -----------


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

NOTE 11         Financial Consulting and Public Relations Agreement
                ---------------------------------------------------

         On June 26, 2001, the Company entered into an agreement with Continental Management Group, Inc. (CMGI) whereby CMGI will provide financial consulting and public relations services to APPI. The agreement is for a period of one year commencing on July 1, 2001 but is cancelable by either party on thirty days written notice. Compensation under this agreement includes the issuance of 3,000,000 shares of common stock over the duration of the agreement in equal monthly installments. Additionally, upon commencement of services, 500,000 shares of common stock, and options to purchase 500,000 additional shares at $.025 per share, are to be issued to CMGI.

NOTE 12         Prior Period Adjustments
                ------------------------

         Reclassification of purchase of formulation and manufacturing process
         ---------------------------------------------------------------------

         On July 16, 1999, the Company entered into a Technology Purchase Agreement with C.J. Lieberman (brother of the current President) whereby the Company acquired exclusive rights and interest to a thirteen-step process, which utilizes virtually the whole of the nutrients found in plants to manufacture herbal dietary supplements. The purchase price for the process includes 18,000,000 shares of the Company's common stock issuable in two phases. As of December 2000, none of the stock related to this agreement has been issued. The Company accrued $1,440,000, in anticipation of issuing 12 million shares that became due in 2000 per the agreement. This amount, which represents the fair market value of the stock when it became due under the agreement was included in "Research and Development" costs in 2000 and "Accrued Expenses Payable" at December 31, 2000.

         On February 28, 2000 the Company entered into an Asset Purchase Agreement with Dr. Leonard Bielory (Chairman of the Board of Directors of APPI) whereby the Company acquired the exclusive rights and interest to allergy and sinus formulations ("Assets"). The purchase price includes options to purchase 18,000,000 shares of the Company's common stock at an aggregate exercise price of $180. The options are to be issued in two phases. The first phase was completed in 2000 and the required options to purchase 12 million shares were issued during the fourth quarter of 2000. The fair value of the 12 million share options was $1,079,880 and was included in "Research and Development" expense in the 2000 income statement.

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                  JUNE 30, 2001
                                  -------------
                                   (UNAUDITED)
                                   -----------


NOTE 12         Prior Period Adjustments
(Continued)     ------------------------


         During the fourth quarter ending December 31, 2000, the Company expensed as research and development, the combined cost of $2,519,880 for the asset purchase agreements with Dr. Leonard Bielory and C.J. Lieberman. The Company corrected the error and capitalized such costs as intangible assets, subject to amortization. The effect of the restatement was to reduce costs of research and development as reported on December 31, 2000 from $2,615,630 to $95,750.

         Additionally, the Company recorded approximately $42,000 of amortization for the same period. The effect of the correction was to reduce the net loss reported for the year ended December 31, 2000 from $4,778,734 ($.04 loss per share) to $2,300,854 ($.02 loss per share).

         Additionally, the Company recorded approximately $42,000 of amortization during the first quarter ending March 31, 2001. The effect on the correction is to increase the loss as originally reported from $173,787 to $215,787.


NOTE 13         Subsequent Events
                -----------------

         In addition to the shares that may potentially be issued for the agreements previously discussed, the Company is currently considering issuing approximately 8,705,000 shares of common stock to pay off various payables existing at June 30, 2001. The fair market value of these shares at June 30, 2001 is approximately $348,000.

         None of the shares relating to these subsequent events has been used to calculate earnings per share data since they would be antidilutive.

ITEM 1 - Legal Proceedings

       None

ITEM 2 - Changes in Securities

       None

ITEM 3 - Defaults upon Senior Securities

       None

ITEM 4 - Submission of Matters to a Vote of Security Holders

       None

ITEM 5 - Other Information

       None

ITEM 6 - EXHIBITS AND REPORTS OF FORM 8-K

       None


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Advanced Plant Pharmaceuticals, Inc.


  /s/ David Lieberman
---------------------------
David Lieberman,
President

September 6, 2001