Form 10QSB
period 2001-09-30
ADVANCED PLANT PHARMACEUTICALS INC
filed 2001-12-07
CIK 943535

UNITED  STATES  SECURITIES  AND  EXCHANGE  COMMISSION
                              WASHINGTON,  DC  20549
                                   FORM  10-QSB



(MARK  ONE)

/X/     QUARTERLY  REPORT  PURSUANT  TO  13  OR  15(D)
        OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

FOR  THE  QUARTERLY  PERIOD  ENDED  SEPTEMBER  30,  2001

/ /     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)
        OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

FOR  THE  TRANSITION  PERIOD  FROM  _______________  TO  _______________

COMMISSION  FILE  NUMBER  000-28459

                      ADVANCED  PLANT  PHARMACEUTICALS,  INC.
                      ------------------------------------
             (EXACT  NAME  OF  REGISTRANT  AS  SPECIFIED  IN  ITS  CHARTER)

           DELAWARE                               59-2762023
---------------------------                  -----------------------------
(STATE  OR  OTHER  JURISDICTION  OF     (I.R.S.  EMPLOYER  IDENTIFICATION  NO.)
INCORPORATION  OR  ORGANIZATION)

                  43  WEST  33RD  STREET,  NEW  YORK,  NEW  YORK  10001
                  ---------------------------------------------
              (ADDRESS  OF  PRINCIPAL  EXECUTIVE  OFFICES)  (ZIP  CODE)

REGISTRANT'S  TELEPHONE  NUMBER,  INCLUDING  AREA  CODE  212-635-3334


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS  FOR  THE  PAST  90  DAYS.   YES  __X__  NO  ______.
                                                 -


INDICATE THE NUMBER OF SHARES OUTSTANDING IN EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

        CLASS
--------------------------

COMMON  SHARES,  $.0007  PAR  VALUE                   204,005,002
                                                -------------------------

                                TABLE  OF  CONTENTS             PAGE
                                -----------------               ----



        CONSOLIDATED  BALANCE  SHEET  (UNAUDITED)                F-1

        CONSOLIDATED  STATEMENTS  OF  OPERATIONS  (UNAUDITED)    F-2

        CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)   F-3

        NOTES  TO  THE  FINANCIAL  STATEMENTS                    F-4  -  F-11

                       ADVANCED  PLANT  PHARMACEUTICALS,  INC
                       -----------------------------------
                                  BALANCE  SHEET
                            AS  OF  SEPTEMBER  30,  2001
                                   (UNAUDITED)




                                     ASSETS


CURRENT  ASSETS:
    CASH  AND  CASH  EQUIVALENTS                            $   691
    ACCOUNTS  RECEIVABLE                                        998
    INVENTORY                                                70,372
                                                        ------------
      TOTAL  CURRENT  ASSETS                                 72,061
                                                        ------------

      INTANGIBLE  ASSETS  (NET  OF  ACCUMULATED
             AMORTIZATION  OF  $170,373)                  2,355,861
      OTHER  ASSETS                                           4,602
                                                        ------------
                                                          2,360,463
                                                        ------------

      TOTAL  OTHER  ASSETS                             $  2,432,524
                                                        ============


                LIABILITIES  AND  SHAREHOLDERS'  EQUITY

  CURRENT  LIABILITIES:

    ACCOUNTS  PAYABLE                                   $   227,395
    ACCRUED  EXPENSES  PAYABLE                            2,419,007
    LOANS  PAYABLE                                          700,094
    DUE  TO  DISTRIBUTOR                                    103,500
                                                        ------------
      TOTAL  CURRENT  LIABILITIES                         3,449,996
                                                        ------------


  SHAREHOLDERS'  EQUITY:

    COMMON  STOCK,  $.0007  PAR  VALUE,  250,000,000
     SHARES  AUTHORIZED  AND  165,372,198  SHARES  ISSUED    115,761
    CAPITAL  IN  EXCESS  OF  PAR  VALUE                    7,032,977
    ACCUMULATED  DEFICIT                                  (8,166,210)
                                                         ------------
      TOTAL  SHAREHOLDERS'  EQUITY                        (1,017,472)
                                                         ------------
                                                        $  2,432,524
                                                         ============



                SEE  ACCOMPANYING  NOTES  TO  FINANCIAL  STATEMENTS.
                                      F-1

                         ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (UNAUDITED)
                                   -----------

                                                    Three Months Ended          Nine Months Ended
                                                      September 30,              September 30,
                                                     2001         2000         2001         2000
                                                  ----------  ------------  ----------  ------------

  Net Sales                                       $  15,585   $     2,202   $  32,825   $    11,263

  Cost of goods sold                                  6,983         7,270      20,530        52,964
                                                  ----------  ------------  ----------  ------------
      Gross profit                                    8,602        (5,068)     12,295       (41,701)
                                                  ----------  ------------  ----------  ------------

  Operating expenses:

    Research and development                            400     2,880,951       1,900     2,930,201
    General and administrative                      280,114       382,598     691,655     1,734,671
                                                  ----------  ------------  ----------  ------------
      Total operating expenses                      280,514     3,263,549     693,555     4,664,872
                                                  ----------  ------------  ----------  ------------

        Operating loss                             (271,912)   (3,268,617)   (681,260)   (4,706,573)

  Other expense (income)                                  -             -         655             -
                                                  ----------  ------------  ----------  ------------
      Loss before provision for income taxes       (271,912)   (3,268,617)   (681,915)   (4,706,573)

  Provision for income taxes                              -             -           -             -
                                                  ----------  ------------  ----------  ------------
      Net loss                                    $(271,912)  $(3,268,617)  $(681,915)  $(4,706,573)
                                                  ==========  ============  ==========  ============


  Loss per common share                           $   (0.00)  $     (0.03)  $   (0.00)  $     (0.04)
                                                  ==========  ============  ==========  ============



                See accompanying notes to financial statements.
                                      F-2


                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                           2001         2000
                                                        ----------  -------------
  Cash Flows from Operating Activities:

    Net Loss from operations                            $(681,915)  $ (4,706,573)

    Adjustments to reconcile net loss from
     operations to net cash used by operating activities:

      Depreciation and amortization expense               128,375            685
      Services paid with common stock                     545,200        978,874
      Increase in accounts receivable and Other Assets     (2,653)             -
      Increase in Inventory                               (70,372)             -
      Increase in accounts payable                         85,007         49,634
      (Decrease) increase in accrued expenses            (121,550)     3,036,317
                                                        ----------  -------------
      Net cash used by operations                        (117,908)      (641,063)
                                                        ----------  -------------


  Cash Flows from Investing Activities:

    Purchase of computer equipment                              -         (1,000)
                                                        ----------  -------------
      Net cash used by investing activities                     -         (1,000)
                                                        ----------  -------------


  Cash Flows from Financing Activities:

    Proceeds from short-term loans payable                118,599        667,200
    Payments on short-term loans payable                        0        (25,009)
                                                        ----------  -------------
      Net cash provided by financing activities           118,599        642,191
                                                        ----------  -------------

  Net (decrease) in Cash and cash equivalents                 691            128

  Cash and cash equivalents at beginning of period              -         12,726
                                                        ----------  -------------
  Cash and cash equivalents at end of period            $     691   $     12,854
                                                        ==========  =============


  Supplemental Cash Flow Information:

    Cash Paid During the Period for:

      Interest                                                  -              -
                                                        ==========  =============
      Income Taxes                                              -              -
                                                        ==========  =============

    Information about Noncash Activities:
      Common stock issued to satisfy loans              $ 100,000   $          -
                                                        ==========  =============
      Common stock issued for services                  $ 435,200   $    978,874
                                                        ==========  =============

                See accompanying notes to financial statements.
                                      F-3

                      ADVANCED  PLANT  PHARMACEUTICALS,  INC.
                      ------------------------------------
                          NOTES  TO  FINANCIAL  STATEMENTS
                          -----------------------------
                               SEPTEMBER  30,  2001
                               ------------------
                                   (UNAUDITED)
                                   -----------

NOTE  1     BASIS  OF  PRESENTATION
            -----------------------

THE ACCOMPANYING UNAUDITED FINANCIAL STATEMENTS OF ADVANCED PLANT PHARMACEUTICALS, INC. ("APPI" OR THE "COMPANY") AS OF SEPTEMBER 30, 2001 HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR INTERIM INFORMATION. ACCORDINGLY, CERTAIN INFORMATION AND FOOTNOTE DISCLOSURES REQUIRED UNDER GENERALLY ACCEPTED ACCOUNTING PRINCIPLES HAVE BEEN CONDENSED OR OMITTED PURSUANT TO THE RULES AND REGULATIONS OF THE SECURITIES AND EXCHANGE COMMISSION. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS OF A RECURRING NATURE CONSIDERED NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS FOR THE INTERIM PERIODS PRESENTED HAVE BEEN INCLUDED. OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE ENTIRE YEAR OR ANY OTHER PERIOD.

THESE FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE AUDITED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2000.

NOTE  2     NATURE  OF  OPERATIONS
            ----------------------

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

NOTE  3     GOING  CONCERN
            --------------

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

                      ADVANCED  PLANT  PHARMACEUTICALS,  INC.
                      ------------------------------------
                          NOTES  TO  FINANCIAL  STATEMENTS
                          -----------------------------
                               SEPTEMBER  30,  2001
                               ------------------
                                   (UNAUDITED)
                                   -----------

NOTE  4     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
            ----------------------------------------------

CASH  EQUIVALENTS
-----------------

FOR PURPOSES OF THE STATEMENT OF CASH FLOWS, THE COMPANY CONSIDERS ALL HIGHLY LIQUID DEBT INSTRUMENTS PURCHASED WITH A MATURITY OF THREE MONTHS OR LESS TO BE CASH EQUIVALENTS.


OTHER  ASSETS
-------------
OTHER  ASSETS  CONSIST  OF  SECURITY  DEPOSITS  ($4,144)  AND COMPUTER EQUIPMENT
($458).

PATENTS AND TECHNOLOGY PURCHASED ARE AMORTIZED ON A STRAIGHT-LINE METHOD OVER THEIR ECONOMIC LIVES AND ARE REVIEWED FOR IMPAIRMENT WHENEVER THE FACTS AND CIRCUMSTANCES INDICATE THAT THE CARRYING AMOUNT MAY NOT BE RECOVERABLE.

COMPUTER EQUIPMENT IS DEPRECIATED ON A STRAIGHT-LINE METHOD USING AN ESTIMATED USEFUL LIFE OF THREE YEARS.

INVENTORY
---------

INVENTORIES ARE STATED AT THE LOWER OF COST OR MARKET. ACTUAL COST IS USED TO VALUE RAW MATERIALS AND SUPPLIES. INVENTORIES ALSO INCLUDE COSTS OF PROCESSING AND SHIPPING.

INTANGIBLE  ASSETS
------------------

INTANGIBLE ASSETS PRINCIPALLY REPRESENT THE EXCLUSIVE RIGHTS AND INTEREST TO THE ALLERGY AND SINUS FORMULATIONS AND A THIRTEEN- STEP PROCESS FOR THE MANUFACTURING OF THE COMPANY'S PRODUCTS. SUCH AMOUNTS ARE BEING AMORTIZED ON A STRAIGHT-LINE BASIS OVER 15 YEARS.

RESEARCH  &  DEVELOPMENT  COSTS
-------------------------------

RESEARCH  AND  DEVELOPMENT  COSTS  ARE  EXPENSED  AS  INCURRED.

INCOME  TAXES
-------------

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

                      ADVANCED  PLANT  PHARMACEUTICALS,  INC.
                      ------------------------------------
                          NOTES  TO  FINANCIAL  STATEMENTS
                          -----------------------------
                               SEPTEMBER  30,  2001
                               ------------------
                                   (UNAUDITED)
                                   -----------

NOTE  4     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
            ----------------------------------------------
(CONTINUED)

EARNINGS  PER  SHARE
--------------------

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

THERE WERE 5,500,000 COMMON STOCK OPTIONS OUTSTANDING AS OF SEPTEMBER 30, 2001. AS A RESULT OF THE LOSSES REPORTED IN THE PERIODS PRESENTED THESE OPTIONS, IF EXERCISED, WOULD BE ANTIDILUTIVE. ACCORDINGLY, ONLY BASIC EPS IS PRESENTED IN THESE FINANCIAL STATEMENTS. THE WEIGHTED-AVERAGE NUMBER OF SHARES USED IN THE COMPUTATION OF PER SHARE DATA WAS 163,263,502 AND 111,862,074 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000, RESPECTIVELY. FOR THE NINE-MONTH PERIODS THEN ENDED, THE WEIGHTED-AVERAGE NUMBER OF SHARES WAS 148,916,332 IN 2001 AND 110,057,560 IN 2000.

STOCK-BASED  COMPENSATION
-------------------------

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

USE  OF  ESTIMATES
------------------

THE PREPARATION OF FINANCIAL STATEMENTS IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES REQUIRES MANAGEMENT TO MAKE ESTIMATES AND ASSUMPTIONS. THESE ESTIMATES AND ASSUMPTIONS AFFECT THE REPORTED AMOUNTS OF ASSETS AND LIABILITIES, THE DISCLOSURE OF CONTINGENT LIABILITIES AND THE REPORTED AMOUNTS
OF  REVENUES  AND  EXPENSES.  ACTUAL  RESULTS COULD DIFFER FROM THESE ESTIMATES.

                      ADVANCED  PLANT  PHARMACEUTICALS,  INC.
                      ------------------------------------
                          NOTES  TO  FINANCIAL  STATEMENTS
                          -----------------------------
                               SEPTEMBER  30,  2001
                               ------------------
                                   (UNAUDITED)
                                   -----------

NOTE  5     CAPITAL  STOCK
            --------------

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

NOTE  6     LOANS  PAYABLE
            --------------

LOANS PAYABLE CONSISTS OF UNSECURED, NON-INTEREST BEARING SHORT-TERM LOANS TYPICALLY OF LESS THAN THREE MONTHS DURATION. THE LOAN AGREEMENTS PROVIDE THE COMPANY WITH THE OPTION OF REPAYING THE LOANS WITH EITHER CASH OR RESTRICTED SHARES OF THE COMPANY'S COMMON STOCK.

NOTE  7     RELATED-PARTIES  TRANSACTIONS
            -----------------------------

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

                      ADVANCED  PLANT  PHARMACEUTICALS,  INC.
                      ------------------------------------
                          NOTES  TO  FINANCIAL  STATEMENTS
                          -----------------------------
                               SEPTEMBER  30,  2001
                               ------------------
                                   (UNAUDITED)
                                   -----------

NOTE  7     RELATED-PARTIES  TRANSACTIONS
            -----------------------------
(CONTINUED)

COMPENSATION PAYABLE TO SUMMA CAPITAL UNDER THIS AGREEMENT INCLUDES $3,000 PER MONTH PAYABLE IN ADVANCE, 300,000 SHARES OF COMPANY STOCK AT THE END OF EACH THREE-MONTH PERIOD AND A PERCENTAGE OF THE NET PROCEEDS OF ANY MONEY RAISED BY THE COMPANY FROM SOURCES INTRODUCED BY SUMMA CAPITAL. ADDITIONALLY, AT THE BEGINNING OF EVERY THREE-MONTH RENEWAL PERIOD SUMMA CAPITAL IS TO RECEIVE TWO-YEAR WARRANTS CONVERTIBLE INTO 300,000 SHARES OF THE COMPANY'S COMMON STOCK AND FIVE-YEAR WARRANTS TO PURCHASE AN ADDITIONAL 300,000 SHARES OF THE COMPANY'S STOCK. GENERAL AND ADMINISTRATIVE EXPENSES FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001, INCLUDES $34,000 AND $51,300, RESPECTIVELY, OF EXPENSES RELATING TO THIS AGREEMENT OF WHICH $5,700 HAS BEEN PAID AS OF SEPTEMBER 30, 2001.

ON FEBRUARY 28, 2001, THE COMPANY ENTERED INTO A LOAN AGREEMENT WITH SAM BERKOWITZ, AN EMPLOYEE AND SHAREHOLDER OF THE COMPANY. THE AGREEMENT IS FOR A MAXIMUM LOAN AMOUNT OF $100,000 AND WAS INITIALLY DUE ON SEPTEMBER 30, 2001. THE COMPANY HAS BORROWED $56,600 ON THIS LOAN WHICH IS STILL OUTSTANDING AT SEPTEMBER 30, 2001. THE LOAN IS INTEREST FREE AND INCLUDES THE OPTION TO BE PAID IN COMPANY STOCK. IF THE LOAN IS PAID IN COMPANY STOCK, THE STOCK
CONVERSION  PRICE  IS  $.0165  PER  SHARE.

THE COMPANY'S PRESIDENT, AND HIS BROTHER, HAS ALSO LENT THE COMPANY MONEY AT VARIOUS TIMES IN THE PAST. OUTSTANDING BALANCES UNDER THESE LOANS TOTALS APPROXIMATELY $80,000 AT SEPTEMBER 30, 2001.

NOTE  8     FINANCIAL  RESULTS  AND  LIQUIDITY
            ----------------------------------

AS OF SEPTEMBER 30, 2001, THE COMPANY HAD NO CASH BALANCES. SINCE ITS INCEPTION, THE COMPANY HAS HAD SIGNIFICANT OPERATING LOSSES AND WORKING CAPITAL DEFICITS. THE COMPANY'S CONTINUED EXISTENCE HAS BEEN DEPENDANT ON CASH PROCEEDS RECEIVED FROM THE SALE OF ITS COMMON STOCK AND THE WILLINGNESS OF VENDORS TO ACCEPT STOCK IN LIEU OF CASH PAYMENTS FOR THEIR SERVICES. EMPLOYEES HAVE ALSO ACCEPTED DEFERRALS OF WAGE PAYMENTS. THE COMPANY HOPES TO REVERSE THIS TREND BY GENERATING CASH INFLOWS THROUGH THE SALE OF NEW PRODUCTS. TO ACCOMPLISH THIS OBJECTIVE, THE COMPANY WILL REQUIRE WORKING CAPITAL TO SATISFY CURRENT OPERATING EXPENSES, AND TO PRODUCE INVENTORY, DURING THE INTERIM PERIOD PRECEDING SUCH
TIME,  IF  EVER,  THAT  THE  REVENUE  CYCLE  BEGINS  GENERATING  CASH.

TO MARKET AND GENERATE SALES OF ITS PRODUCTS, THE COMPANY HAS ENTERED INTO VARIOUS DISTRIBUTION AGREEMENTS OVER THE YEARS. AS OF SEPTEMBER 30 2001, NONE
OF THE DISTRIBUTION AGREEMENTS HAS RESULTED IN SIGNIFICANT SALES FOR THE COMPANY. THE IMPACT OF ANY CURRENT OR FUTURE DISTRIBUTION AGREEMENTS ON THE
COMPANY'S  CASH  FLOW  IS  UNCERTAIN.

                      ADVANCED  PLANT  PHARMACEUTICALS,  INC.
                      ------------------------------------
                          NOTES  TO  FINANCIAL  STATEMENTS
                          -----------------------------
                               SEPTEMBER  30,  2001
                               ------------------
                                   (UNAUDITED)
                                   -----------

NOTE  8     FINANCIAL  RESULTS  AND  LIQUIDITY
            ----------------------------------
(CONTINUED)

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


NOTE  9     FINANCIAL  ADVISOR  AND  INVESTMENT  BANKING  AGREEMENT
            -------------------------------------------------------

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

SERVICE UNDER THIS AGREEMENT SHALL CONTINUE UNTIL TERMINATED BY EITHER PARTY BY GIVING THIRTY DAYS WRITTEN NOTICE. THIS CONTRACT WAS TERMINATED EFFECTIVE DECEMBER 3, 2001.

                      ADVANCED  PLANT  PHARMACEUTICALS,  INC.
                      ------------------------------------
                          NOTES  TO  FINANCIAL  STATEMENTS
                          -----------------------------
                               SEPTEMBER  30,  2001
                               ------------------
                                   (UNAUDITED)
                                   -----------

NOTE  10     SALES  MANAGEMENT  AGREEMENT
             ----------------------------

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

NOTE  11     FINANCIAL  CONSULTING  AND  PUBLIC  RELATIONS  AGREEMENT
             --------------------------------------------------------

ON JUNE 26, 2001, THE COMPANY ENTERED INTO AN AGREEMENT WITH CONTINENTAL MANAGEMENT GROUP, INC. (CMGI) WHEREBY CMGI WILL PROVIDE FINANCIAL CONSULTING AND PUBLIC RELATIONS SERVICES TO APPI. THE AGREEMENT IS FOR A PERIOD OF ONE YEAR COMMENCING ON JULY 1, 2001 BUT IS CANCELABLE BY EITHER PARTY ON THIRTY DAYS WRITTEN NOTICE. COMPENSATION UNDER THIS AGREEMENT INCLUDES THE ISSUANCE OF 3,000,000 SHARES OF COMMON STOCK OVER THE DURATION OF THE AGREEMENT IN EQUAL MONTHLY INSTALLMENTS. ADDITIONALLY, UPON COMMENCEMENT OF SERVICES, 500,000 SHARES OF COMMON STOCK, AND OPTIONS TO PURCHASE 500,000 ADDITIONAL SHARES AT
$.025 PER SHARE, ARE TO BE ISSUED TO CMGI. THIS CONTRACT WAS TERMINATED EFFECTIVE DECEMBER 3, 2001.

NOTE  12     PRIOR  PERIOD  ADJUSTMENTS
             --------------------------

RECLASSIFICATION  OF  PURCHASE  OF  FORMULATION  AND  MANUFACTURING  PROCESS
----------------------------------------------------------------------------

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

ON FEBRUARY 28, 2000 THE COMPANY ENTERED INTO AN ASSET PURCHASE AGREEMENT WITH DR. LEONARD BIELORY (CHAIRMAN OF THE BOARD OF DIRECTORS OF APPI) WHEREBY THE COMPANY ACQUIRED THE EXCLUSIVE RIGHTS AND INTEREST TO ALLERGY AND SINUS FORMULATIONS ("ASSETS"). THE PURCHASE PRICE INCLUDES OPTIONS TO PURCHASE 18,000,000 SHARES OF THE COMPANY'S COMMON STOCK AT AN AGGREGATE EXERCISE PRICE OF $180. THE OPTIONS ARE TO BE ISSUED IN TWO PHASES. THE FIRST PHASE WAS COMPLETED IN 2000 AND THE REQUIRED OPTIONS TO PURCHASE 12 MILLION SHARES WERE ISSUED DURING THE FOURTH QUARTER OF 2000. THE FAIR VALUE OF THE 12 MILLION
SHARE OPTIONS WAS $1,079,880 AND WAS INCLUDED IN "RESEARCH AND DEVELOPMENT" EXPENSE IN THE 2000 INCOME STATEMENT.
                                      F-10

                      ADVANCED  PLANT  PHARMACEUTICALS,  INC.
                      ------------------------------------
                          NOTES  TO  FINANCIAL  STATEMENTS
                          -----------------------------
                               SEPTEMBER  30,  2001
                               ------------------
                                   (UNAUDITED)
                                   -----------

NOTE  12     PRIOR  PERIOD  ADJUSTMENTS
             --------------------------
(CONTINUED)

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


NOTE  13     SUBSEQUENT  EVENTS
             ------------------

IN ADDITION TO THE SHARES THAT MAY POTENTIALLY BE ISSUED FOR THE AGREEMENTS PREVIOUSLY DISCUSSED, THE COMPANY IS CURRENTLY CONSIDERING ISSUING APPROXIMATELY 8,705,000 SHARES OF COMMON STOCK TO PAY OFF VARIOUS PAYABLES EXISTING AT DECEMBER 30, 2001. THE FAIR MARKET VALUE OF THESE SHARES AT SEPTEMBER 30, 2001 IS APPROXIMATELY $348,000.

IN OCTOBER 2001, THE COMPANY ISSUED APPROXIMATELY 38,676,372 COMMON SHARES TO SATISFY VARIOUS DEBTS AND CONSULTING AGREEMENTS.

NONE OF THE SHARES RELATING TO THESE SUBSEQUENT EVENTS HAS BEEN USED TO CALCULATE EARNINGS PER SHARE DATA SINCE THEY WOULD BE ANTIDILUTIVE.

ITEM  1  -  LEGAL  PROCEEDINGS

     THE REGISTRANT HAS RECEIVED NOTICE OF OPPOSITION TO ITS TRADEMARK APPLICATION FOR THE SINUSOL PRODUCT FROM THE OWNER OF A TRADEMARK FOR ANUSOL, MANUFACTURED BY WARNER-LAMBERT COMPANY. THE REGISTRANT BELIEVES THAT ITS PRODUCT AND TRADEMARK APPLICATION IS DISTINGUISHABLE FROM THE OPPOSER'S AND THAT ANY OPPOSITION WILL EVENTUALLY BE DENIED AND ITS TRADEMARK GRANTED FOR THE REGISTRANT'S PRODUCT.

ITEM  2  -  CHANGES  IN  SECURITIES

     NONE

ITEM  3  -  DEFAULTS  UPON  SENIOR  SECURITIES

     NONE

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     NONE

ITEM  5  -  OTHER  INFORMATION

     NONE

ITEM  6  -EXHIBITS  AND  REPORTS  OF  FORM  8-K

     NONE


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


ADVANCED  PLANT  PHARMACEUTICALS,  INC.

DAVID  LIEBERMAN,
PRESIDENT

DECEMBER  4,  2001