Form 10KSB
period 2001-12-31
ADVANCED PLANT PHARMACEUTICALS INC
filed 2002-05-07
CIK 943535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON D.C.

                                   FORM 10-KSB

[X]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

  [   ]    Transitional Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                         Commission File No.  000-29462

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                              59-2762023
     -------------------                    -------------------
     (State  of other jurisdiction       (I.R.S. Employer Identification Number)
     of  incorporation  or  organization)

                 43 West 33rd Street, New York, New York  10001
                    -----------------------------------------
                     Address of principal executive offices

      Registrant's telephone number, including area code:     212-695-3334

        Securities registered pursuant to Section 12(b) of the Act:  NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to filed such reports), and (2) has been
subject  to such filing requirement for the past 90 days.  [X]  Yes   [   ] No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment  to  this  Form-KSB.     [X]

State issuer's revenues for its most recent reporting period (Fiscal year)$37,121

Aggregate market value of the voting stock held by non-affiliates of the registrant at April 30, 2001, was $ 847,265.33. As at December 31, 2001, the number of shares issued and outstanding was 205,691,013. The closing price of the common stock at that date was $0.13.

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                               Form 10-KSB - Index

                   For the Fiscal Year Ended December 31, 2001

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

PART  II

Item  5.     Market  of  Registrant's  Securities  and
               Related  Stockholder  Matters                           4
Item  6.     Management's  Discussion  and  Analysis  of
               Financial  Condition  and  Results  of  Operations      6
Item  7.     Consolidated  Financial  Statements  and
               Supplementary  Data                                     8
Item  8.     Changes  in  and  Disagreements  with  Accountants
               on  Accounting  and  Financial  Disclosures             8

PART  III

Item  9.     Directors  and  Executive  Officers  of  the  Registrant  8
Item  10.     Executive  Compensation                                  9
Item  11.     Security  Ownership  of  Certain  Beneficial  Owners    10
               and  Management
Item  12     Certain  Relationships  and  Related  Transactions       11


Part  IV

Item  13.     Exhibits,  Consolidated  Financial  Statements,         11
               Schedules  and  Reports  on  Form  8-K

Signatures                                                            12

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

     APPI continues to focus on the research and development of plant based dietary supplements. During July 1999, the Company acquired exclusive rights and interests to a thirteen-step process which utilizes virtually the whole of the nutrients found in plants to manufacture all natural herbal dietary supplements. The purchase price for the process was 12,000,000 shares of Common Stock. The shares were issued February 13, 2001. A further 6,000,000 shares will become due when marketing of the product commences. The Company intends to use this process to manufacture products that it hopes to distribute worldwide through various sales distribution contracts.

     On February 28, 2000, the Company entered into an Asset Purchase Agreement with Dr. Bielory to purchase his various allergy and nasal formulations. This Agreement was approved by the Board of Directors on September 6, 2000. Dr. Bielory was granted a five year option to purchase an aggregate of 18,000,000 shares of the Company's Common Stock, par value $0.0007 per share, at an exercise price of $180.00. Dr. Bielroy exercised an option for 12,000,000 shares in the first quarter of 2001.

     Sinusol(YM), being one of the formulations purchased from Dr. Bielory, is a generalized base solution for the development of an extensive line of specialty products related to allergy and sinus conditions. The ingredients include a mixture of gently pH-balanced essential mineral oils that combat the various symptoms related to allergies and sinus disorders, including congestions, irritated nasal mucosa and bacterial and fungal infections. Specialized advanced formulations are being reviewed for patent submission.

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


Item  3.     Legal  Proceedings

     The Company received a letter from the counsel for Warner-Lambert objecting to the trademark application the Company had flied with respect to its Sinusol product. Warner-Lambert felt that the Sinusol product would be too similar to the Warner-Lambert product they had trademarked, called ANUSOL. The parties have agreed to a settlement agreement whereby the opposition to the trademark application filed by the Company will be withdrawn and the Company shall be permitted to continue to market the Sinusol product. The Company agreed not to use or seek to register trademarks or service marks in the United States containing the suffix "-NUSOL", except for its pending application for SINUSOL and any other related application for SINUSOL or various permutations of SINUSOL, including without limitation SINUSOL-ES, SINUSOL PLUS or similar marks. Nothing in the settlement agreement shall prevent APPI from using the suffix
"-USOL"  in  any  trademark  or  service  mark.

     The Company is a party to an action in the Civil Court of the City of New York, County of New York, entitled, Bowne of New York City, LLC v. Advanced Plant Pharmaceuticals. This is an action for unpaid fees for filing the reports of the Company on EDGAR. The suit seeks $15,805.42 in unpaid fees. The Company disputes the total amount due. If the Company is unable to work out a resolution of this action, it could have a material affect upon the Company. Counsel for the Company has been in contact with the attorney's for Bowne, and it is likely that a resolution will be able to be reached.



Item  4.     Submission  of  Matter  to  a  Vote  of
               Security  Holders

     There were no matters submitted to a vote of shareholders during the fourth quarter of 2001.

PART  II

Item  5.     Market  of  Registrant's Securities and Related Stockholder Matters

     a. The Company's Common Stock is traded under the symbol "APPI" on the NASDAQ Over the Counter Bulletin Board.

     The Company, at December 31, 2001, had 205,691,013 shares issued and outstanding. During the fiscal years of 2000 and 2001, the price of the shares of Common Stock of the Company reached the following high and low for each quarter.


Calendar  Quarter     Ended  Bid  Prices
-----------------     ------------------
                       Low       High
                       ---       ----

FISCAL  YEAR  2000
------------------
March  31,  2000       $0.081     $0.85

June  30,  2000        $0.08     $0.34

September  30,  2000   $0.09     $0.155

December  31,  2000    $0.03     $0.13


FISCAL  YEAR  2001
------------------
March  31,  2001      $0.35     $0.08

June  30,  2001       $0.03     $0.06

September  30,  2001  $0.02     $0.06

December  31,  2001   $0.01     $0.02


FISCAL  YEAR  2002
------------------
March  31,  2002     $.005     $0.20


       b.             Holders

As of April 30, 2002, there were approximately 350 record holders of our common stock. To the best of our knowledge, such figure does not take into account those stockholders whose certificates are held in the name of broker-dealers or other nominees. We believe that there are more beneficial owners of our common stock, most of whose shares are held in street name.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     APPI focuses on the research and development of plant based dietary supplements. During July 1999, the Company acquired exclusive rights and interests to a thirteen-step process, which utilizes virtually the whole of the nutrients found in plants to manufacture all natural herbal dietary supplements. The Company intends to use this process to manufacture products that it hopes to distribute worldwide through various sales distribution contracts.

     Management believes that it can continue to obtain additional capital. However, if additional financing is not obtained, the Company might be forced to cease operations.

     Since its inception, the Company has had significant operating losses and working capital deficits aggregating $8,491,736. The Company's continued existence has been dependant on cash proceeds received from the sale of its common stock and the willingness of vendors to accept stock in lieu of cash payments for their services. Employees have also accepted deferrals of wage payments. The Company hopes to reverse this trend by generating cash inflows through the sale of new products that they have developed. To accomplish this objective, the Company will require working capital to satisfy current operating expenses, and to produce inventory, during the interim period preceding such time as the revenue cycle begins generating cash. However, to date, sales have not been material and the Company has run out of capital. As of December 31, 2001, the Company has $7,316 in cash and total current liabilities exceeded current assets by $3,061,253.

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

Other  products  we  are  currently  marketing  are:

LO-CHOL
-------

Born out of the latest scientific research, Lo-Chol's patented formula is derived from the "whole plant" parts ofsix selected plants that work in concert to help tip your lipid balance (good and bad cholesterol) towards a more normal level. These six plants (with exotic names like Cinnamomumzeylancium and Allium sativum) are synergistically combined using a proprietary "whole plant technology" (a special pharmaceutical-grade process) that delivers virtually all the natural phyto-chemicals and active ingredients in the plants. Unlike almost all other herbal supplements on the market, Lo-Chol does not contain any extracts. Instead, it utilizes the entire part of a specific plant that is processed and standardized to deliver optimum potency and nutritional benefits. This is a significant advantage that puts Lo-Chol and other APPI products in a class by themselves.

ACA
---

ACACaplets contain a carefully selected group of 11 natural plant substances, which work in harmony to help chronic fatigue and boost normal metabolicprocesses that support immune system function. These 11 plants (including Boswelliacaterii, Impatiens balaminia and Curcuma zedoria) have long and storied histories in ancient herbal medicine and folklore. Many are referred to in the Bible as well as Ayurveda, "India's natural science of life and well-being". Now, incorporated together in ACA, they offer the best of traditional herbal wisdom and modern science.

SINUSOL(TM)
-------

Developed in concert with a leading board certified Allergy and Sinus specialist, is a unique nasal and sinus solution that pleasantly cleanses and moisturizes the nasal and sinusmucosa. Sinusol thins nasal solutions to clear stuffy and blocked allergic nasal passages as well as relieves sneezing and sinus pressure. Sinusol , is the safe and natural alternative to over the counter nasal sprays and saline products that contain irritating preservatives and additives.


Subsequent  Events
     On April 12, 2002, the Board of Directors executed a written consent of the Board of Directors whereby the Company will spin off its product LHM123, an "Alzheimer's " product (the "Product"). The Product is to be spun off into it's own separate company. The Board of Directors has approved a stock dividend of shares of the new company at the rate of six hundred (600) shares of APPI for each share in the new company. The record dividend date has been set as July 31, 2002, payable as soon thereafter as possible. In addition, the Company will receive an additional two million shares of common stock, which will be retained by the Company, as consideration for the Product being transferred to the new company. It is intended that the new company will file the necessary documents to become a separately traded entity on the OTC BB. It is also intended that the new company will file a registration statement on Form SB-2 to register shares to raise additional capital for the new company.


Item  7.     Consolidated  Financial  Statements  and  Supplementary  Data

     The information required by Item 7 appears at Page F-1, which appears after this page.
                                        7

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------

                              FINANCIAL STATEMENTS
                              --------------------

                               FOR THE YEARS ENDED
                               -------------------

                           DECEMBER 31, 2001 AND 2000
                           --------------------------


                                Table of Contents
                                -----------------
                                                    Page
                                                    ----

Independent Auditor's Report                            2

Balance Sheet                                           3

Statements of Operations                                4

Statements of Cash Flows                                5

Statements of Shareholders' Deficit                     6

Notes to the Financial Statements                  7 - 17

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Advanced Plant Pharmaceuticals, Inc.

We have audited the accompanying balance sheet of Advanced Plant Pharmaceuticals, Inc. (the "Company") as of December 31, 2001, and the related statements of operations, shareholders' deficit and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all respects, the financial position of Advanced Plant Pharmaceuticals, Inc. as of December 31, 2001, and the results of their operations and their cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

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







Michael  C.  Finkelstein  &  Co.,  CPA
Morganville,  New  Jersey
April  17,  2002
                                        2

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                                  BALANCE SHEET
                             AS OF DECEMBER 31, 2001



                                     ASSETS

Current  assets:

Cash and cash equivalents                                          $   7,316
Accounts Receivable                                                    1,454
Inventory                                                             66,076
Total current assets                                                  74,846
                                                                ----------------
Fixed Assets (Net of Accumulated Depreciation of $625)
                                                                         375
                                                                ----------------


Other  Assets
  Intagible Assets (Net of Accumlated Amortization of $212,371)     2,313,863
  Other Assets                                                          4,144
                                                                 ---------------
  Total Other Assets                                                2,318,007
                                                                 ---------------

  Total Assets                                                  $   2,393,228
                                                                 ===============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

 Current  Liabilities:

   Accounts Payable                                              $   213,578
   Accrued expenses payable                                        2,284,196
   Loans payable                                                     534,825
   Due to distributor                                                103,500
                                                                --------------
      Total current liabilities                                    3,136,099
                                                                --------------


  Shareholders'  Equity:
   Common  stock,  $.0007  par  value,  250,000,000
    shares authorized and 205,691,013 shares issued                  143,984
   Capital in excess of par value                                  7,604,881
   Accumulated deficit                                            (8,491,736)
                                                                ---------------
    Total shareholders' equity                                      (742,871)
                                                                ---------------
                                                                  $ 2,393,228
                                                                ===============




                 See accompanying notes to financial statements.
                                        3

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                      2001          2000
                                                  ------------  ------------

  Net Sales                                       $    37,121   $    13,250

  Cost of goods sold                                   39,520        69,688
                                                  ------------  ------------
      Gross loss                                       (2,399)      (56,438)
                                                  ------------  ------------

  Operating expenses:

    Research and development                                -        95,750
    General and administrative                      1,004,387     2,148,038
                                                  ------------  ------------
      Total operating expenses                      1,004,387     2,243,788
                                                  ------------  ------------

      Operating loss                               (1,006,786)   (2,300,226)

  Other expenses                                          655           628
                                                  ------------  ------------
      Loss before provision for income taxes       (1,007,441)   (2,300,854)

  Provision for income taxes                                -             -
                                                  ------------  ------------
      Net loss                                    $(1,007,441)  $(2,300,854)
                                                  ============  ============


  Basic Loss per common share                     $     (0.01)  $     (0.02)
                                                  ============  ============


                   See accompanying notes to financial statements.
                                          4


                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                            STATEMENTS OF CASH FLOWS
                           --------------------------
                     FOR THE YEARS ENDED  31, 2001 AND 2000
                     --------------------------------------

                                                                  2001                 2000
                                                           ------------------  ---------------------

  Cash Flows from Operating Activites:
    Net Loss from operations                               $      (1,007,441)  $         (2,300,854)
    Adjustments to reconcile net loss from
     operations to net cash used by operating activities:

      Increase in accounts receivable                                 (1,454)
      Depreciation and amortization expense                          164,352                 42,927
      Inventory Adjustment                                           (66,076)                     -
      Compensation expense attributed to stock options                     -              1,079,880
      Services paid with common stock                                945,327              1,241,999
      Decrease in prepaid expenses                                         -                      -
      Increase (decrease) in accounts payable                         43,190                 80,303
      Increase in accrued expenses                                  (228,361)             1,666,460
      Change in certain other assets and liabilities                   4,449                 (1,000)
                                                           ------------------  ---------------------
      Net cash used by operations                                   (146,014)             1,809,715
                                                           ------------------  ---------------------

  Cash Flows from Investing Activities:
      Purchase intangible assets                                           -             (2,519,880)
                                                           ------------------  ---------------------

  Cash Flows from Financing Activities:

    Proceeds from short-term loans payable                           153,330                722,439
    Payments on short-term loans payable                            (200,000)               (25,000)
    Net proceeds from issuance of common stock                       200,000                      -
                                                           ------------------  ---------------------
      Net cash provided(used) by financing activities                153,330               (697,439)
                                                           ------------------  ---------------------

  Net increase in Cash and cash equivalents                            7,316                (12,726)

  Cash and cash equivalents at beginning of period                         -                 12,726
                                                           ------------------  ---------------------
  Cash and cash equivalents at end of period               $           7,316   $                  -
                                                           ==================  =====================


  Supplemental Cash Flow Information:

    Cash Paid During the Period for:

      Interest                                                             -                      -
                                                           ==================  =====================
      Income Taxes                                                         -                      -
                                                           ==================  =====================

    Information about Noncash Activities:

      Common stock issued to satisfy loans payable         $         275,000   $            275,000
                                                           ==================  =====================
      Common stock issued for services                     $         945,327   $          1,241,999
                                                           ==================  =====================


                 See accompanying notes to financial statements.
                                        5

                         ADVANCED PLANT PHARMACEUTICALS
                         ------------------------------
                   STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                   -------------------------------------------
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                 ----------------------------------------------


                                          Common Stock          Capital                             Stock
                                     Number of               in excess of  Accumulated  Treasury  Subscriptions
                                      Shares      Par Value   Par Value     Deficit      Stock    Receivable      Total
                                    ------------ -----------  ----------  ----------- ----------  -----------   ----------
Balance at December 31, 1999        $108,499,506   $   75,950  $3,975,889  $(5,183,443) $  (180)   $ (45,000) $(1,176,784)

  Issuance of common stock            27,070,417       18,949   1,498,050                                       1,516,999
  Stock options granted
    below market                                                1,079,880                                       1,079,880
  Stock subscriptions
    receivable written-off                                        (45,000)                           45,000             -
  Cancellation of treasury stock            (500)                    (180)                 180                          -
  Conversion of old class shares to new   22,775           16         (16)                                              -
  Net loss for period                                                       (4,778,734)                        (4,778,734)
                                    ------------  -----------  ----------  ----------- ----------  -----------  ----------
Balance at December 31, 2000         135,592,198       94,915   6,508,623   (9,962,177)      -                 (3,358,639)
                                    ============  ===========  ==========  =========== ==========  ===========  ==========

  Issuance of common stock            70,098,815       49,069   1,096,258                                        1,145,327
  Prior Period Adjustment                                                     2,477,882                          2,477,882
  Net loss for period                                                        (1,007,441)                        (1,007,441)
                                    ------------  -----------  ----------   ----------- ----------  -----------  ----------
Balance at December 31, 2001         205,691,013   $  143,984  $7,604,881   $(8,491,736)  $   -     $      -     $(742,871)
                                    ============  ===========  ==========   ===========  =========  ===========  ==========


                See accompanying notes to financial statements.
                                    6



                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2001 AND 2000
                           --------------------------

NOTE  1     NATURE  OF  OPERATIONS
            ----------------------

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

NOTE  2     GOING  CONCERN
            --------------

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

NOTE  3     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
            ----------------------------------------------

Cash  Equivalents
-----------------

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Other  Assets
-------------

Other  assets  consist  of  security  deposits  ($4,144).

Computer equipment is depreciated on a straight-line method using an estimated useful life of three years.

Computer  Equipment            $1,000
Accumulated  Depreciation        (625)
                              --------
                               $  375
                              ========

Depreciation Expense for the years ended December 31, 2001 and 2000 was $333 and $292, respectively.

                     ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2001 AND 2000
                           --------------------------
NOTE  3
(Continued)
-----------

Inventory
---------

Inventories are stated at the lower of cost or market. Actual cost is used to value raw materials and supplies. Inventories also include costs of processing and shipping.

Intangible  Assets
------------------

Intangible assets principally represent the exclusive rights and interest to the allergy and sinus formulations and a thirteen-step process for the manufacturing of the company's products. Such amounts are being amortized on a straight-line basis over 15 years.
        Intangible  Assets  -  Asset  Purchase  Agreement          $2,526,236
        Accumulated  Amortization                                    (212,371)
                                                                   ------------
                                                                   $2,313,865
                                                                   ============

Amortization for the years ended December 31, 2001 and 2000 was $168,468 and $42,632, respectively.

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

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2001 AND 2000
                           --------------------------

NOTE  3
(Continued)

There were 5,500,000 and 17,500,000 common stock options outstanding as of December 31, 2001 and 2000. As a result of the losses reported in the periods presented these options, if exercised, would be antidilutive. Accordingly, only Basic EPS is presented in these financial statements. The weighted-average number of shares used in the computation of per share data was 161,800,185 in 2001 and 111,939,686 in 2000.

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

NOTE  4     RELATED-PARTIES  TRANSACTIONS
            -----------------------------

On July 16, 1999, the Company entered into a Technology Purchase Agreement with C.J. Lieberman (brother of the current President) whereby the Company acquired exclusive rights and interests to a thirteen-step process, which utilizes virtually the whole of the nutrients found in plants to manufacture herbal dietary supplements. The purchase price for the process includes 18,000,000 shares of the Company's common stock issuable in two phases. As of December 2001, none of the stock related to this agreement has been issued. The Company accrued $1,440,000, in anticipation of issuing 12 million shares that became due in 2000 per the agreement. This amount, which represents the fair market value of the stock when it became due under the agreement, is included in "Research and development" costs in 2000 and "Accrued expenses payable" at December 31, 2001 and 2000.

                    ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2001 AND 2000
                           --------------------------


NOTE  4
(Continued)

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

The employment contract period is through June 10, 2002. At December 31, 2001, the Company had an outstanding balance of unpaid consulting fees due C.J. Lieberman of $26,750 relating to this consulting contract. This balance is included in "Accrued expenses payable" at December 31, 2001.

Due to the absence of revenues, cash flow has been unpredictable and often non-existent. As a result, C.J Lieberman frequently lent the Company funds or directly paid expenses on behalf of the Company. These transactions were accounted for in a loan account. When funds were available, Mr. Lieberman would take advances against this loan account. As of December 31, 2001 the loan account had a balance payable to Mr. Lieberman of $27,855, which is included in "Loans Payable" at December 31, 2001.

The President, David Lieberman, has also lent the Company funds, or paid expenses on behalf of the Company. The balance owed to David Lieberman relating to these transactions was $66,283 at December 31, 2001 and is included in "Loans payable" on the balance sheet. The Company also owed the President unpaid salary of $424,500 at December 31, 2001, which is included in "Accrued expenses payable".

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2001 AND 2000
                           --------------------------


NOTE  4
(Continued)

On February 28, 2000 the Company entered into an Asset Purchase Agreement with Dr. Leonard Bielory (Chairman of the Board of Directors of APPI) whereby the company acquired the exclusive rights and interest to allergy and sinus formulations ("Assets"). The purchase price includes options to purchase 18,000,000 shares of the company's common stock at an aggregate exercise price of $180. The options are to be issued in two phases. The first phase was completed in 2000 and the required options to purchase 12 million shares were issued during the fourth quarter of 2000. The fair value of the 12 million share options was $1,079,880 and is included in "Intangible Assets" on the 2000 balance sheet. Additionally, the Company agrees to pay Dr. Bielory a royalty payment of $.01 per bottle with respect to each product manufactured with these Assets, 1% (one percent) of the suggested retail price of each product sold that was manufactured with the Assets and 10% (ten percent) of the company's net profits before taxes from such sales (net profits to be determined by the Company's regularly retained independent public accountants using generally accepted accounting principles). In the event that the Company enters into an agreement with a third party for the sale of products manufactured with these Assets, which agreement unconditionally provides for payments to the Company of not less than $20,000,000, whether in lump sum or over a period of four years, from such third party, the Company shall issue to Dr. Bielory 5 million shares for each $20,000,000 required to be paid to the Company, not to exceed twenty five million shares.

On March 15, 2000 the company entered into a two-year employment agreement with Dr. Leonard Bielory whereby Dr. Bielory will serve as the Company's Scientific Director and its Chairman of the Board of Directors. Under the terms of the agreement, the Company is required to pay Dr. Bielory wages of $500 per month for the first twelve months and up to $2,500 per month thereafter, contingent on the Company achieving specified net profit levels. Commencing on March 15, 2000 and each January 1 thereafter, Dr. Bielory is to receive options to purchase 750,000 shares of the Company's common stock as additional compensation under this agreement. As of December 31, 2001, none of the stock options required under this agreement have been issued. On April 10, 2000, Dr. Bielory received 225,000 restricted shares of the Company's common stock as a signing bonus. The stock had an aggregate fair market value of $96,749 on the day of issue.

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

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2001 AND 2000
                           --------------------------

NOTE  5
      (Continued)


During 2001, the Company issued 70,098,815 shares of its common stock to satisfy various liabilities of the Company as follows:

NUMBER OF SHARES    FAIR VALUE          DESCRIPTION
----------------    ----------          -----------
                                       Payment  of  accrued  salary  payable  to  CJ  Lieberman
                                       from  prior  years  for  his  past  service  as  President
10,000,000          $  350,000         past  service  as  President.

8,000,000           $  130,000         Dr.  Leonard  Bielory - Bonus and accrued salaries.

8,000,000           $  130,000         David  Lieberman  -  Bonus  and  accrued  salaries.
11,060,606          $  139,606         Payment  of  employee  bonus and accrued salary  to  Sam  Berkowitz.

                                       Payment  of  various  consulting  fees  and  other
11,038,209          $  195,720         Operating  expenses.

10,000,000          $  200,000         Payment  for  various  loans and accrued expenses.

12,000,000          $1,079,880         Exercise of Stock Options by Dr. Leonard Bielory

NOTE  6     STOCK  OPTIONS
            --------------

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

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2001 AND 2000
                           --------------------------
NOTE  6
(Continued)

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

Had compensation expense been recognized using the fair value method prescribed in SFAS No. 123, the Company's net loss in 2001 would not have been affected. The effect on net loss per share would have been negligible in both years.

The  following  table  summarizes  stock  option  activity  for  2001  and 2000:

                                                   Weighted                      Weighted
                                                   average                        average
                                                  exercise         Options        exercise
                                   Options         price          exercisable       price
                                 ---------          -----        -------------      -----
Balance at December 31, 1998     1,900,000          $.09          1,800,000        $.09
            Granted              4,000,000           .03                  -           -
            Exercised                    -            -                   -           -
            Cancelled            (400,000)           .25                  -           -
                                 ---------          -----        ---------------    ------


Balance at December 31, 1999    5,500,000          $ .03          5,500,000        $.03
            Granted            12,000,000         .00001                 -            -
            Exercised                   -              -                 -            -
            Cancelled                   -            .25                 -            -

                                 ---------          -----        ---------------    ------

 Balance at December 31, 2000  17,500,000          $ .01         17,500,000        $ .01
                               ===========         ======        ===============    ======


As of December 31, 2000, there were 17,500,000 common stock options outstanding with a weighted-average remaining life of 4.5 years and a weighted average exercise price of $.01 per share. During the first quarter of fiscal 2001, Dr. Bielory exercised the 12 million options granted to him in 2000. Accordingly, the outstanding balance as of December 31, 2001 is $5,500,000.

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2001 AND 2000
                           --------------------------

NOTE  7     ACCRUED  EXPENSES  PAYABLE
            --------------------------

Accrued  expenses  payable  at  December  31,  2000  consist  of  the following:

     Asset  Purchase  Agreement  (Note  4)                    $1,440,000
     Miscellaneous  Expenses  and  Consulting  Agreements        254,130
     Salaries  and  payroll  taxes  payable                      314,316
     Accrued  bonuses  payable                                   240,000
     Legal  and  accounting  fees                                 35,750
                                                             -------------
               Total  Accrued  Expenses  payable              $2,284,196
                                                             =============

NOTE  8     LOANS  PAYABLE
            --------------

Loans Payable consists of unsecured, non-interest bearing short-term loans typically of less than three months duration. The loan agreements provide the Company with the option of repaying the loans with either cash or restricted shares of the Company's common stock.

On February 28, 2001, the Company entered into a loan agreement with Sam Berkowitz, an employee and shareholder of the Company. The agreement is for a maximum loan amount of $100,000. As of December 31, 2001 the company has borrowed $56,500 on this loan. The loan is interest free and includes the option to be paid in Company stock. If the loan is paid in Company stock, the stock conversion price is $.0165 per share.

NOTE  9     COMMITMENTS  AND  CONTINGENCIES
            -------------------------------

The Company has employment agreements with four employees and a consulting contract with a key consultant to the Company. At December 31, 2001, the Company was committed under these agreements to wages and fees of approximately $175,916 for 2002.

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

As compensation for these services, the Company will issue FMS 6,000,000 restricted shares of its common stock as follows; 1,700,000 shares upon signing the agreement, 1,700,000 shares within three months of signing the agreement and 2,600,000 shares within six months of signing the agreement. The restricted shares shall be registered with the Securities and Exchange Commission to become free trading shares as soon as possible with FMS bearing all registration costs. The Company will also pay FMS a placement fee for any transactions consummated, directly or indirectly, through FMS during the term of the agreement or within two years thereafter. The placement fee will consist of a payment equal to 10% of the gross proceeds raised from the sale of applicable securities, reimbursement of non-accountable expenses equal to 3% of the gross proceeds from the sale of any applicable securities plus warrants to purchase common stock equal to 10% of the applicable shares sold. Additionally, the Company will reimburse FMS for all reasonable out-of-pocket expenses incurred in the performance of this agreement, up to a maximum of $25,000. Through December 31, 2001 this contract has not been exercised or terminated.

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2001 AND 2000
                           --------------------------


NOTE  9     COMMITMENTS  AND  CONTINGENCIES
            -------------------------------
(Continued)

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

In addition to the shares that may potentially be issued for the agreements previously discussed, the Company is currently considering issuing approximately 8,730,000 shares of common stock to pay off various payables existing at December 31, 2001 and incurred in the subsequent 2001 period. The fair market value of these shares at December 31, 2001 is approximately $87,300.

NOTE  10     DUE  TO  DISTRIBUTOR
             --------------------

In 1995, the Company entered into a distribution agreement with a foreign distributor in anticipation of bringing a product to market. The agreement required an advance payment for product by the distributor. The Company was unable to produce the anticipated product and in 1997 entered into a settlement agreement with the distributor calling for eighteen monthly installment payments of $5,750 and 60,000 shares of the Company's common stock to be issued to the distributor. As of December 31, 2000, the Company has neither issued the common stock nor made any of the installment payments as required by the settlement agreement. The Company has elected not to accrue any liability for the 60,000 shares of common stock, which had a fair market value of approximately $2,815 at December 31, 2001.

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                            DECEMBER 31, 2001AND 2000
                            -------------------------


NOTE  11     FINANCIAL  RESULTS  AND  LIQUIDITY
             ----------------------------------

As of December 31, 2001, the Company had a cash balance of $7,316 which is $3,128,783 less than it's current liabilities of $3,136,099. Since its inception, the Company has had significant operating losses and working capital deficits aggregating $8,491,736. The Company's continued existence has been dependant on cash proceeds received from the sale of its common stock and the willingness of vendors to accept stock in lieu of cash payments for their services. Employees have also accepted deferrals of wage payments. The Company hopes to reverse this trend by generating cash inflows through the sale of new products. To accomplish this objective, the Company will require working capital to satisfy current operating expenses, and to produce inventory, during the interim period preceding such time, if ever, that the revenue cycle begins generating cash.

To market and generate sales of its products, the Company has entered into various distribution agreements over the years. As of December 31 2001, none of the distribution agreements has resulted in any sales for the Company. The impact of any current or future distribution agreements on the Company's cash flow is uncertain. There is no guarantee that cash generated from new product sales will occur, or be sufficient to fund operating costs which can be expected to increase as the Company "ramps up" for manufacturing and distribution activities. There also is no assurance that the Company will continue to be able to finance operations through the sale of its common stock, the exchange of stock for services or from the proceeds of unsecured loans with private lenders.



NOTE  12     FINANCIAL  CONSULTING  AND  PUBLIC  RELATIONS  AGREEMEMT
             --------------------------------------------------------

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

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                            DECEMBER 31, 2001AND 2000
                            -------------------------


NOTE  13     PRIOR  PERIOD  ADJUSTMENTS
             --------------------------

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     None

PART  III

Item  9.     Directors  and  Executive  Officers  of  the  Registrant

Directors  and  Executive  Officers  of  Advanced  Plant  Pharmaceuticals,  Inc.

Name                         Age          Position
-------------               -----         --------
David  Lieberman              39          President  and  Director

Dr.  Leonard  Bielory         47          Chairman and Scientific Director

     David Lieberman has served as President of the Company since July 1, 1996, and as a member of its Board of Directors since June 1996. Since 1991, he has worked in the offices of the Chief Rabbi of Bnai Brak, Israel. He also serves as a consultant for Osem Industries, Inc., an international food conglomerate located in Israel.

     Leonard Bielory, M.D. serves as Chairman and Scientific Director of the Company. Dr. Bielory is presently the Director of the Division of Allergy, Immunology and Rheumatology and is the Director of the Division of Asthma and Allergy at the New Jersey Medical School where he is also an Associate Professor of Medicine, Pediatrics and Ophthalmology. Dr. Bielory serves as the Chairman of the Board and President of the University Physician Associates -- the New Jersey Medical School Faculty Practice. Dr. Bielory currently serves as a consultant on allergy and immunology to Newark Beth Israel Hospital, Newark, NJ, and to Saint Barnabas Medical Center, Livingston, NJ.

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

Item  10.     Executive  Compensation

     The Employment Agreement with Mr. David Lieberman as the Company's president expires in June 2002. The employment agreement provides for employment on a full-time basis and contains a provision that Mr. David Lieberman will not compete or engage in a business competitive with our current or anticipated business until the expiration of his agreement. Pursuant to the agreement, we will pay Mr. David Lieberman a base salary of $135,000 per annum, a portion of which is deferred, and have granted him a five-year option to purchase 750,000 shares of our common stock at an exercise price of $.01 per share. In 1999, we had issued Mr. Lieberman 17 million shares of our common stock as partial payment against accrued salary payable to him.

     Dr. Leonard Bielory is employed to serve as our Chairman and Scientific Director. Pursuant to the terms of this agreement, we pay to Dr. Bielory, on a monthly basis, the $126,000 that we owe to him for accrued consulting fees. This agreement is for a period of two years and we will pay Dr. Bielory monthly compensation consisting of $500 per month, with an extra payment dependant upon our net profits. In addition, the 1999 agreement granted Dr. Bielory an option to purchase 12,000,000 shares for his products that he sold to the Company, which he has exercised, plus another option to purchase 6,000,000 shares once the product is marketed, for a total of 18,000,000. Dr. Bielory exercised his option to purchase the 12,000,000 shares in or about November 2000, which were delivered in April 2001. We have also granted Dr. Bielory a five-year option to purchase 750,000 shares of our common stock at an exercise price of $.4375 and upon signing of his employment agreement we agreed to issue 225,000 restricted shares of our common stock to him in the year 2000.

TABLE
                                                     OTHER  ANNUAL
NAME  AND PRINCIPAL POSITION   YEAR   SALARY  ($)   COMPENSATION($) OPTIONS(#)
-------------------------------------------------------------------------------
David  Lieberman               2001     $135,000  (4)     $30,000
Chief  Executive  Officer      2000     $135,000  (1)
                               1999     $135,000  (2)     $30,000(3) 750,000(3)

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

(4) Of the $135,000 owed to Mr. Lieberman as salary for the period, $100,000 was paid through the issuance of 8,000,000 shares of common stock, which also included a $30,000 bonus. The total balance outstanding for accrued salry owed to Mr. Lieberman as of December 31, 2001, $424,500.

     The Company has a consulting Agreement with C.J. Lieberman. Pursuant to said Agreement, he is to receive options to purchase 750,000 shares. His duties are to consult with the Company on the acquisition of new pharmaceutical products, marketing and general business advice for expansion of marketing and other various needs of the Company in connection with the pharmaceutical industry.


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


Name  of  Beneficial          Amount  and  Nature               Percent of Class
Owner  (3)               of  Beneficial  Ownership  Common  (1)     Common  (5)
--------------------     ----------------------------------      ---------------
David  Lieberman               29,870,000(2)                        14.5%
37  Harotem  Street
Ashdod,  Israel  77572

Dr.  Leonard  Bielory          20,260,000(3)                         9.8%
400  Mountain  Avenue
Springfield,  NJ  07081

Ezriel  Silberberg             20,316,667                            9.8%
c/o  Justman
4614  Tenth  Avenue
Brooklyn,  New  York  11219

Officers  and  Directors  and
other  5%  owners
as  a  group  (3  persons)     70,446,667(2)(3)                      34.1%

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

(2) Does not include (i) 1,950,000 shares which Mr. Lieberman has the right to acquire upon exercise of stock options; (ii) 12,000,000 shares to which Mr. Lieberman's brother, C.J. Lieberman, was to be issued pursuant to an Asset Purchase Agreement, dated June 10, 1999, and authorized by the Board of Directors on September 6, 2000, but to this date has not been issued; and (iii) 1,050,000 shares which C.J. Lieberman has the right to acquire upon the exercise of stock options issued to him as partial consideration for his acting as President of, and as a consultant to, the Company.

(3)     Does  not  include  the  options  to purchase 6,000,000 shares which Dr.
Bielory  has  the  right  to  acquire  upon  the  exercise  of  options granted.

Item  12     Certain  Relationships  and  Related  Transactions

During 2001, the Company issued 70,098,815 shares of its common stock to certain inside individuals and other related parties, to satisfy various liabilities of the Company as follows:

NUMBER OF SHARES    FAIR VALUE          DESCRIPTION
----------------    ----------          -----------

10,000,000          $  350,000         Payment of accrued salary payable to CJ
                                       Lieberman  from  prior  years  for  his
                                       past  service  as  President

8,000,000           $  130,000         Dr. Leonard Bielory - Bonus and accrued
                                       salaries.

                                       David  Lieberman -  Bonus  and  accrued
8,000,000           $  130,000         salaries.

11,060,606          $  139,606         Payment  of employee  bonus and accrued
                                       salary  to  Sam  Berkowitz.

11,038,209          $  195,720         Payment of  various consulting fees and
                                       other Operating  expenses.

10,000,000          $  200,000         Payment  for  various loans and accrued
                                       expenses.

12,000,000          $1,079,880         Exercise of Stock Options by Dr. Leonard
                                       Bielory


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

                       EXHIBITS  AND  SEC  REFERENCE  NUMBERS


Number             Title  of  Document
------            -----------------------
     2(a)          Certificate  of  Incorporation  (2)
     2(b)          Agreement  and  Plan  of  Merger  (2)
     2(c)          By-Laws  (2)

(1)     Filed  Herewith.
(2)     Filed  as  exhibits  to  Form  10-SB,  dated,  July  23,  1999


(b)     Reports  on  Form  8-K
None


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:          May  6,  2002          By:  /s/  David  Lieberman
                                      ----------------------------
                                           David  Lieberman
                                           President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

     DATE                              SIGNATURE  /  TITLE


Date:     May  6,  2002          By:  /s/  Dr.  Leonard  Bielory
                                 ----------------------------
                                 Dr.  Leonard  Bielory,
                                 Chairman  of  the  Board  of  Directors

Date:     May  6,  2002          By:  /s/  David  Lieberman
                                   ----------------------------
                                   David  Lieberman
                                   Director