Form 10QSB
period 2002-03-31
ADVANCED PLANT PHARMACEUTICALS INC
filed 2002-06-18
CIK 943535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON D.C.

                                   FORM 10-QSB

    [X]     Quarterly  Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

         [   ]     Transitional Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934, For the Quarter Ended March 31, 2001

                         Commission File No.  000-28459

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)

              Delaware                            59-2762023
         -------------------                  -------------------
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


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: June 14, 2002, 240,641,462 shares of common stock Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                               Form 10-QSB- Index

                      For the Quarter Ended March 31, 2002


PART  I                                                             Page

Item  1.     Consolidated  Financial  Statements                    F-1
Item  2.     Management  Discussion  and  Analysis                    1

PART  II

Item  1.     Legal  Proceedings                                       6
Item  2.     Change  in  Securities                                   6
Item  3.     Defaults  Upon  Senior  Securities                       6
Item  4.     Submission  of  Matters  to  a  Vote  of  Security
              Holders  Disclosures                                    6
Item  5.     Other  Information                                       6
Item  6.     Exhibits  and  Reports  on  Form  8-K                    7

Signatures                                                            8




     This Form 10-QSB contains forward looking statements, within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, regarding future events and the future performance of the Company involve risks and uncertainties which may cause our actual results in future periods to be materially different from any future performance suggested herein. We believe that its business strategy that includes focus on future acquisitions is not unique. There can be no assurance that our strategy will be successful. There can be no assurance that sufficient capital can be obtained to market ourselves and increase our market share and our performance and actual results could differ materially from those projected in the forward looking statements contained herein.

                                     PART I

ITEM  1.     CONSOLIDATED  FINANCIAL  STATEMENTS

Reports  are  contained  starting  Page  F-1.


ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANAYSIS

Background

Our company was incorporated in the State of Delaware in1986, under the name Ventra Management, Inc. ("Ventra"). On July 20, 1994, we amended Ventra's
Certificate of Incorporation to change our name to Advanced Plant Pharmaceuticals, Inc.

DESCRIPTION  OF  BUSINESS:

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

     On February 28, 2000, the Company entered into an Asset Purchase Agreement with Dr. Bielory to purchase his various allergy and nasal formulations. This Agreement was approved by the Board of Directors on September 6, 2000. Dr. Bielory was granted a five year option to purchase an aggregate of 18,000,000 shares of the Company's Common Stock, par value $0.0007 per share, at an exercise price of $180.00. Dr. Bielory exercised an option for 12,000,000 shares in the first quarter of 2001.

     Sinusol, being one of the formulations purchased from Dr. Bielory, is a generalized base solution for the development of an extensive line of specialty products related to allergy and sinus conditions. The ingredients include a mixture of gently pH-balanced essential mineral oils that combat the various symptoms related to allergies and sinus disorders, including congestions, irritated nasal mucosa and bacterial and fungal infections. Specialized advanced formulations are being reviewed for patent submission.

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

     Since its inception, the Company has had significant operating losses and working capital deficits aggregating $8,928,554. The Company's continued existence has been dependant on cash proceeds received from the sale of its common stock and the willingness of vendors to accept stock in lieu of cash payments for their services. Employees have also accepted deferrals of wage payments. The Company hopes to reverse this trend by generating cash inflows through the sale of new products that they have developed. To accomplish this objective, the Company will require working capital to satisfy current operating expenses, and to produce inventory, during the interim period preceding such time as the revenue cycle begins generating cash. However, to date, sales have not been material and the Company has run out of capital. As of March 31, 2002, the Company has $187 in cash and total current liabilities exceeded current assets by $2,868,072.

     As of the beginning of April 1, 2002 we did not have any cash on hand or accounts receivable. The Company's two employees have deferred payment of their salaries for the past eight weeks. While we are negotiating with potential investors to secure cash infusions into the Company, if we do not find any cash investors we will be unable to operate our business for any significant length of time.

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

ACA
---

ACA Caplets contain a carefully selected group of 11 natural plant substances, which work in harmony to help chronic fatigue and boost normal metabolic processes that support immune system function. These 11 plants (including Boswelliacaterii, Impatiens balaminia and Curcuma zedoria) have long and storied histories in ancient herbal medicine and folklore. Many are referred to in the Bible as well as Ayurveda, "India's natural science of life and well-being". Now, incorporated together in ACA, they offer the best of traditional herbal wisdom and modern science.

SINUSOL
-------

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


Subsequent  Events

     On April 12, 2002, the Board of Directors executed a written consent of the Board of Directors whereby the Company will spin off its product LHM123, an "Alzheimer's " product (the "Product"). The Product is to be spun off into it's own separate company. The Board of Directors has approved a stock dividend of shares of the new company at the rate of six hundred (600) shares of APPI for each share in the new company. The record dividend date has been set as July 31, 2002, payable as soon thereafter as possible. In addition, the Company will receive an additional two million shares of common stock, which will be retained by the Company, as consideration for the Product being transferred to the new company. It is intended that the new company will file the necessary documents to become a separately traded entity on the OTC BB. It is also intended that the new company will file a registration statement on Form SB-2 to register shares to raise additional capital for the new company. There is no timetable for this spin off and the Board of Directors may choose to not do it.

     On May 8, 2002, the Company incorporated AMAZING NUTRITIONALS, INC. This is intended to be a spin off company with one of the Registrant's products being sold to the new company for shares. It is the intention of the Registrant to seek private investment in the new company through a private placement, at the appropriate time declare a stock dividend and issue shares of the new company to the Registrant's shareholders, and retain a portion of the sale price as an asset in the Registrant.





                                     PART II

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

Date:          June  17,  2002

By:  /s/  David  Lieberman
----------------------------
David  Lieberman,
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

DATE                      SIGNATURE  /  TITLE


Date:     June  17,  2002

By:  /s/  Dr.  Leonard  Bielory
     ----------------------------
Dr.  Leonard  Bielory,                    Chairman  of the Board of Directors

Date:     June  17,  2002

By:  /s/  David  Lieberman
----------------------------
David  Lieberman                          Director

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------

                              FINANCIAL STATEMENTS
                              --------------------

                           FOR THE THREE MONTHS ENDED
                           --------------------------

                                 MARCH 31, 2002
                                 --------------

                                Table of Contents
                                -----------------


                                                Page
                                                ----


Balance Sheet                                  F-1


Statements of Operations                       F-2


Statements of Cash Flows                       F-3


Notes to the Financial Statements           F4-F13

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                                  BALANCE SHEET
                              AS OF MARCH 31, 2002
                                   (UNAUDITED)

                                         ASSETS
                                                                       Current assets:
    Cash and cash equivalents                                         $            187
    Inventory                                                                   65,185
                                                                      -----------------
      Total current assets                                                      65,372
                                                                      -----------------

  Fixed Assets (Net of Accumulated Depreciation of $708)                           292
                                                                      -----------------

  Other Assets:
    Intangible Assets (Net of Accumulated Amortrization of $472,087)         2,054,147
    Other Assets                                                                 4,144
                                                                      -----------------
      Total Other Assets                                                     2,058,291
                                                                      -----------------

                                                                      $      2,123,955
                                                                      =================
LIABILITIES AND SHAREHOLDERS' EQUITY

  Current Liabilities:

    Accounts Payable                                                  $        218,038
    Accrued expenses payable                                                 2,289,081
    Loans payable                                                              322,825
    Due to distributor                                                         103,500

      Total current liabilities                                              2,933,444
                                                                      -----------------
  Shareholders' Equity:

    Common stock, $.0007 par value, 250,000,000
     shares authorized and 242,710,973 shares issued                           169,898
    Capital in excess of par value                                           7,949,167
    Accumulated deficit                                                     (8,928,554)

      Total shareholders' equity                                              (809,489)
                                                                      -----------------

                                                                      $      2,123,955
                                                                      =================

See accompanying notes to financial statements.
                                      F-1

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                       2002             2001
                                                  ---------------  --------------

  Net Sales                                       $        1,788   $       6,110

  Cost of goods sold                                         941           2,896

      Gross profit                                           847           3,214
                                                  ---------------  --------------

  Operating expenses:

    Research and development                                   -             750
    General and administrative                           437,665         175,596

      Total operating expenses                           437,665         176,346
                                                  ---------------  --------------

        Operating loss                                  (436,818)       (173,132)

  Other expense (income)                                       -             655

      Loss before provision for income taxes            (436,818)       (173,787)

  Provision for income taxes                                   -               -

      Net loss                                    $     (436,818)  $    (173,787)
                                                  ===============  ==============


  Loss per common share                           $        (0.00)  $       (0.00)
                                                  ===============  ==============


                See accompanying notes to financial statements.
                                      F-2

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
               --------------------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                         2001            2001
                                                    ---------------  -------------
Cash Flows from Operating Activities:
    Net Loss from operations                        $     (436,818)  $   (173,787)

    Adjustments to reconcile net loss from
     operations to net cash used by operating activities:

      Depreciation and amortization expense                259,799            242
      Inventory Adjustment                                     891
      Services paid with common stock                      370,200              -
      Decrease in Accounts Receivable                        1,454              -
      (Decrease) Increase in accounts payable                4,460         11,769
      Increase in accrued expenses                           4,885        119,876

      Net cash used by operations                          204,871        (41,900)
                                                    ---------------  -------------


  Cash Flows from Investing Activities:

    Purchase of computer equipment                               -              -

      Net cash used by investing activities                      -              -
                                                    ---------------  -------------


  Cash Flows from Financing Activities:

    Proceeds from short-term loans payable                       0         41,900
    Repayments on short-term loans payable                (212,000)             -

      Net cash provided by financing activities           (212,000)        41,900
                                                    ---------------  -------------

  Net increase in Cash and cash equivalents                 (7,129)             -

  Cash and cash equivalents at beginning of period           7,316              -

  Cash and cash equivalents at end of period        $          187   $          -
                                                    ===============  =============


  Supplemental Cash Flow Information:

    Cash Paid During the Period for:

      Interest                                                   -              -
                                                    ===============  =============
      Income Taxes                                               -              -
                                                    ===============  =============


                See accompanying notes to financial statements.
                                      F-3

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                  MARCH 31,2002
                                  -------------


NOTE  1     BASIS  OF  PRESENTATION
            -----------------------

The accompanying unaudited financial statements of Advanced Plant Pha rmaceuticals, Inc. ("APPI" or the "Company") as of March 31, 2002 have been prepared in accordance with generally accepted accounting principles for interim information. Accordingly, certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments of a recurring nature necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire year or any other period.

These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001.

NOTE  2     NATURE  OF  OPERATIONS
            ----------------------

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

The Company expects, in the near term, to finance these efforts through the sale of its common stock until such time, if ever, that the operations achieve a positive cash flow. There is no guarantee that the Company will accomplish this goal. See Note 10, "Financial Results and Liquidity."

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

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                  MARCH 31,2002
                                  -------------

NOTE  4      SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
            -----------------------------------------------

     Cash  Equivalents
     -----------------

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Other  Assets
     -------------

Other  assets  consist  of  security  deposits  ($4,144).

Computer equipment is depreciated on a straight-line method using an estimated useful life of three years.

Computer  Equipment             $1,000
Accumulated  Depreciation          708
                              --------
                               $   292
                              ========

     Depreciation  Expense  for the three months ended March 31, 2002, was $ 83.

     Inventory
     ---------

Inventories are stated at the lower of cost or market. Actual cost is used to value raw materials and supplies. Inventories also include costs of processing and shipping.

     Intangible  Assets-New  Accounting  Pronouncement
     ------------------

The Financial Standards Board has recently issued New Statement of Financial Accounting Standards. Statement No. 142, "Goodwill and Other Intangible Assets" supercedes APB Opinion 17 and related interpretations. Statement No. 142 establishes new rules on accounting for the acquisition of intangible assets not acquired in a business combination and the manner in which goodwill and all other intangibles should be accounted for subsequent to their initial recognition in a business accounted for under SFAS No. 141. Under SFAS No. 142, intangible assets should be recorded at fair value. Intangible assets with finite useful lives should be amortized. All intangible assets being amortized as well as those that are not, are both subject to review for potential impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 142 also requires that goodwill arising in a business combination should not be amortized but is subject to impairment testing at the reporting unit level to which the goodwill was assigned to at the date of the business combination.

SFAS No. 142 is effective for years beginning after December 15, 2001 and must be applied as of the beginning of such year to all goodwill and other intangible assets that have already been recorded in the balance sheet as of the first day in which SFAS No. 142 are initially applied, regardless of when such assets were acquired. Goodwill acquired in a business combination whose acquisition date is on or after July 1, 2001, should not be amortized, but should be reviewed for impairment pursuant to SFAS No. 121, even though SFAS No. 142 has not yet been adopted. However, previously acquired goodwill should continue to be amortized until SFAS No. 142 are first adopted.

                                       F-5
                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                 MARCH 31, 2002
                                 --------------

NOTE  4
(Continued)

INTANGIBLE  ASSETS-  CONTINUED
------------------
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A long-lived asset is considered impaired when estimated future cash flows related to the asset, undiscounted and without interest, are insufficient to recover the carrying amount of the asset. If deemed impaired, to be disposed of are reported at the lower of their carrying amount or estimated fair value less cost to sell.

Intangible assets principally represent the exclusive rights and interest to the allergy and sinus formulations and a thirteen-step process for the manufacturing of the company's products. Such amounts were being amortized on a straight-line basis over 15 years, prior to December 31, 2001.

Intangible  Assets  -  Asset  Purchase  Agreement          $2,526,234
Impairment  of  Assets                                       (472,087)
                                                          ------------
                                                          $2,054,147
                                                          ============

Intangible  Assets  were  adjusted  down  by  $  259,716.

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

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                  MARCH 31,2002
                                  -------------
NOTE  4
(Continued)
-----------

There were 5,500,000 common stock options outstanding as of March 31, 2002. As a result of the losses reported in the periods presented these options, if exercised, would be antidilutive. Accordingly, only Basic EPS is presented in these financial statements. The weighted-average number of shares used in the computation of per share data was 235,358,486 in 2002 and 135,592,198 in 2001.

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

NOTE  5     RELATED-PARTIES  TRANSACTIONS
            -----------------------------

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

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                  MARCH 31,2002
                                  -------------
NOTE  5
 (Continued)
  ---------

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

The employment contract period is through June 10, 2002. At March 31, 2002, the Company had an outstanding balance of unpaid consulting fees due C.J. Lieberman of $3,750 relating to this consulting contract. This balance is included in "Accrued expenses payable" at March 31, 2002.

Due to the absence of revenues, cash flow has been unpredictable and often non-existent. As a result, C.J Lieberman frequently lent the Company funds or directly paid expenses on behalf of the Company. These transactions were accounted for in a loan account. When funds were available, Mr. Lieberman would take advances against this loan account. As of March 31, 2002 the loan account had a balance payable to Mr. Lieberman of $27,855, which is included in "Loans Payable" at March 31, 2002.

The President, David Lieberman, has also lent the Company funds, or paid expenses on behalf of the Company. The balance owed to David Lieberman relating to these transactions was $66,283 at March 31, 2002 and is included in "Loans payable" on the balance sheet. The Company also owed the President unpaid salary of $458,250 at March 31, 2002, which is included in "Accrued expenses payable".

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                  MARCH 31,2002
                                  -------------

NOTE  5
(Continued)
 --------

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

On March 15, 2000 the company entered into a two-year employment agreement with Dr. Leonard Bielory whereby Dr. Bielory will serve as the Company's Scientific Director and its Chairman of the Board of Directors. Under the terms of the agreement, the Company is required to pay Dr. Bielory wages of $500 per month for the first twelve months and up to $2,500 per month thereafter, contingent on the Company achieving specified net profit levels. Commencing on March 15, 2000 and each January 1 thereafter, Dr. Bielory is to receive options to purchase 750,000 shares of the Company's common stock as additional compensation under this agreement. As of March 31, 2002, none of the stock options required under this agreement have been issued. On April 10, 2000, Dr. Bielory received 225,000 restricted shares of the Company's common stock as a signing bonus. The stock had an aggregate fair market value of $96,749 on the day of issue.

NOTE  6     CAPITAL  STOCK
            --------------

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

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                  MARCH 31, 2002
                                  --------------
NOTE  6
(Continued)

During the first quarter ending March 31,2002, the Company issued 37,020,000 shares of its common stock to satisfy various liabilities and professional services.

NOTE  7     STOCK  OPTIONS
            --------------

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

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                  MARCH 31,2002
                                  -------------

NOTE  7
(Continued)

Had compensation expense been recognized using the fair value method prescribed in SFAS No. 123, the Company's net loss in 2001 would not have been affected. The effect on net loss per share would have been negligible in both years.

The  following  table  summarizes  stock  option  activity  for  2001  and 2000:

                                           Weighted              Weighted
                                            average              average
                                           exercise   Options    exercise
                                Options     price   exercisable  price
                              -----------  -------  -----------  ------
Balance at December 31, 1998   1,900,000    $.09     1,800,000    $.09
Granted                        4,000,000     .03         -         -
Exercised                          -          -          -         -
Cancelled                      (400,000)     .25         -         -
                              -----------  -------  -----------  ------

Balance at December 31, 1999   5,500,000    $.03     5,500,000    $.03
Granted                       12,000,000   .00001        -         -
Exercised                          -          -          -         -
Cancelled                          -         .25         -         -
                              -----------  -------  -----------  ------

Balance at December 31, 2000  17,500,000    $.01    17,500,000    $.01
                              ===========  =======  ===========  ======

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

On February 28, 2001, the Company entered into a loan agreement with Sam Berkowitz, an employee and shareholder of the Company. The agreement is for a maximum loan amount of $100,000. As of March 31, 2002 the company has borrowed $56,500 on this loan. The loan is interest free and includes the option to be paid in Company stock. If the loan is paid in Company stock, the stock conversion price is $.0165 per share.

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                  MARCH 31,2002
                                  -------------


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

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                  MARCH 31,2002
                                  -------------

NOTE  9
(Continued)

In addition to the shares that may potentially be issued for the agreements previously discussed, the Company is currently considering issuing approximately 8,730,000 shares of common stock to pay off various payables existing at December 31, 2001 and incurred in the subsequent 2001 period. The fair market value of these shares at December 31, 2001 is approximately $87,300.

NOTE  10     FINANCIAL  RESULTS  AND  LIQUIDITY
             ----------------------------------

As of March 31, 2002, the Company had a cash balance of $187, which is $2,933,257 less than it's current liabilities of $2,933.444. Since its inception, the Company has had significant operating losses and working capital deficits aggregating $8,928,554. The Company's continued existence has been dependant on cash proceeds received from the sale of its common stock and the willingness of vendors to accept stock in lieu of cash payments for their services. Employees have also accepted deferrals of wage payments. The Company hopes to reverse this trend by generating cash inflows through the sale of new products. To accomplish this objective, the Company will require working capital to satisfy current operating expenses, and to produce inventory, during the interim period preceding such time, if ever, that the revenue cycle begins generating cash.

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