Form 10QSB
period 2002-06-30
ADVANCED PLANT PHARMACEUTICALS INC
filed 2002-08-21
CIK 943535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON D.C.

                                   FORM 10-QSB

    [X]     Quarterly  Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


   [ ] Transitional Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, For the Quarter Ended June 30, 2002

                         Commission File No.  000-28459

                      ADVANCED PLANT PHARMACEUTICALS , INC.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)

                  Delaware                             59-2762023
          -------------------                    -------------------
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


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: June 30, 2002, 240,111,013 shares of common stock.

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

     Sinusol , being one of the formulations purchased from Dr. Bielory, is a generalized base solution for the development of an extensive line of specialty products related to allergy and sinus conditions. The ingredients include a mixture of gently pH-balanced essential mineral oils that combat the various symptoms related to allergies and sinus disorders, including congestions, irritated nasal mucosa and bacterial and fungal infections. Specialized advanced formulations are being reviewed for patent submission.

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

     Since its inception, the Company has had significant operating losses and working capital deficits aggregating $9,325,227. The Company's continued existence has been dependant on cash proceeds received from the sale of its common stock and the willingness of vendors to accept stock in lieu of cash payments for their services. Employees have also accepted deferrals of wage payments. The Company hopes to reverse this trend by generating cash inflows through the sale of new products that they have developed. To accomplish this objective, the Company will require working capital to satisfy current operating expenses, and to produce inventory, during the interim period preceding such time as the revenue cycle begins generating cash. However, to date, sales have not been material and the Company has run out of capital. As of June 30, 2002, the Company has $791 in cash and total current liabilities exceeded current assets by $3,000,924.

     As of the beginning of June 2002 we did not have any cash on hand or accounts receivable. The Company's two employees have deferred payment of their salaries for the past eight weeks. While we are negotiating with potential investors to secure cash infusions into the Company, if we do not find any cash investors we will be unable to operate our business for any significant length of time.

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

Subsequent  Events

     On July 30, 2002, the Company announced that the proposed spin off of AMI has been modified to be September 30, 2002. It is anticipated that on or about that date, all shareholders of record on September 30, 2002 will then receive the stock dividend of common stock of ANI.

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

                       EXHIBITS  AND  SEC  REFERENCE  NUMBERS


Number          Title  of  Document
------        -----------------------
2(a)          Certificate  of  Incorporation  (2)
2(b)          Agreement  and  Plan  of  Merger  (2)
2(c)          By-Laws  (2)
99.1          Certification  of  the  Chief  Executive  Officer  of  Advanced
              Plant Pharmaceuticals,  Inc.,  pursuant to 18 U.S.C. Section
              1350, As Adopted Pursuant to  Section  906  of  the  Sarbanes-
              Oxley  Act  of  2002.  (1)


(1)     Filed  Herewith.
(2)     Filed  as  exhibits  to  Form  10-SB,  dated,  July  23,  1999


(b)     Reports  on  Form  8-K
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:          August  19,  2002     By:  /s/  David  Lieberman
                                     ----------------------------
                                     David  Lieberman,
                                     President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

DATE                                  SIGNATURE  /  TITLE


Date:     August  19,  2002          By:  /s/  Dr.  Leonard  Bielory
                                     ----------------------------------------
                                     Dr.  Leonard  Bielory,
                                     Chairman  of  the  Board  of  Directors

Date:     August  19,  2002          By:  /s/  David  Lieberman
                                     ----------------------------
                                     David  Lieberman
                                     Director

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------

                              FINANCIAL STATEMENTS
                              --------------------

                            FOR THE SIX MONTHS ENDED
                            ------------------------

                                  JUNE 30, 2002
                                  -------------

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


Balance Sheet                                   F-1


Statements of Operations                        F-2


Statements of Cash Flows                        F-3


Notes to the Financial Statements              F4-F13

                       ADVANCED PLANT PHARMACEUTICALS, INC
                       -----------------------------------
                                  BALANCE SHEET
                               AS OF JUNE 30, 2002
                                   (UNAUDITED)

                                     ASSETS

     Current  assets:


Cash and cash equivalents                                       $   791
    Accounts receivable                                           2,397
    Inventory                                                    62,212
                                                            ------------
      Total current assets                                       65,400
                                                            ------------

    Fixed assets (Net of Accumulated depreciation of $792)          208
                                                            ------------

      Intangible Assets (Net of Accumulated
             Amortization of $731,803)                        1,794,431
      Other assets                                                4,144
                                                            ------------
                                                              1,798,575
                                                            ------------

      Total other assets                                    $ 1,864,183
                                                            ============


                  LIABILITIES AND SHAREHOLDERS' EQUITY

  Current Liabilities:

    Accounts Payable                                        $   216,545
    Accrued expenses payable                                  2,369,662
    Loans payable                                               376,617
    Due to distributor                                          103,500
                                                            ------------
      Total current liabilities                               3,066,324
                                                            ------------


  Shareholders' Equity:

    Common stock, $.0007 par value, 250,000,000
     shares authorized and 243,111,013 shares issued            170,178
    Capital in excess of par value                            7,952,908
    Accumulated deficit                                      (9,325,227)
                                                            ------------
      Total shareholders' equity                             (1,202,141)
                                                            ------------
                                                            $ 1,864,183
                                                            ============

                 See accompanying notes to financial statements.
                                       F-1


                             ADVANCED PLANT PHARMACEUTICALS, INC.
                             ------------------------------------
                                   STATEMENTS OF OPERATIONS
                                         (UNAUDITED)

                                                  Three Months Ended      Six Months  Ended
                                                       June 30,                June 30,
                                                   2002        2001        2002        2001
                                               ----------  ----------  ----------  ----------
  Net Sales                                    $   5,961   $  11,130   $   7,749   $  17,240

  Cost of goods sold                               2,973      10,651       3,914      13,547
                                               ----------  ----------  ----------  ----------
      Gross profit                                 2,988         479       3,835       3,693
                                               ----------  ----------  ----------  ----------

  Operating expenses:

    Research and development                           .         750           0       1,500
    General and administrative                   399,661     200,588     837,326     418,182
                                               ----------  ----------  ----------  ----------
      Total operating expenses                   399,661     201,338     837,326     419,682
                                               ----------  ----------  ----------  ----------

        Operating loss                          (396,673)   (200,859)   (833,491)   (415,989)

  Other expense (income)                               -           -           -         655
                                               ----------  ----------  ----------  ----------
      Loss before provision for income taxes    (396,673)   (200,859)   (833,491)   (416,644)

  Provision for income taxes                           -           -           -           -
                                               ----------  ----------  ----------  ----------
      Net loss                                 $(396,673)  $(200,859)  $(833,491)  $(416,644)
                                               ==========  ==========  ==========  ==========


  Loss per common share                        $   (0.00)  $   (0.00)  $   (0.00)  $   (0.00)
                                               ==========  ==========  ==========  ==========


                 See accompanying notes to financial statements.

                        ADVANCED PLANT PHARMACEUTICALS, INC.
                        ------------------------------------
                              STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                    (UNAUDITED)
                                                          2002            2001
                                                    ----------------  -------------

  Cash Flows from Operating Activities:

    Net Loss from operations                        $      (833,491)  $   (416,644)

    Adjustments to reconcile net loss from
     operations to net cash used by operating activities:

      Depreciation and amortization expense                 519,599         84,480
      Services paid with common stock                       374,221        280,121
      Increase in accounts receivable                          (943)        (6,459)
      Increase in Inventory                                   3,864        (77,355)
      Increase in accounts payable                            2,967         50,369
      (Decrease) increase in accrued expenses                85,466        (19,912)
                                                    ----------------  -------------
      Net cash used by operations                           151,683       (105,400)
                                                    ----------------  -------------


  Cash Flows from Investing Activities:

    Purchase of computer equipment                                -              -
                                                    ----------------  -------------
      Net cash used by investing activities                       -              -
                                                    ----------------  -------------


  Cash Flows from Financing Activities:

    Proceeds from short-term loans payable                  105,900
    Payments on short-term loans payable                   (158,208)          (500)
                                                    ----------------  -------------
      Net cash provided by financing activities            (158,208)       105,400
                                                    ----------------  -------------

  Net (decrease) in Cash and cash equivalents                (6,525)             -

  Cash and cash equivalents at beginning of period            7,316              -
                                                    ----------------  -------------
  Cash and cash equivalents at end of period        $           791   $          -
                                                    ================  =============


  Supplemental Cash Flow Information:

    Cash Paid During the Period for:

      Interest                                                    -              -
                                                    ================  =============
      Income Taxes                                                -              -
                                                    ================  =============

    Information about Noncash Activities:
      Common stock issued to satisfy loans          $             -   $          -
                                                    ================  =============
      Common stock issued for services              $       374,221   $    280,121
                                                    ================  =============

               See accompanying notes to financial statements.
                                       F-3

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                  JUNE 30,2002
                                  ------------


NOTE  1     BASIS  OF  PRESENTATION
            -----------------------

The accompanying unaudited financial statements of Advanced Plant Pharmaceuticals, Inc. ("APPI" or the "Company") as of June 30, 2002 have been prepared in accordance with generally accepted accounting principles for interim information. Accordingly, certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments of a recurring nature necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the entire year or any other period.

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

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                  JUNE 30,2002
                                  ------------

NOTE  4      SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
            -----------------------------------------------

     Cash  Equivalents
     -----------------

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Other  Assets
     -------------

Other  assets  consist  of  security  deposits  ($4,144).

Computer equipment is depreciated on a straight-line method using an estimated useful life of three years.

Computer  Equipment             $1,000
Accumulated  Depreciation          792
                              --------
                               $   208
                              ========

     Depreciation  Expense  for  the  six months ended June 30, 2002, was $ 167.

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

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                  JUNE 30, 2002
                                  -------------

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

Intangible  Assets  -  Asset  Purchase  Agreement          $2,526,234
Impairment  of  Assets                                       (731,803)
                                                          ------------
                                                           $1,794,431
                                                          ============

Intangible  Assets  were  adjusted  down  by  $  731,803.

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

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                  JUNE 30,2002
                                  ------------

NOTE  4
(Continued)
-----------

There were 5,500,000 common stock options outstanding as of June 30, 2002. As a result of the losses reported in the periods presented these options, if exercised, would be antidilutive. Accordingly, only Basic EPS is presented in these financial statements. The weighted-average number of shares used in the computation of per share data was 242,869,255 in 2002 and 141,742,748 in 2001.

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

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                  JUNE 30,2002
                                  ------------

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

The employment contract period is through June 10, 2002. At June 30, 2002, the Company had an outstanding balance of unpaid consulting fees due C.J. Lieberman of $30,750 relating to this consulting contract. This balance is included in "Accrued expenses payable" at June 30, 2002.

Due to the absence of revenues, cash flow has been unpredictable and often non-existent. As a result, C.J Lieberman frequently lent the Company funds or directly paid expenses on behalf of the Company. These transactions were accounted for in a loan account. When funds were available, Mr. Lieberman would take advances against this loan account. As of June 30, 2002 the loan account had a balance payable to Mr. Lieberman of $27,855, which is included in "Loans Payable" at June 30, 2002.

The President, David Lieberman, has also lent the Company funds, or paid expenses on behalf of the Company. The balance owed to David Lieberman relating to these transactions was $66,283 at June 30, 2002 and is included in "Loans payable" on the balance sheet. The Company also owed the President unpaid salary of $492,000 at June 30, 2002, which is included in "Accrued expenses payable".

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                  JUNE 30,2002
                                  ------------

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

On March 15, 2000 the company entered into a two-year employment agreement with Dr. Leonard Bielory whereby Dr. Bielory will serve as the Company's Scientific Director and its Chairman of the Board of Directors. Under the terms of the agreement, the Company is required to pay Dr. Bielory wages of $500 per month for the first twelve months and up to $2,500 per month thereafter, contingent on the Company achieving specified net profit levels. Commencing on March 15, 2000 and each January 1 thereafter, Dr. Bielory is to receive options to purchase 750,000 shares of the Company's common stock as additional compensation under this agreement. As of June 30, 2002, none of the stock options required under this agreement have been issued. On April 10, 2000, Dr. Bielory received 225,000 restricted shares of the Company's common stock as a signing bonus. The stock had an aggregate fair market value of $96,749 on the day of issue.

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

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                  JUNE 30,2002
                                  ------------
NOTE  6
(Continued)

During the first and second quarter ending June 30,2002, the Company issued 37,420,000 shares of its common stock to satisfy various liabilities and professional services.

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

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                  JUNE 30,2002
                                  ------------

NOTE  7
(Continued)

Had compensation expense been recognized using the fair value method prescribed in SFAS No. 123, the Company's net loss in 2001 would not have been affected. The effect on net loss per share would have been negligible in both years.

The  following  table  summarizes  stock  option  activity  for  2002  and 2001:




                                         Weighted               Weighted
                                          average                average
                                          exercise    Options   exercise
                                Options     price   exercisable  price
                              -----------  -------  -----------  ------
Balance at December 31, 1998   1,900,000   $   .09    1,800,000  $  .09
     Granted                   4,000,000       .03            -       -
     Exercised                         -         -            -       -
     Cancelled                  (400,000)      .25            -       -
                              -----------  -------  -----------  ------

Balance at December 31, 1999   5,500,000   $   .03    5,500,000  $  .03
     Granted                  12,000,000    .00001            -       -
     Exercised                         -         -            -       -
     Cancelled                         -       .25            -       -
                              -----------  -------  -----------  ------

Balance at December 31, 2000  17,500,000   $   .01   17,500,000  $  .01
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

On February 28, 2001, the Company entered into a loan agreement with Sam Berkowitz, an employee and shareholder of the Company. The agreement is for a maximum loan amount of $100,000. As of June 30, 2002 the company has borrowed $56,500 on this loan. The loan is interest free and includes the option to be paid in Company stock. If the loan is paid in Company stock, the stock conversion price is $.0165 per share.

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                  JUNE 30,2002
                                  ------------


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

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                  JUNE 30,2002
                                  ------------

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

NOTE  10     FINANCIAL  RESULTS  AND  LIQUIDITY
             ----------------------------------

As of June 30, 2002, the Company had a cash balance of $791, which is $3,065,533 less than it's current liabilities of $3,066,324. Since its inception, the Company has had significant operating losses and working capital deficits aggregating $9,325,227. The Company's continued existence has been dependant on cash proceeds received from the sale of its common stock and the willingness of vendors to accept stock in lieu of cash payments for their services. Employees have also accepted deferrals of wage payments. The Company hopes to reverse this trend by generating cash inflows through the sale of new products. To accomplish this objective, the Company will require working capital to satisfy current operating expenses, and to produce inventory, during the interim period preceding such time, if ever, that the revenue cycle begins generating cash.

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