Form 10QSB
period 2002-09-30
ADVANCED PLANT PHARMACEUTICALS INC
filed 2002-12-19
CIK 943535

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON D.C.

                                   FORM 10-QSB

    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, For the Quarter Ended September 30, 2002

    [ ] Transitional Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, For the Quarter Ended September 30, 2002

                         Commission File No.  000-28459

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)

                Delaware                              59-2762023
          -------------------                    -------------------
         (State  of other jurisdiction               (I.R.S. Employer
     of  incorporation  or  organization)         Identification Number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: December 18, 2002; 246,914,156 shares of common stock

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                               Form 10-QSB- Index

                    For the Quarter Ended September 30, 2002


PART  I                                                  Page

Item  1.     Consolidated  Financial  Statements                    F-1
Item  2.     Management  Discussion  and  Analysis                    1

PART  II

Item 1.     Legal Proceedings                                        4
Item 2.     Change in Securities                                     4
Item 3.     Defaults Upon Senior Securities                          5
Item 4.     Submission of Matters to a Vote of Security
            Holders Disclosures                                      5
Item  5.    Other  Information                                       5
Item  6.    Exhibits  and  Reports  on  Form  8-K                    5

Signatures                                                           6




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

     Since its inception, the Company has had significant operating losses and working capital deficits aggregating $9,693,940. The Company's continued existence has been dependant on cash proceeds received from the sale of its common stock and the willingness of vendors to accept stock in lieu of cash payments for their services. Employees have also accepted deferrals of wage payments. The Company hopes to reverse this trend by generating cash inflows through the sale of new products that they have developed. To accomplish this objective, the Company will require working capital to satisfy current operating expenses, and to produce inventory, during the interim period preceding such time as the revenue cycle begins generating cash. However, to date, sales have not been material and the Company has run out of capital. As of December 31, 2001, the Company has $7,316 in cash and total current liabilities exceeded current assets by $3,061,253.

     As of the beginning of December 2002 we did not have any cash on hand or accounts receivable. The Company's two employees have deferred payment of their salaries for the past eight weeks. While we are negotiating with potential investors to secure cash infusions into the Company, if we do not find any cash investors we will be unable to operate our business for any significant length of time.

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

Subsequent Events

     On July 30, 2002, the Company announced that the proposed spin off of ANI has been modified to be September 30, 2002. It is anticipated that on or about that date, all shareholders of record on September 30, 2002 will then receive common stock of ANI. As of the filing of 10KSB common stock was not issued to the shareholders of APPI.



                                     PART II

ITEM  1  -  LEGAL  PROCEEDINGS

     The registrant received notice of opposition to its trademark application for the SINUSOL product from the owner of a trademark for ANUSOL, manufactured by Warner-Lambert Company. The registrant believes that its product and trademark application is distinguishable from the opposer's and that any opposition will eventually be denied and its trademark granted for the registrant's product. The matter has been resolved with Warner-Lambert Company, and a settlement agreement was executed by the parties. The agreement allows the Registrant to use the name SINUSOL for its current product without any opposition from Warner-Lambert Company.

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
99.1          Certification of the Chief Executive Officer of Advanced Plant
              Pharmaceuticals, Inc., pursuant to 18 U.S.C. Section 1350, As
              Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
              2002. (1)

(1)     Filed  Herewith.
(2)     Filed  as  exhibits  to  Form  10-SB,  dated,  July  23,  1999

(b)     Reports  on  Form  8-K
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:          December  18,  2002          By:  /s/  David  Lieberman
                                           ----------------------------
                                           David  Lieberman,
                                           President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

DATE                                   SIGNATURE  /  TITLE


Date:     December  18,  2002          By:  /s/  Dr.  Leonard  Bielory
                                       ----------------------------
                                       Dr.  Leonard  Bielory,
                                       Chairman  of  the  Board  of  Directors

Date:     December  18,  2002          By:  /s/  David  Lieberman
                                       ----------------------------
                                       David  Lieberman
                                       Director

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------

                              FINANCIAL STATEMENTS
                              --------------------

                            FOR THE NINE MONTHS ENDED
                            -------------------------

                               SEPTEMBER 30, 2002
                               ------------------

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


Balance Sheet                                   F-1


Statements of Operations                        F-2


Statements of Cash Flows                        F-3


Notes to the Financial Statements               F4-F13

                       ADVANCED PLANT PHARMACEUTICALS, INC
                       -----------------------------------
                                  BALANCE SHEET
                            AS OF SEPTEMBER 30, 2002
                                   (UNAUDITED)



                                                            ASSETS


Current assets:


    Cash and cash equivalents                                                                        $       977
    Accounts receivable                                                                                    2,307
    Inventory                                                                                             59,587
                                                                                                   --------------
      Total current assets                                                                                62,871
                                                                                                   --------------

    Fixed assets (Net of Accumulated depreciation of $791)                                                  126
                                                                                                   --------------

      Intangible Assets (Net of Accumulated
             Amortization of $991,519)                                                                 1,534,715
      Other assets                                                                                         8,544
                                                                                                   --------------
                                                                                                       1,543,259
                                                                                                   --------------
      Total other assets                                                                            $  1,606,256
                                                                                                   ==============


                                LIABILITIES AND SHAREHOLDERS' EQUITY

  Current Liabilities:

    Accounts Payable                                                                                $    216,895
    Accrued expenses payable                                                                           2,429,868
    Loans payable                                                                                        402,847
    Due to distributor                                                                                   103,500
                                                                                                   --------------
      Total current liabilities                                                                        3,153,110
                                                                                                   --------------


  Shareholders' Equity:

    Common stock, $.0007 par value, 250,000,000
     shares authorized and 247,111,013 shares issued                                                     172,978
    Capital in excess of par value                                                                     7,974,108
    Accumulated deficit                                                                               (9,693,940)
                                                                                                   --------------
      Total shareholders' equity                                                                      (1,546,854)
                                                                                                   --------------

                                                                                                    $  1,606,256
                                                                                                   ==============

                 See accompanying notes to financial statements.
                                       F-1

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Three Months Ended         Nine Months Ended
                                                   September 30,             September 30,
                                                  2002        2001         2002         2001
                                               ----------  ----------  ------------  ----------

  Net Sales                                    $   5,302   $  15,585   $    13,051   $  32,825

  Cost of goods sold                               2,625       6,983         6,539      20,530
                                               ----------  ----------  ------------  ----------
      Gross profit                                 2,677       8,602         6,512      12,295
                                               ----------  ----------  ------------  ----------

  Operating expenses:

    Research and development                           .         400             0       1,900
    General and administrative                   371,390     280,114     1,208,716     691,655
                                               ----------  ----------  ------------  ----------
      Total operating expenses                   371,390     280,514     1,208,716     693,555
                                               ----------  ----------  ------------  ----------

        Operating loss                          (368,713)   (271,912)   (1,202,204)   (681,260)

  Other expense (income)                               -           -             -         655
                                               ----------  ----------  ------------  ----------

      Loss before provision for income taxes    (368,713)   (271,912)   (1,202,204)   (681,915)

  Provision for income taxes                           -           -             -           -
                                               ----------  ----------  ------------  ----------

      Net loss                                 $(368,713)  $(271,912)  $(1,202,204)  $(681,915)
                                               ==========  ==========  ============  ==========

  Loss per common share                        $   (0.00)  $   (0.00)  $     (0.00)  $   (0.00)
                                               ==========  ==========  ============  ==========



                 See accompanying notes to financial statements.
                                       F-2

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                                          2002               2001
                                                    ----------------  -------------------

  Cash Flows from Operating Activities:

    Net Loss from operations                        $    (1,202,204)  $         (681,915)

    Adjustments to reconcile net loss from
     operations to net cash used by operating activities:

      Depreciation and amortization expense                 779,397              128,375
      Services paid with common stock                       398,221              545,200
      (Increase) in accounts receivable                        (853)              (2,653)
      (Increase) in Inventory                                 6,489              (70,372)
      Increase in accounts payable                            3,317               85,007
      (Increase) in other assets                             (4,400)
      (Decrease) increase in accrued expenses               145,672             (121,550)
                                                    ----------------  -------------------
      Net cash used by operations                           125,639             (117,908)
                                                    ----------------  -------------------


  Cash Flows from Investing Activities:

    Purchase of computer equipment                                -                    -
                                                    ----------------  -------------------
      Net cash used by investing activities                       -                    -
                                                    ----------------  -------------------


  Cash Flows from Financing Activities:

    Proceeds from short-term loans payable                                       118,599
    Payments on short-term loans payable                   (131,978)                   0
                                                    ----------------  -------------------


      Net cash provided by financing activities            (131,978)             118,599
                                                    ----------------  -------------------

  Net (decrease) in Cash and cash equivalents                (6,339)                 691

  Cash and cash equivalents at beginning of period            7,316                    -
                                                    ----------------  -------------------

  Cash and cash equivalents at end of period        $           977   $              691
                                                    ================  ===================
  Supplemental Cash Flow Information:

    Cash Paid During the Period for:

      Interest                                                    -                    -
                                                    ================  ===================
      Income Taxes                                                -                    -
                                                    ================  ===================

    Information about Noncash Activities:
      Common stock issued to satisfy loans          $             -   $          100,000
                                                    ================  ===================
      Common stock issued for services              $       398,221   $          545,200
                                                    ================  ===================

                 See accompanying notes to financial statements.

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                SEPTEMBER 30,2002
                                -----------------


NOTE 1     BASIS OF PRESENTATION
           ---------------------

     The accompanying unaudited financial statements of Advanced Plant Pharmaceuticals, Inc. ("APPI" or the "Company") as of September 30, 2002 have been prepared in accordance with generally accepted accounting principles for interim information. Accordingly, certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments of a recurring nature necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the entire year or any other period. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001.

NOTE 2     NATURE OF OPERATIONS
           --------------------

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

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                SEPTEMBER 30,2002
                                -----------------

NOTE  4      SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
            -----------------------------------------------

     Cash  Equivalents
     -----------------

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


Other  Assets
-------------

Other  assets  consist  of  security  deposits and miscellaneous items ($8,544).

Computer equipment is depreciated on a straight-line method using an estimated useful life of three years.

Computer  Equipment              $1,000
Accumulated  Depreciation           874
                                --------
                                $   126
                                ========

     Depreciation  Expense  for  the nine months ended September 30, 2002, was $
249.


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

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                               SEPTEMBER 30, 2002
                               ------------------

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

Intangible  Assets  -  Asset  Purchase  Agreement          $2,526,234
Impairment  of  Assets                                       (991,519)
                                                         ------------
                                                           $1,534,715
                                                         ============

Intangible  Assets  were  adjusted  down  by  $  991,519.

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

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                SEPTEMBER 30,2002
                                -----------------

NOTE  4
(Continued)
-----------

There were 5,500,000 common stock options outstanding as of September 30, 2002. As a result of the losses reported in the periods presented these options, if exercised, would be antidilutive. Accordingly, only Basic EPS is presented in these financial statements. The weighted-average number of shares used in the computation of per share data was 244,847,277 in 2002 and 165,372,198 in 2001.

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

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                SEPTEMBER 30,2002
                                -----------------

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

The employment contract period is through June 10, 2002. At June 30, 2002, the Company had an outstanding balance of unpaid consulting fees due C.J. Lieberman of $33,150 relating to this consulting contract. This balance is included in "Accrued expenses payable" at September 30, 2002.

Due to the absence of revenues, cash flow has been unpredictable and often non-existent. As a result, C.J Lieberman frequently lent the Company funds or directly paid expenses on behalf of the Company. These transactions were accounted for in a loan account. When funds were available, Mr. Lieberman would take advances against this loan account. As of September 30, 2002 the loan account had a balance payable to Mr. Lieberman of $27,778, which is included in "Loans Payable" at September 30, 2002.

The President, David Lieberman, has also lent the Company funds, or paid expenses on behalf of the Company. The balance owed to David Lieberman relating to these transactions was $74,783 at September 30, 2002 and is included in "Loans payable" on the balance sheet. The Company also owed the President unpaid salary of $525,750 at September 30, 2002, which is included in "Accrued expenses payable".

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                SEPTEMBER 30,2002
                                -----------------

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

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                SEPTEMBER 30,2002
                                -----------------
NOTE  6
(Continued)

During the first, second, and third quarter ending September 30,2002, the Company issued 41,420,400 shares of its common stock to satisfy various liabilities and professional services.

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

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                SEPTEMBER 30,2002
                                -----------------

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

On February 28, 2001, the Company entered into a loan agreement with Sam Berkowitz, an employee and shareholder of the Company. The agreement is for a maximum loan amount of $100,000. As of September 30, 2002 the company has borrowed $56,449 on this loan. The loan is interest free and includes the option to be paid in Company stock. If the loan is paid in Company stock, the stock conversion price is $.0165 per share.

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                SEPTEMBER 30,2002
                                -----------------


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

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                SEPTEMBER 30,2002
                                -----------------

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

NOTE  10     FINANCIAL  RESULTS  AND  LIQUIDITY
             ----------------------------------

As of September 30, 2002, the Company had a cash balance of $977, which is $3,152,133 less than it's current liabilities of $3,153,110. Since its inception, the Company has had significant operating losses and working capital deficits aggregating $9,693,940. The Company's continued existence has been dependant on cash proceeds received from the sale of its common stock and the willingness of vendors to accept stock in lieu of cash payments for their services. Employees have also accepted deferrals of wage payments. The Company hopes to reverse this trend by generating cash inflows through the sale of new products. To accomplish this objective, the Company will require working capital to satisfy current operating expenses, and to produce inventory, during the interim period preceding such time, if ever, that the revenue cycle begins generating cash.

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