Form 10KSB
period 2002-12-31
ADVANCED PLANT PHARMACEUTICALS INC
filed 2003-04-16
CIK 943535

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON D.C.

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year ended December 31, 2002

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

                  43 West 33rd Street, New York, New York 10001
                               -------------------
                     Address of principal executive offices

        Registrant's telephone number, including area code: 212-695-3334

        Securities registered pursuant to Section 12(b) of the Act: NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to filed such reports), and (2) has been subject to such filing requirement for the past 90 days. [X] Yes[ ] No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form-KSB. [X]

State issuer's revenues for its most recent reporting period (Fiscal year).....$

Aggregate market value of the voting stock held by non-affiliates of the registrant at April 15, 2002, was approximately $873,600. As at December 31, 2002, the number of shares issued and outstanding was 246,939,950. The closing price of the common stock at that date was $0.0042.


                      ADVANCED PLANT PHARMACEUTICALS, INC.

                               Form 10-KSB - Index

                   For the Fiscal Year Ended December 31, 2002
PART I                                                                                  Page

Item 1.           Business                                                              3
Item 2.           Properties                                                            3
Item 3.           Legal Proceedings                                                     4
Item 4.           Submission of Matter to a Vote of
                           Security Holders                                             4

PART II

Item 5.           Market of Registrant's Securities and
                           Related Stockholder Matters                                  4
Item 6.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                5
Item 7.           Consolidated Financial Statements and
                           Supplementary Data                                           7
Item 8.           Changes in and Disagreements with Accountants
                           on Accounting and Financial Disclosures                      7

PART III

Item 9.           Directors and Executive Officers of the Registrant                    8
Item 10.          Executive Compensation                                                9
Item 11.          Security Ownership of Certain Beneficial Owners
                           and Management                                               10
Item 12           Certain Relationships and Related Transactions                        11


Part IV

Item 13.          Exhibits, Consolidated Financial Statements,
                           Schedules and Reports on Form 8-K                            11
Item 14. Controls and Procedures                                                        12

Financials                                                                follow  page  13
Signatures                                                                              14

                                       2

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

Item 3.           Legal Proceedings

         The Company received a letter from the counsel for Warner-Lambert objecting to the trademark application the Company had flied with respect to its Sinusol(TM) product. Warner-Lambert felt that the Sinusol(TM) product would be too similar to the Warner-Lambert product they had trademarked, called ANUSOL. The parties have agreed to a settlement agreement whereby the opposition to the trademark application filed by the Company will be withdrawn and the Company shall be permitted to continue to market the Sinusol(TM) product. The Company agreed not to use or seek to register trademarks or service marks in the United States containing the suffix "-NUSOL", except for its pending application for SINUSOL and any other related application for SINUSOL or various permutations of SINUSOL, including without limitation SINUSOL-ES, SINUSOL PLUS or similar marks. Nothing in the settlement agreement shall prevent APPI from using the suffix "-USOL" in any trademark or service mark.

         The Company is a party to an action in the Civil Court of the City of New York, County of New York, entitled, Bowne of New York City, LLC v. Advanced Plant Pharmaceuticals. This is an action for unpaid fees for filing the reports of the Company on EDGAR. The suit seeks $15,805.42 in unpaid fees for filings on the EDGAR system. The Company disputes the total amount due. If the Company is unable to work out a resolution of this action, it could have a material affect upon the Company. Counsel for the Company has been in contact with the attorney's for Bowne, and it is likely that a resolution will be able to be reached.

         The Company was sued by Airgate International Corp. ("Airgate") that provided services to the Company. These services involved importing certain items and supplies for the Company. The suit seeks the sum of$7,350.00 in unpaid invoices. If the Company is unable to work out a resolution of this action, it could have a material affect upon the Company. Counsel for the Company has been in contact with the attorney's for Airgate, and intends to file and answer to the complaint. However, it is likely that a resolution will be able to be reached, although the terms and conditions cannot be predicted. It is possible that the Company will have to pay the entire amount sought under less than the most favorable terms.


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

CALENDAR QUARTER                  ENDED BID PRICES
                                     HIGH                       LOW

FISCAL YEAR 2001
March 31, 2001                    $0.35                      $0.08
June 30, 2001                     $0.03                      $0.06
September 30, 2001                $0.02                      $0.06
December 31, 2001                 $0.01                      $0.02

FISCAL YEAR 2002
March 31, 2002                    $.0120                     $.0110
June 30, 2002                     $.0240                     $.0001
September 30, 2002                $.0240                     $.0110
December 31, 2002                 $.0120                     $.0001

FISCAL YEAR 2003
March 31, 2003                    $.0240                     $.0001


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

         Since its inception, the Company has had significant operating losses and working capital deficits aggregating $10,750,419. The Company's continued existence has been dependant on cash proceeds received from the sale of its common stock and the willingness of vendors to accept stock in lieu of cash payments for their services. Employees have also accepted deferrals of wage payments. The Company hopes to reverse this trend by generating cash inflows through the sale of new products that they have developed. To accomplish this objective, the Company will require working capital to satisfy current operating expenses, and to produce inventory, during the interim period preceding such time as the revenue cycle begins generating cash. However, to date, sales have not been material and the Company has run out of capital. As of December 31, 2002, the Company has $219 in cash and total current liabilities exceeded current assets by $3,300,433.

     Since the beginning of January 2002 we do not generally have any cash on hand or Very little in the way of accounts receivable. The Company's two employees have deferred payment of their salaries off and on ever since, sometimes, receiving stock in kind. While we are negotiating with potential investors to secure cash infusions into the Company, if we do not find any cash investors we will be unable to operate our business for any significant length of time.

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

SINUSOL(TM)

Developed in concert with a leading board certified Allergy and Sinus specialist, SINUSOL(TM) is a unique nasal and sinus solution that pleasantly cleanses and moisturizes the nasal and sinusmucosa. Sinusol(TM) thins nasal solutions to clear stuffy and blocked allergic nasal passages as well as relieves sneezing and sinus pressure. Sinusol(TM), is the safe and natural alternative to over the counter nasal sprays and saline products that contain irritating preservatives and additives.

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

         The information required by Item 7 appears at Page F-1, which appears after page 13.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         (a) On March 11, 2003, the Registrant was officially notified by its Independent Auditor, Michael C. Finklestein, C.P.A., that it had resigned as the Independent Auditor of the Registrant. The Board of Directors accepted the resignation as of March 11, 2003.

         During his tenure, Michael C. Finklestein, C.P.A., issued reports on Registrant's financial statements up to December 31, 2001, that neither contained an adverse opinion or disclaimer of opinion however, there report was qualified as to the uncertainty of a going concern.

         During the period of his engagement and for the period of the two most recent fiscal years and any subsequent interim period preceding this action, there was no disagreement between Registrant and Michael C. Finklestein, C.P.A. on any matter of accounting principals or practices, financial statement disclosure or audit scope and procedure, which disagreement(s), if not resolved to the satisfaction of Michael C. Finklestein, C.P.A., would have caused them to make reference to the subject matter of the disagreement in connection with its opinion.

         During the period of his engagement, Michael C. Finkelstein, C.P.A., advised the Registrant that the internal controls necessary to develop reliable financial statements did not exist.

         The disclosure contained herein has been submitted to Michael C. Finklestein, C.P.A.for its review and for them to have an opportunity to comment on the disclosure.

         (b) Effective March 11, 2003, Livingston, Wachtell & Co., LLP, has been retained as independent auditor of Advanced Plant Pharmaceutical, Inc., the Registrant, and was retained as independent auditor of the registrant for the fiscal year ending December 31, 2002. Prior to the engagement, Registrant did not consult with Livingston, Wachtell & Co., LLP regarding the application of accounting principles to a specified transaction, or the type of audit opinion that may be rendered with respect to the Registrant's financial statements, as well did not consult with Livingston, Wachtell & Co. LLP. As to the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the small business issuer's financial statements and either written or oral advice was provided that was an important factor considered by the small business issuer in reaching a decision as to the accounting, auditing or financial reporting issue



PART III

Item 9.           Directors and Executive Officers of the Registrant

Directors and Executive Officers of Advanced Plant Pharmaceuticals, Inc.

Name                              Age               Position
-------------                     -----              --------
David Lieberman                     40               President and Director

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

EXECUTIVE OFFICERS

         Officers are elected annually by the Board of Directors and serve at the direction of the Board of Directors. The Company's executive officer David Lieberman is also the sole director of the Company. Information with regard to such persons is set forth above under the heading "Nominees." On March 18, 2003, Dr. Belory resigned as the Chairman of the Board of Directors of the Company.

THE COMMITTEES

         The Board of Directors does not have a Compensation, Audit or Nominating Committee, and the usual functions of such committees are performed by the entire Board of Directors.


Item 10.          Executive Compensation

         The Employment Agreement with Mr. David Lieberman as the Company's president expired in June 2002. The employment agreement provided for employment on a full-time basis and contains a provision that Mr. David Lieberman will not compete or engage in a business competitive with our current or anticipated business until the expiration of his agreement. Pursuant to the agreement, we paid Mr. David Lieberman a base salary of $135,000 per annum, a portion of which is deferred, and have granted him a five-year option to purchase 750,000 shares of our common stock at an exercise price of $.01 per share. In 1999, we had issued Mr. Lieberman 17 million shares of our common stock as partial payment against accrued salary payable to him. The Company will continue to pay Mr. Lieberman as if he had an employment contract.


TABLE
                                                                                    OTHER ANNUAL
NAME AND PRINCIPAL POSITION                 YEAR     SALARY ($)   COMPENSATION($)    OPTIONS(#)
------------------------------------------------      -------  ---------------  ---------------

David Lieberman                             2002     $135,000 (1)
         Chief Executive Officer            2001     $135,000 (2)      $30,000
                                            2000     $135,000 (3)
---------------

(1) Of the $135,000 owed to Mr. Lieberman as salary for the fiscal year 2002, all has been accrued but not paid.

(2) Of the $135,000 owed to Mr. Lieberman as salary for the period, $100,000 was paid through the issuance of 8,000,000 shares of common stock, which also included a $30,000 bonus. The total balance outstanding for accrued salary owed to Mr. Lieberman as of December 31, 2001, $424,500.

(3) Of the $135,000 owed to Mr. Lieberman as salary for this period, $14,000 was paid to him and the remaining $121,000 has accrued to him, leaving a total of $299,000 due but not yet paid.

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



Name and Address                    Amount and Nature                                   Percent of Class
Of Beneficial                       of Beneficial Ownership (3)
Owner                               Common (1)                  Preferred(2)    Common           Preferred
--------------------------          -------------------       ------------      ------       ---------------

David Lieberman (1)                 17,000,000       1,250,000                  14.26            50%
Dr. Leonard Bielory                 12,260,000       -0-                        5.05             -0-
C.J. Lieberman                        4,000,000      1,250,000                  *                50%

All Executive Officers              17,000,000                                  14.26
and Directors as a Group  (1 person)

*  Less than 1%


1. Officer and/or Directors of the Company. The address of each executive officer and/or director is c/o the Company at 43 West 33rd Street, New York, New York 10001.

2. Series A Preferred Stock shall have one vote per share as it relates to the Series A Preferred Stock and 150 votes as it related to the common stock of the Corporation, giving the preferred shareholders of the Corporation control over any vote of the common stock holders.

3. The number of shares of Common Stock beneficially owned by each person or entity is determined under the rules promulgated by the Securities and Exchange Commission (the "Commission"). Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power. The percentage of the Company's outstanding shares is calculated by including among the shares owned by such person any shares which such person or entity has the right to acquire within 60 days after April 18, 2001. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares.

Item 12           Certain Relationships and Related Transactions

During 2002, the Company issued 41,248,937 shares of its common stock to certain inside individuals and other related parties, to satisfy various liabilities of the Company as follows:


                    FAIR
NUMBER OF SHARES   VALUE   DESCRIPTION

20,000,000                  Shares to Ezral Silberberg for working capital
2,000,00                    Shares to Barry Ginsberg for working capital
750,000                     Shares to Mark Cooper for compensation
2,000,000                   Shares to Sam Berkowitz for salary
1,000,000                   Shares to Barry Clare for compensation
5,000,000                   Shares to Summa Capital for fees and compensation
5,000,000                   Shares to C.J. Lieberman for consulting fees
183,000                     Shares to Mark Cooper for compensation
425,000                     Shares to Michael S. Krome, P.C., for legal services
4,000,000                   Shares to C.J. Lieberman for consulting fees



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

                       EXHIBITS AND SEC REFERENCE NUMBERS

         Number               Title of Document
         ------            -----------------------
         2(a) Certificate of Incorporation (2) 2(b) Agreement and Plan of Merger
         (2)
         2(c) By-Laws (2)
         99.1            Certification of President and Chief Financial Officer

(1) Filed Herewith.
(2) Filed as exhibits to Form 10-SB, dated, July 23, 1999, as amended from time to time


(b) Reports on Form 8-K

On March 18, 2003, we filed an Current Report on Form 8-K, indicating the changes in Item 4, Changes In Registrants Accountants, for the resignation of Michael Finkelstein, C.P.A. and appointing Livingston, Wachtell & Co., LLP as Registrant's Accountant; Item 5, Other Events, that being the classification of the Series A Preferred Stock by the Sole Director and the Certificate of Designation for the Series A Preferred Stock; Item 6, Resignations of Registrant's Directors, wherein the Chairman of the Board of Directors, Dr. Leonard Bielory resigned from the Board of Directors of the Registrant.



Item 14  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this Annual Report on Form 10-KSB. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date:     April 15, 2003       By: /s/ David Lieberman
                                         ----------------------------
                                         David Lieberman
                                         President and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

         DATE                              SIGNATURE / TITLE


         Date:       April 15, 2003        By: /s/ David Lieberman
                                            ----------------------------
                                            David Lieberman
                                            Sole Director

CERTIFICATIONS

I, David Lieberman, certify that:
            1. I have reviewed this quarterly report on Form 10-KSB of Advanced Plant Pharmaceuticals, Inc.;
            2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
            3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Advanced Plant Pharmaceuticals as of, and for, the periods presented in this quarterly report;
            4.Advanced Plant Pharmaceutical's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Advanced Plant Pharmaceuticals and we have:
                       a) designed such disclosure controls and procedures to ensure that material information relating to Advanced
Plant Pharmaceuticals, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
                       b) evaluated the effectiveness of Advanced Plant Pharmaceutical's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
                       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
            5. Advanced Plant Pharmaceutical's and I have disclosed, based on our most recent evaluation, to Advanced Plant Pharmaceutical's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
                       a) all significant deficiencies in the design or operation of internal controls which could adversely affect
Advanced Plant Pharmaceutical's ability to record, process, summarize and report financial data and have identified for Advanced Plant Pharmaceutical's auditors any material weaknesses in internal controls; and
                       b) any fraud, whether or not material, that involves management or other employees who have a significant role in Advanced Plant Pharmaceutical's internal controls; and
            6. Advanced Plant Pharmaceutical's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 15, 2003
                              /s/ David Lieberman
                              -------------------------------
                              David Lieberman
                              President and Chief Financial Officer

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                                DECEMBER 31, 2002



                                    I N D E X



                                                                                           PAGE NO.

INDEPENDENT AUDITORS' REPORT                                                                  2


BALANCE SHEET                                                                                 3


STATEMENTS OF OPERATIONS                                                                      4


STATEMENTS OF STOCKHOLDERS' DEFICIENCY                                                        5


STATEMENTS OF CASH FLOWS                                                                      6


NOTES TO FINANCIAL STATEMENTS                                                                 7





         To the Board of Directors and Shareholders
         Advanced Plant Pharmaceuticals, Inc.
         New York, N.Y.


                          INDEPENDENT AUDITORS' REPORT
                         -----------------------------

         We have audited the accompanying balance sheet of Advanced Plant Pharmaceuticals, Inc. as of December 31, 2002 and the related statements of operations, stockholders' deficiency and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Advanced Plant Pharmaceuticals, Inc. as of December 31, 2001 were audited by other auditors whose report dated April 17, 2002, on these financial statements included an explanatory paragraph describing conditions that raise substantial doubt about the company's ability to continue as a going concern.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Plant Pharmaceuticals, Inc. as of December 31, 2002 and the results of its operations and its cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
         Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


         /s/ Livingston, Wachtell & Co., LLP
         New York, N.Y.
         April 13, 2003

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                                  BALANCE SHEET

                                DECEMBER 31, 2002


                                     ASSETS


Current assets
     Cash and cash equivalents                                                                  $           219
     Accounts receivable                                                                                  2,409
     Inventory                                                                                           56,540
                                                                                                ---------------

           Total current assets                                                                          59,168
                                                                                                ---------------

Other assets
     Intangible assets - net                                                                            719,920
     Other assets                                                                                         8,544
                                                                                                ---------------

           Total other assets                                                                           728,464
                                                                                                ---------------

           Total assets                                                                         $       787,632
                                                                                                ===============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
     Accounts payable                                                                           $       187,691
     Due to stockholder - asset acquisition                                                           1,440,000
     Loans payable - stockholders                                                                     1,480,012
     Accrued expenses                                                                                   148,398
     Due to distributor                                                                                 103,500
                                                                                                ---------------

           Total liabilities                                                                          3,359,601
                                                                                                ---------------

Stockholders' deficiency
     Common - $.0007 par value,
         250,000,000 shares authorized;
         246,939,950 shares issued and outstanding                                                      173,278
     Paid-in-capital                                                                                  8,005,172
     Deficit                                                                                        (10,750,419)
                                                                                                ---------------

           Total stockholders' deficiency                                                            (2,571,969)
                                                                                                ---------------

           Total liabilities and stockholders' deficiency                                       $       787,632
                                                                                                ===============

                   The accompanying notes are an integral part
                          of the financial statements.



                      ADVANCED PLANT PHARMACEUTICALS, INC.

                            STATEMENTS OF OPERATIONS

                                DECEMBER 31, 2002

                                                                 YEARS ENDED DECEMBER 31,
                                                                2002                  2001
                                                                ----                  ----

Revenues                                                   $        21,161      $        37,121

Cost of sales                                                       18,456               39,520
                                                           ---------------      ---------------

         Gross profit (loss)                                         2,705               (2,399)

Operating expenses                                                 672,244            1,004,387
                                                           ---------------      ---------------

         Loss from operations                                     (669,539)          (1,006,786)

Other income (expense)                                               4,800                 (655)
                                                           ---------------      ---------------

Loss before provision for loss on
    Impairment of assets                                          (664,739)          (1,007,441)

  Provision for loss on impairment of assets                    (1,593,944)                   -
                                                           ---------------      ---------------

         Net loss                                          $    (2,258,683)     $    (1,007,441)
                                                           ===============      ===============

  Loss per share of  common stock
    Basic and diluted                                      $          (.01)     $          (.01)
                                                           ================     ===============



                   The accompanying notes are an integral part
                          of the financial statements.

                     ADVANCED PLANT PHARMACEUTICALS, INC.

                      STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                DECEMBER 31, 2002


                                                COMMON STOCK         ADDITIONAL
                                              $.0007 PAR VALUE        PAID-IN
                                        SHARES              AMOUNT    CAPITAL          DEFICIT
                                      -------------   ------------    -------          -------

Balance - January 1, 2001              135,592,198   $     94,915   $  6,508,623   $ (9,962,177)

Common stock issued for services
    and payment of debt at $.01971
    per share                           58,098,815         49,069      1,096,258            -

Exercise of stock option                12,000,000            -              -              -

Prior period adjustment                        -              -              -        2,477,882

Net loss -                                    2001            -              -       (1,007,441)
                                       ------------   ------------   ------------    ------------


Balance - December 31, 2001            205,691,013        143,984      7,604,881     (8,491,736)

Common stock issued for cash,
    services and payment of debt at
$.01041 per share                       41,248,937         29,294        400,291            -

Net loss - 2002                                -              -              -       (2,258,683)
                                      ------------   ------------   ------------    ------------


Balance - December 31, 2002            246,939,950   $    173,278   $  8,005,172   $(10,750,419)
                                      ============   ============   ============    ============

                   The accompanying notes are an integral part
                          of the financial statements.

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                            STATEMENTS OF CASH FLOWS


                                                                              YEAR ENDED DECEMBER 31,
                                                                             2002                 2001
                                                                             ----                 ----

Cash flows from operating activities
     Net loss from operations                                           $    (2,258,683)     $    (1,007,441)
     Adjustments to reconcile net loss from operations to net cash used by operating activities:
          Provision for losses on impairment of
            Assets                                                            1,593,944                    -
         Depreciation and amortization expense                                      375              164,352
         Services paid with common stock                                        429,585              945,327
         Accounts receivable                                                       (955)              (1,454)
         Inventory                                                                9,536              (66,076)
         Other assets                                                            (4,400)               4,449
         Accounts payable                                                       (25,888)              43,190
         Accrued expenses                                                        75,418             (228,361)
                                                                        ---------------      ---------------

     Net cash used in operations                                               (181,068)            (146,014)
                                                                        ----------------     ----------------

Cash flows from financing activities
     Loans payable - stockholders - net                                         173,971              153,330
     Payments on short-term loans payable net                                    -                  (200,000)
     Net proceeds from issuance of common stock                                  -                   200,000
                                                                        ---------------      ---------------

     Net cash provided by financing activities                                  173,971              153,330
                                                                        ---------------      ---------------

Net increase (decrease) in cash and cash equivalents                             (7,097)               7,316

Cash and cash equivalents - beginning of year                                     7,316                    -
                                                                        ---------------      ---------------

Cash and cash equivalents - end of year                                 $           219      $         7,316
                                                                        ===============      ===============



Supplemental cash flow information: Cash paid during the year for:
                  Interest                                              $        -           $        -
                                                                        ===============      ===============
                  Income taxes                                          $        -           $        -
                                                                        ===============      ===============

Information about noncash activities:
         Common stock issued to satisfy loans payable                   $       336,000      $       275,000
         Common stock issued for services                                       429,585              945,327


                   The accompanying notes are an integral part
                          of the financial statements.
                                       6

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                          NOTES TO FINANCIAL STATEMENTS



1. SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

       Advanced Plant Pharmaceuticals, Inc. ("The Company" or "APPI") focuses on the sale of plant based dietary health supplements. The Company owns the rights to a thirteen step manufacturing process, which utilizes whole plants to manufacture all natural dietary supplements. The Company intends to use this process to manufacture products that it hopes to distribute worldwide through various sales distribution contracts. APPI was incorporated in November 1994 and had devoted most of its efforts since inception to 1999 conducting research and development and acquiring agreements to the rights of this process and one major sinus product. The Company's operations are located in Long Island, New York and its corporate offices are located in New York City.

       These financial statements have been prepared assuming that the Company will continue as a going concern. The Company presently has operating risks and liquidity concerns and has incurred an accumulated deficit of $10,750,419 through the year ended December 31, 2002 and current liabilities exceeded current assets by $3,300,433. There can be no assurance that the Company will be able to successfully acquire the necessary capital to mitigate their operating risks and continue their on-going development efforts and bring products to the commercial market. These factors, among others, create a substantial uncertainty about the Company's ability to continue as a going concern.

       CONTROL BY PRINCIPAL STOCKHOLDERS

       The director, executive officers and other related parties own beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company. Accordingly, the director, executive officers and related parties, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of APPI and the dissolution, merger or sale of all of the Company's assets.

       CASH AND CASH EQUIVALENTS

       The Company considers all highly liquid debt securities purchased with original or remaining maturities of three months or less to be cash equivalents.

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair market value because of the short maturity of those instruments. It is not practicable to estimate the fair value of loans payable to stockholders due to the fact that they are related party transactions.

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                          NOTES TO FINANCIAL STATEMENTS



1. SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

       INVENTORIES

       Inventories are stated at the lower of cost or market. The Company intends to determine cost on a first-in, first-out basis. At December 31, 2002, inventories consisted of $ 47,670 of raw materials and $ 8,870 of finished goods and are stated at estimated cost.

       REVENUE RECOGNITION

       Product revenue is recognized upon shipment to customers. The Company has adopted Securities and Exchange Commission's Staff Accounting Bulletin
       (SAB) No. 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

       PROPERTY AND EQUIPMENT

       Property and equipment are stated at cost less accumulated depreciation. Depreciation is recorded principally using the straight-line method, based on the estimated useful lives of the assets (machinery and computer equipment, 3-10 years). Depreciation Expense for the years ended December 31, 2002 and 2001 was $ 375 and $ 333, respectively.

       LONG LIVED ASSETSTO BE DISPOSED OFAND IMPAIRMENT OF LONG LIVED ASSETS

       The Company adopted SFAS No.144 in 2002. SFAS 144 retains the fundamental provisions of SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. The adoption of SFAS 144 did have a material effect on the Company's financial position and results of operations in 2002.

       INTANGIBLE ASSETS

       The Company accounts for intangible assets in accordance with SFAS 142. Such assets with useful lives are amortized on a straight-line basis over the estimated useful life of the asset. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value is less than the carrying amount of the asset, an impairment loss is then recognized.

       STOCK ISSUED FOR SERVICES

       The value of stock issued for services are based on management's estimate of the fair value of the Company's stock at the date of issue or the fair value of the services received, whichever is more reliably measurable.

       RESEARCH AND DEVELOPMENT COSTS

       Research and development costs are expensed as incurred.

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                          NOTES TO FINANCIAL STATEMENTS



1. SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

       INCOME TAXES

       The Company uses the asset and liability method of accounting for income taxes as required by Statement of Financial Accounting Standards No. 109 ("SFAS 109"), ACCOUNTING FOR INCOME TAXES. SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities. Since its inception, the Company has incurred net operating losses.

       The Company has a carryforward federal net operating tax loss carry forwards expiring in the years 2009 to 2022. The potential tax benefit of this net operating loss has been offset by a full valuation allowance. The utilization of the net operating loss may be subject to a substantial limitation due to the "Change of ownership provisions" under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating loss before its full utilization.

       LOSS PER SHARE

       The Company computed basic and diluted loss per share amounts for December 31, 2002 and 2001 pursuant to the Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share." No dilution resulted from the 9,000,000 and 5,500,000 employee stock options outstanding at December 31, 2002 and 2001, respectively, because of the net loss.

       Basic loss per common share ("LPS") is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive stock options.

       The numerator and denominator used in the basic and diluted LPS of common stock computations are presented in the following table:


                                                                     YEAR ENDED DECEMBER 31,
                                                                   2002                 2001
                                                                   ----                 ----
          NUMERATOR FOR BASIC AND DILUTED LPS
              Net loss to common shareholders                 $ 2,258,683          $ 1,007,441
          DENOMINATOR FOR BASIC AND DILUTED LPS
              Weighted average shares of common stock
                  Outstanding                                 242,041,841          160,245,699
          LPS - basic and diluted                                   $(.01)               $(.01)
                                                                    =====                =====


                      ADVANCED PLANT PHARMACEUTICALS, INC.

                          NOTES TO FINANCIAL STATEMENTS


1. SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

       USE OF ESTIMATES

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       SIGNIFICANT ESTIMATES

       Several areas require significant management estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The more significant areas requiring the use of management estimates related to the valuation of inventory, intangible assets, all accrued liabilities and the valuation of the stock options and stock issued for debt and services provided by related parties.

       EQUITY BASED COMPENSATION

       The Company accounts for employee stock options in accordance with Accounting Principles Board Option No. 25 (APB), "Accounting for Stock Issued to Employees." Under APB No.25 the Company recognizes compensation expense related to employee stock options, when options are granted at a price below the market price, on the day of grant.

       SFAS No. 123, "Accounting for Stock-Based Compensation," prescribes the recognition of compensation expense based on the fair value of options on the grant date and allows companies to continue applying APB No. 25 if certain pro forma disclosures are made assuming the hypothetical fair value method application.

       RECLASSIFICATION

       Certain prior year's amounts have been reclassified to conform to the 2002 presentation.


2. RELATED-PARTIES STOCK AND ASSET TRANSACTIONS

       On July 16, 1999, the Company entered into a Technology Purchase Agreement ("agreement") with Mr. C.J. Lieberman (brother of the current President and Director of the Company) whereby the Company acquired exclusive rights and interests to a thirteen-step manufacturing process, which utilizes virtually all of the nutrients found in certain plants needed to manufacture herbal dietary health supplements.

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                          NOTES TO FINANCIAL STATEMENTS



2.     RELATED-PARTIES STOCK AND ASSET TRANSACTIONS (Continued)

       The purchase price for the thirteen-step process was the issuance to Mr. C.J. Lieberman of 18 million shares of the Company's common stock, which was to be issued to him in two phases. In 2001, the agreement called for 12 million shares of the Company's stock to be issued at the first phase. As of December 2002, none of the stock related to this agreement had been issued. The Company, therefore, accrued and included in the caption "due to stockholder - asset acquisition" in 2000, $1,440,000, which was managements' determination of the common stock value of the 12 million shares at the time of the agreement, in anticipation of issuing the common stock shares to Mr. C.J. Lieberman. Due to the asset impairment, discussed below, no further liability was recorded on the remaining value of the 6,000,000 shares not issued and not recorded in "due to stockholder - asset acquisition".

       This agreement, entered into in 1999 was initially recorded in 2000 as a transfer between entities under common control and was therefore recorded on the Company's records as research and development expenses and a liability in accrued expenses. In 2001 management concluded that this transaction was recorded in error and made a correction to the 2000 financial statements, in 2001, by recording a prior period adjustment. The prior period adjustment (correction) made to the Company's records was to record an intangible asset, totaling $ 1,440,000, on the balance sheet and a credit to retained earnings. Due to the lack of sales for the approximate three year period ending December 31, 2002, and based on management's current projection of the future present value of cash flows from its products sales, an impairment loss in the amount of $909,600 was recorded in 2002. The accumulated impairment loss which includes prior years' amortization totaled $1,029,600 at December 31, 2002. The estimated fair value of the intangible asset, estimated by management to be $410,400 and is included under the caption "Intangible assets-net", at December 31, 2002

       Unless future sales are generated, this intangible asset is subject to future impairment loss provisions.

       In addition, the Company agrees to pay to C.J. Lieberman a royalty payment of $.01 per bottle plus, 1% of the Company's suggested retail price plus 10% of the Company's net profits from the sale of products manufactured with the process. In the event that the Company enters into an agreement with a third party for the sale of products manufactured with the process, the agreement must unconditionally provide for payment to the Company of not less than $20 million. Upon receipt of the sale proceeds by the Company, the Company shall issue to Mr. C.J. Lieberman 5 million shares for each $20 million paid to the Company, not to exceed 25 million shares.

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                          NOTES TO FINANCIAL STATEMENTS


2.     RELATED-PARTIES STOCK AND ASSET TRANSACTIONS (Continued)

       Upon his resignation as President in 1996, the Company retained Mr. C.J. Lieberman as a consultant. His current consultant's agreement, dated June 10, 1999, provides for monthly consulting fees of $9,000 ($108,000 annually), reimbursement of all direct expenses incurred while providing services to the Company and a five-year option to purchase 750,000 shares of the Company's common stock at an exercise price of $.02 per share. There were 9 million shares of common stock issued to Mr. C.J. Lieberman in payment for his services rendered during 2002.

       As of December 31, 2002,  included on the balance sheet in "Loans payable
       - stockholders" are accrued salaries, consulting and other expenses paid on behalf of the Company by Mr. C.J. Lieberman. The balance due was $275,282 at December 31, 2002.

       The President and director of the Company, Mr. David Lieberman, lent the Company his personal funds, or paid expenses on behalf of the Company. As of December 31, 2002, included on the balance sheet in "Loans payable - stockholders" are accrued salaries, consulting and other expenses paid on behalf of the Company by Mr. David Lieberman. The balance due was $516,533 at December 31, 2002.

       On February 28, 2000 the Company entered into an Asset Purchase Agreement with Dr. Leonard Bielory (Chairman of the Board of Directors of APPI who resigned in 2003) whereby the Company acquired the exclusive rights and interest to allergy and sinus formulations he developed ("Assets"). The purchase price includes options to purchase 18 million shares of the Company's common stock at an aggregate exercise price of $180. The options are to be issued in two phases. The first phase was completed in 2000 and the options required to purchase the Assets, 12 million shares, were issued during the fourth quarter of 2000. The fair value of the 12 million shares, as determined by management, was $1,079,880 and is included in "Intangible assets - net" on the balance sheet. Due to the lack of sales for the approximate three year period ending December 31, 2002, and based on management's current projection of the future anticipated present value of cash flows from this product's sales, an impairment loss in the amount of $ 684,344 was recorded in 2002. The accumulated impairment loss, which includes prior years' amortization, totaled $770,360 at December 31, 2002. The net intangible asset, as shown on the balance sheet under the caption "Intangible assets-net", at December 31, 2002 was $309,520. Unless future sales are generated, this intangible asset is subject to future impairment provision losses.

       Additionally, the Company agrees to pay Dr. Bielory a royalty payment of $.01 per bottle, plus 1% of the suggested retail price of each product sold, plus 10% of the Company's net profits before taxes from such sales of products manufactured with these assets.

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                          NOTES TO FINANCIAL STATEMENTS



2.     RELATED-PARTIES STOCK AND ASSET TRANSACTIONS

       In the event that the Company enters into an agreement with a third party for the sale of products manufactured with these assets, which agreement unconditionally provides for payments to the Company of not less than $20 million whether in lump sum or over a period of four years from such third party, the Company shall issue to Dr. Bielory 5 million shares for each $20 million required to be paid to the Company, not to exceed twenty-five million shares.

       On March 15, 2000 the Company entered into an employment agreement with Dr. Leonard Bielory whereby under the terms of the agreement, the Company is required to pay Dr. Bielory certain monthly amounts, some contingent on the Company achieving specified net profit levels.


3. INTANGIBLE ASSETS

       Intangible assets consist of the above mentioned agreement with Mr. C.J. Lieberman to purchase the thirteen-step manufacturing process, to manufacture herbal dietary supplements and the agreement with Dr. Bielory for the exclusive rights and interest to his allergy and sinus formulations. Such intangible assets, which have indefinite lives, are not subject to amortization, in accordance with SFAS 142. These assets are recorded on the balance sheet, net of the accumulated impairment provisions and were $ 719,920 at December 31, 2002.

4. CAPITAL STOCK

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

       The Company issued 41,248,937 shares of its common stock during 2002 for cash, to satisfy various liabilities and for professional services rendered to the Company.

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                          NOTES TO FINANCIAL STATEMENTS



5.     STOCK OPTIONS

       The Company has adopted an employee, directors, consultants, and advisors compensatory stock compensation and performance based stock option plans which allows for the issuance of shares of common stock of the Company. The exercise price of each option is generally less than or equal to the market price of the Company's stock on the date of grant. The exercise price for options granted is determined by the board of directors. The maximum term of the options and the vesting period will be determined by the Board and are set forth in each option agreement.

       In accordance with various employment and consulting contracts the Company has issued stock options to its officers, employees and key consultants.

       In electing to continue to follow APB No. 25 for expense recognition purposes, the Company is obliged to provide the expanded disclosures required under SFAS No. 123 for stock-based compensation granted, including if materially different from reported results, disclosure of pro forma net loss and loss per share had compensation expense relating to 2002 and 2001 grants been measured under the fair value recognition provision of SFAS No. 123. At December 31, 2002, all stock options outstanding, other than the options granted to Dr. Bielory for the exclusive rights and interest to his allergy and sinus formulations were "underwater options."

       The weighted-average fair values at date of grant for options granted during 2002 and 2001 were approximately $ 1.00, and were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

         Expected life in years                   4
         Interest rate                            6 %
         Volatility                               146.89%
         Dividend yield                           0%


       Had compensation expense been recognized using the fair value method prescribed in SFAS No. 123, the Company's net loss and net loss per share in 2002 and 2001 would not have been significantly affected.


                      ADVANCED PLANT PHARMACEUTICALS, INC.

                          NOTES TO FINANCIAL STATEMENTS


5. STOCK OPTIONS

           The following table summarizes stock option activity for 2002 and 2001:

                                                                      Weighted                                   Weighted
                                                                      Average                                    Average
                                                                      Exercise              Options              Exercise
                                                   OPTIONS             PRICE              EXERCISABLE             PRICE
                                              ---------------       -------------        --------------       ----------
           Balance at December 31,  2000        17,500,000          $      .01              17,500,000           $  .01
                 Granted                               -                  -                    -                     -
                 Exercised                      12,000,000                .089              12,000,000            .089
                 Cancelled                             -                  -                                          -
                                              ---------------       -------------        --------------              -

         Balance at December 31,
              2001                              5,500,000                  .03                5,500,000            .03
                 Granted                        6,000,000                  .007               6,000,000            .01
                 Exercised                             -                  -                    -                    -
                 Cancelled                      2,500,000                 -                   2,500,000            .-
                                              -----------           -------------        --------------       -----------

         Balance at December 31,
              2002                              9,000,000           $        .01              9,000,000       $     03
                                              ===========           ============         ==============       ==========

        As of December 31, 2002, there were 9,000,000 common stock options outstanding with a weighted-average remaining life of 2.5 years and a weighted average exercise price of $.01 per share. During the first quarter of fiscal 2001, Dr. Bielory exercised the 12 million options granted to him in 2000.


6.      LOANS PAYABLE - STOCKHOLDERS

        Loans payable - stockholders consists of unsecured, non-interest bearing short-term loans. The loan agreements provide the Company with the option of repaying the loans with either cash or restricted shares of the Company's common stock.

        On January 11, 2002, 20 million shares of the stock were issued to Mr. Silberberg, an existing stockholder, in partial settlement of a loan. The total loan amount converted to capital was $336,000.

        On January 11, 2002, 2 million shares of the stock were issued to Mr. Ginsberg, an existing stockholder for cash and in partial settlement of a loan to the Company. The total loan amount converted to capital was $18,000.

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                          NOTES TO FINANCIAL STATEMENTS



6.      LOANS PAYABLE - STOCKHOLDERS (Continued)

        On February 28, 2001, the Company entered into a loan agreement with Mr. Berkowitz, an employee and shareholder of the Company. The agreement is for a maximum loan amount of $100,000. As of December 31, 2002 the Company has borrowed $56,449 on this loan. The loan is interest free and includes the option to be paid back in Company stock. If the loan is paid in Company stock, the stock conversion price is $.0165 per share. During 2002, 2 million shares of the common stock were issued to Mr. Berkowitz as partial repayment of the loan.


7.      COMMITMENTS AND CONTINGENCIES

        The Company has employment agreements with four employees, and a consulting contract with a key consultant, who are also stockholders of the Company. At December 31, 2002, the Company has a total liability for accrued salaries to stockholders of $687,661. There are certain payroll tax liabilities owed to the IRS on some of the salaries to stockholders that were paid in prior years, pursuant to these agreements. During
        2002, Mr. Cooper was issued 2,580,000 shares for his financial recordkeeping services.

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

        The Company will also pay FMS a placement fee for any transactions consummated, directly or indirectly, through FMS during the term of the agreement or within two years thereafter. The placement fee will consist of a payment equal to 10% of the gross proceeds raised from the sale of applicable securities, reimbursement of non-accountable expenses equal to 3% of the gross proceeds from the sale of any applicable securities plus warrants to purchase common stock equal to 10% of the applicable shares sold. Additionally, the Company will reimburse FMS for all reasonable out-of-pocket expenses incurred in the performance of this agreement, up to a maximum of $25,000. Through December 31,2002 this contract has not been exercised or terminated.

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                          NOTES TO FINANCIAL STATEMENTS



7.      COMMITMENTS AND CONTINGENCIES (Continued)

        On January 22, 2001, the Company entered into a consulting agreement with Summa Capital, Inc., which is owned by the son of a current employee and shareholder of the Company. In accordance with the agreement, Summa Capital will provide consulting services in the area of investor relations, public relations, marketing and capital markets. The agreement is renewable every three months but may be cancelled by either party on a monthly basis. Compensation payable to Summa Capital under this agreement includes $3,000 per month payable in advance, 300,000 shares of Company stock at the end of each three month period and a percentage of the net proceeds of any money raised by the Company from sources introduced by Summa Capital. Additionally, at the beginning of every three month renewal period Summa Capital is to receive two-year warrants convertible into 300,000 shares of the Company's common stock and five-year warrants to purchase an additional 300,000 shares of the Company's stock. The amounts paid in stock and cash under this consulting agreement during the year ended December 31, 2002 and 2001 was $24,314 and $23,100, respectively. During 2002, 5 million shares of common stock were issued to Summa Capital, Inc.

        On March 6, 2001, the Company entered into an agreement whereby the Company appointed National Brokers Associates (NBA) as their exclusive sales management organization. The agreement is for a one year term. Compensation under the agreement involves percentage of sales volume and includes minimum payments of $5,000 per month of which 80% can be paid with Company stock at a discounted conversion rate. The agreement calls for the issuance of additional shares of the Company's stock if certain sales levels are achieved. During 2002, 560,000 shares of common stock were returned to the Company for work not completed by NBA.


8.      SUBSEQUENT EVENTS

        In 2003 The Board of Directors of the Company elected and the stockholders voted to amend the Certificate of Incorporation of the Company to change authorized number of shares from 250,000,000 million shares of Common Stock and 5,000,000 shares of preferred stock to 600,000,000 million shares of Common Stock and 10,000,000 shares of preferred stock (the "Authorization Change"); by means of an amendment to the Company's Certificate of Incorporation. The Board of Directors determined that it was in the best interests of the Company to make this change at this time, due to the fact that the Company has issued almost the entire authorized amount permitted under the Certificate of Incorporation. This would limit the ability of the Company to issue shares to raise capital, pay for various services and other related activities.