Form 10QSB
period 2003-03-31
ADVANCED PLANT PHARMACEUTICALS INC
filed 2003-05-20
CIK 943535

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON D.C.

                                   FORM 10-QSB

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, For the Quarter Ended March 31, 2003

     [ ] Transitional Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          Commission File No. 000-28459

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------

             (Exact name of Registrant as specified in its charter)

           Delaware                                    59-2762023
           --------                                    ----------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 19, 2003; shares of common stock

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                               Form 10-QSB- Index

                      For the Quarter Ended March 31, 2003


PART I                                                                Page

Item 1. Consolidated Financial Statements                             F-1
Item 2. Management Discussion and Analysis                            1
Item 3. Controls and Procedures                                       4

PART II

Item 1. Legal Proceedings                                             4
Item 2. Change in Securities                                          5
Item 3. Defaults Upon Senior Securities                               5
Item 4. Submission of Matters to a Vote of Security
          Holders Disclosures                                         5
Item 5. Other Information                                             5
Item 6. Exhibits and Reports on Form 8-K                              5

Signatures                                                            7
Certifications                                                        8




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

                                     PART I


Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                             CONDENSED BALANCE SHEET

                                 MARCH 31, 2003
                                   (UNAUDITED)

                                     Assets

Current assets
     Cash and cash equivalents                                     $     12,182
     Inventory                                                           56,271

           Total current assets                                          68,453

Other assets
     Intangible assets - net                                            719,920
     Other assets                                                         8,544

           Total other assets                                           728,464

           Total assets                                            $    796,917


                    Liabilities and Stockholders' Deficiency

Current liabilities
     Accounts payable and accrued liabilities                      $    242,423
     Due to stockholder - asset acquisition                           1,440,000
     Loans payable - stockholders                                     1,784,675
     Due to distributor                                                 103,500

           Total liabilities                                          3,570,598

Stockholders' deficiency
     Preferred - $.0007 par value,
         10,000,000 shares authorized,
         2,500,000 shares issued and outstanding                          1,750
     Common - $.0007 par value,
         600,000,000 shares authorized;
         246,939,950 shares issued and outstanding                      173,278
     Paid-in-capital                                                  8,005,172
     Deficit                                                        (10,953,881)

           Total stockholders' deficiency                            (2,773,681)

           Total liabilities and stockholders' deficiency          $    796,917

          The accompanying notes are an integral part of the condensed financial statements.

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             Three Months Ended
                                                 March 31:
                                        --------------------------
                                           2003             2002
                                        ---------        ---------
Revenues                                $   4,529        $   1,788

Expenses                                  207,548          438,606
                                        ---------        ---------

         Operating loss                  (203,019)        (436,818)

Other expense                                 442               --
                                        ---------        ---------

         Net loss                       $(203,461)       $(436,818)
                                        =========        =========

  Loss per share of  common stock
    Basic and diluted                   $    (.00)       $    (.00)
                                        =========        =========


          The accompanying notes are an integral part of the condensed financial statements.

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                              Three Months Ended March 31,
                                                                 2003             2002
                                                               ---------        ---------
Cash flows from operating activities
     Net cash provided by (used in) operations                 $(292,700)       $ 204,871
                                                               ---------        ---------
Cash flows from financing activities
     Loans payable - stockholders - net                          304,663               --
     Payments on short-term loans payable - net                       --         (212,000)
                                                               ---------        ---------
     Net cash provided by (used in) financing activities         304,663         (212,000)
                                                               ---------        ---------
Net increase (decrease) in cash and cash equivalents              11,963           (7,129)

Cash and cash equivalents - beginning of period                      219            7,316
                                                               ---------        ---------
Cash and cash equivalents - end of period                      $  12,182        $     187
                                                               =========        =========

Supplemental cash flow information:
         Cash paid during the year for:
                  Interest                                     $      --        $      --
                                                               =========        =========
                  Income taxes                                 $      --        $      --
                                                               =========        =========

Non-cash transaction:
         Preferred stock issued for services                   $   1,750        $      --
                                                               =========        =========

          The accompanying notes are an integral part of the condensed financial statements.

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2002.


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

     These financial statements have been prepared assuming that the Company will continue as a going concern. The Company presently has operating risks and liquidity concerns and has incurred an accumulated deficit of $10,953,881 at March 31, 2003 and current liabilities exceeded current assets by $3,502,145. There can be no assurance that the Company will be able to successfully acquire the necessary capital to mitigate their operating risks and continue their on-going development efforts and bring their products to the commercial market. These factors, among others, create a substantial uncertainty about the Company's ability to continue as a going concern.

     CONTROL BY PRINCIPAL STOCKHOLDERS

     The director, executive officers and other related parties own beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the preferred stock and common stock of the Company. Accordingly, the director, executive officers and related parties, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of APPI and the dissolution, merger or sale of all of the Company's assets.

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid debt securities purchased with original or remaining maturities of three months or less to be cash equivalents.

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair market value because of the short maturity of those instruments. It is not practicable to estimate the fair value of the loans payable to stockholders due to the fact that they are related party transactions.

     INVENTORIES

     Inventories are stated at the lower of cost or market. The Company intends to determine cost on a first-in, first-out basis. At March 31, 2003, inventories consisted of $47,670 of raw materials and $ 8,601 of finished goods and are stated at estimated cost.

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

     LONG LIVED ASSETS TO BE DISPOSED OF AND IMPAIRMENT OF LONG LIVED ASSETS

     The Company adopted SFAS No.144 in 2002. SFAS 144 retains the fundamental provisions of SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. The adoption of SFAS 144 did have a material effect on the Company's financial position as of March 31, 2003.

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

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     The Company has a carryforward federal net operating tax loss carry forwards expiring in the years 2010 to 2023. The potential tax benefit of this net operating loss has been offset by a full valuation allowance. The utilization of the net operating loss may be subject to a substantial limitation due to the "Change of ownership provisions" under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating loss before its full utilization.

     LOSS PER SHARE

     The Company computed basic and diluted loss per share amounts for March 31, 2003 and 2002 pursuant to the Statement of Financial Accounting Standard
     (SFAS) No. 128, "Earnings Per Share." No dilution resulted from the 9,000,000 and 5,500,000 employee stock options outstanding at March 31, 2003 and 2002, respectively, because of the net loss.

     Basic loss per common share ("LPS") is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive stock options.

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

     LOSS PER SHARE (Continued)

     The numerator and denominator used in the basic and diluted LPS of common stock computations are presented in the following table:

                                                     Three Months Ended March 31,
NUMERATOR FOR BASIC AND DILUTED LPS                    2003                 2002
                                                  -------------        -------------
    Net loss to common shareholders               $    (203,461)       $    (436,818)
                                                  =============        =============
DENOMINATOR FOR BASIC AND DILUTED LPS
    Weighted average shares of common stock
        Outstanding                                 246,939,950          235,358,486
                                                  =============        =============
LPS - basic and diluted                           $        (.00)       $        (.00)
                                                  =============        =============


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

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

     RECLASSIFICATION

     Certain prior year's amounts have been reclassified to conform to the 2003 presentation.


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

     The purchase price for the thirteen-step process was the issuance to Mr. C.J. Lieberman of 18 million shares of the Company's common stock, which was to be issued to him in two phases. In 2001, the agreement called for 12 million shares of the Company's stock to be issued at the first phase. As of March 31, 2003, none of the stock related to this agreement had been issued. The Company, therefore, accrued and included in the caption "due to stockholder - asset acquisition" in 2000, $1,440,000, which was managements' determination of the common stock value of the 12 million shares at the time of the agreement, in anticipation of issuing the common stock shares to Mr. C.J. Lieberman. Due to the asset impairment, discussed below, no further liability was recorded on the remaining value of the 6,000,000 shares not issued and therefore not recorded in "due to stockholder - asset acquisition".

     This agreement, entered into in 1999 was initially recorded in 2000 as a transfer between entities under common control and was therefore recorded on the Company's records as research and development expenses and a liability in accrued expenses. In 2001 management concluded that this transaction was recorded in error and made a correction to the 2000 financial statements, in 2001, by recording a prior period adjustment. The prior period adjustment (correction) made to the Company's records was to record an intangible asset, totaling $ 1,440,000, on the balance sheet and a credit to retained earnings. Due to the lack of sales for the approximate three year period ending December 31, 2002, and based on management's current projection of the future present value of cash flows from its products sales, an impairment loss in the amount of $909,600 was recorded in 2002. The accumulated impairment loss which includes prior years' amortization totaled $1,029,600 at March 31, 2003. The estimated fair value of the intangible asset estimated by management to be $410,400 and is included under the caption "Intangible assets-net", at March 31, 2003

     Unless future sales are generated, this intangible asset is subject to future impairment loss provisions.

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.   RELATED-PARTIES STOCK AND ASSET TRANSACTIONS (Continued)

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

     Upon his resignation as President in 1996, the Company retained Mr. C.J. Lieberman as a consultant. His current consultant's agreement, dated June 10, 1999, provides for monthly consulting fees of $9,000 ($108,000 annually), reimbursement of all direct expenses incurred while providing services to the Company and a five-year option to purchase 750,000 shares of the Company's common stock at an exercise price of $.02 per share. There were 9 million shares of common stock issued in 2002 to Mr. C.J. Lieberman in payment for his services rendered.

     Included on the balance sheet in "Loans payable - stockholders" are accrued salaries, consulting and other expenses paid on behalf of the Company by Mr. C.J. Lieberman. The balance due was $21,172 at March 31, 2003.

     The President and sole director of the Company, Mr. David Lieberman, lent the Company his personal funds to pay expenses on behalf of the Company. As of March 31, 2003, included on the balance sheet in "Loans payable - stockholders" are accrued salaries, consulting and other expenses paid on behalf of the Company by Mr. David Lieberman. The balance due was $613,533 at March 31, 2003.

     On February 28, 2000 the Company entered into an Asset Purchase Agreement with Dr. Leonard Bielory (Chairman of the Board of Directors of APPI who resigned in January 2003) whereby the Company acquired the exclusive rights and interest to allergy and sinus formulations he developed ("Assets"). The purchase price includes options to purchase 18 million shares of the Company's common stock at an aggregate exercise price of $180. The options are to be issued in two phases. The first phase was completed in 2000 and the options required to purchase the Assets, 12 million shares, were issued during the fourth quarter of 2000. The fair value of the 12 million shares, as determined by management, was $1,079,880 and is included in "Intangible assets - net" on the balance sheet. Due to the lack of sales for the approximate three year period ending December 31, 2002, and based on management's current projection of the future anticipated present value of cash flows from this product's sales, an impairment loss in the amount of $684,344 was recorded in 2002. The accumulated impairment loss, which includes prior years' amortization, totaled $770,360 at March 31, 2003. The net intangible asset, as shown on the balance sheet under the caption "Intangible assets-net", at March 31, 2003 was $309,520. Unless future sales are generated, this intangible asset is subject to future impairment provision losses.

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.   RELATED-PARTIES STOCK AND ASSET TRANSACTIONS (Continued)

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

     In March 2003, the Company issued 1,250,000 shares of Series A Preferred Stock to David Lieberman, sole director and stockholder and 1,250,000 shares of Series A Preferred Stock to C.J. Lieberman, a shareholder of the Company for services rendered. The stock was issued at par value, $.0007 per share. These two stockholders own 100% of the outstanding Series A Preferred Stock.


3.   INTANGIBLE ASSETS

     Intangible assets consist of the above mentioned agreement with Mr. C.J. Lieberman to purchase the thirteen-step manufacturing process, to manufacture herbal dietary supplements and the agreement with Dr. Bielory for the exclusive rights and interest to his allergy and sinus formulations. Such intangible assets, which have indefinite lives, are not subject to amortization, in accordance with SFAS 142. These assets are recorded on the balance sheet, net of the accumulated impairment provisions and were $ 719,920 at March 31, 2003.

4.   CAPITAL STOCK

     In 2003, The Board of Directors of the Company elected and the stockholders voted to amend the Certificate of Incorporation of the Company to change authorized number of shares from 250,000,000 million shares of common stock and 5,000,000 shares of preferred stock to 600,000,000 million shares of common stock and 10,000,000 shares of preferred stock by means of an amendment to the Company's Certificate of Incorporation. The preferred shares voting rights are equivalent to 150 shares of common stock for each share of preferred stock. The Board of Directors determined that it was in the best interests of the Company to make this change at this time, due to the fact that the Company has issued almost the entire authorized amount permitted under the Certificate of Incorporation. This would limit the ability of the Company to issue shares to raise capital, pay for various services and other related activities.

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

     On February 28, 2001, the Company entered into a loan agreement with Mr. Berkowitz, an employee and shareholder of the Company. The agreement is for a maximum loan amount of $100,000. As of March 31, 2003 the Company has borrowed $56,449 on this loan. The loan is interest free and includes the option to be paid back in Company stock. If the loan is paid in Company stock, the stock conversion price is $.0165 per share. During 2002, 2 million shares of the common stock were issued to Mr. Berkowitz as partial repayment of the loan.


7.   COMMITMENTS AND CONTINGENCIES

     The Company has employment agreements with four employees and consulting contracts with individuals who are also stockholders of the Company. At March 31, 2003, the Company has a total liability for accrued salaries to stockholders of $858,162. There are certain accrued payroll tax liabilities owed to the IRS on some of the salaries to stockholders that were paid in prior years, pursuant to these agreements.

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7.   COMMITMENTS AND CONTINGENCIES (Continued)

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

     The Company will also pay FMS a placement fee for any transactions consummated, directly or indirectly, through FMS during the term of the agreement or within two years thereafter. The placement fee will consist of a payment equal to 10% of the gross proceeds raised from the sale of applicable securities, reimbursement of non-accountable expenses equal to 3% of the gross proceeds from the sale of any applicable securities plus warrants to purchase common stock equal to 10% of the applicable shares sold. Additionally, the Company will reimburse FMS for all reasonable out-of-pocket expenses incurred in the performance of this agreement, up to a maximum of $25,000. As of March 31, 2003, this contract has not been exercised or terminated.

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

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7.   COMMITMENTS AND CONTINGENCIES (Continued)

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

     LITIGATION

     A judgment has been issued against against the Company based on a summons dated March 24, 2003 in the amount of $7,350 plus interest from May 2000 in a suit brought by a vendor. It is probable that the Company will also be liable for legal fees. The Company is in negotiations to settle this case.


8.   SUBSEQUENT EVENTS

     On April 7, 2003 the Board of Directors authorized the issuance of a total 219,350,000 common shares, of which 136,000,000 are restricted shares, for services from outside consultants, stockholders and repayment of stockholder's loans. The shares were issued at $.005 per share, determined by management to be the fair market value of the shares at the time of issuance. These shares were issued on May 12, 2003.

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

Item 3 - Controls And Procedures

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely altering them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.


                                     PART II

ITEM 1 - Legal Proceedings

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

ITEM 2 - Changes in Securities

     On February 13, 2003, the Board of Directors of the Registrant a Designated a Series A Preferred Stock, with the designation and rights as set forth on the Current Report filed on March 18, 2003. Each share of Series A Preferred Stock has voting rights equal to 150 shares of common stock of the Registrant.

     On April 30, 2003, the Registrant filed with the Secretary of State of the State of Delaware, to increase the authorized capital of the Registrant from 250,000,000 million shares of Common Stock and 5,000,000 shares of preferred stock to 600,000,000 million shares of Common Stock and 10,000,000 million shares of preferred stock, by means of an amendment to the Company's Certificate of Incorporation.


ITEM 3 - Defaults upon Senior Securities

     None


ITEM 4 - Submission of Matters to a Vote of Security Holders

     On March 24, 2003, the Registrant filed with the Secretary of State of the State of Delaware, to increase the authorized capital of the Registrant from 250,000,000 million shares of Common Stock and 5,000,000 shares of preferred stock to 600,000,000 million shares of Common Stock and 10,000,000 million shares of preferred stock, by means of an amendment to the Company's Certificate of Incorporation.


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


(b) Reports on Form 8-K

     On March 18, 2003, we filed a Current Report on Form 8-K, with respect to Items 4 and 7, related to the change of the Independent Auditor of the Company, along with the designation of Series A Preferred Stock of the Company, that was already authorized by the Certificate of Incorporation, but not issued prior, and the resignation of Dr. Bileory Chairman of the Board of Directors.

     On April 7, 2003, we filed a Current Report on Form 8-K, amending the disclosure contained in Item 4 of the Current Report on Form 8-K previously filed on March 18, 2003.

     On May 8, 2003, we filed a Current Report on Form 8-K, amending the disclosure contained in Item 4 of the Current Report on Form 8-K previously filed on March 18, 2003 and amended thereafter on April 7, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 19, 2003                              By: /s/ David Lieberman
                                                    ----------------------------
                                                    David Lieberman,
                                                    President and Sole Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

DATE                                            SIGNATURE / TITLE

Date: May 19, 2003                              By: /s/ David Lieberman
                                                    ----------------------------
                                                    David Lieberman
                                                    Sole Director

I, David Lieberman, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Advanced Plant Pharmaceuticals, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 19, 2003

/s/ David Lieberman
--------------------------------
David Lieberman
Sole Officer and Chief Financial Officer