Form 10QSB
period 2003-06-30
ADVANCED PLANT PHARMACEUTICALS INC
filed 2003-08-19
CIK 943535

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 18, 2003; 488,165,632 shares of common stock

Transitional  Small  Business  Disclosure  Format  (Check  one): Yes [  ] No [X]

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                               Form 10-QSB- Index

                       For the Quarter Ended June 30, 2003


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

     On May 28, 2003, the Registrant entered into an agreement with Tele-V, LLC, a marketing company with in-house expertise in purchasing, manufacturing and marketing consumer products, and the ability to execute print and broadcast media buys.

     According to the terms of the agreement, Tele-V, LLC has the exclusive right to purchase a minimum of 100,000 bottles, through July 2003 of APPI's patented cholesterol reducing dietary supplement, Lo-Chol, for resale. In exchange for awarding Tele-V, LLC the exclusive rights for the marketing and distribution of Lo-Chol, Tele-V, LLC has agreed to bear all costs associated with the marketing, designs, and distribution etc. of Lo-Chol, including a significant commitment of media buys. Tele-V, LLC will produce and air a Lo-Chol radio commercial within 90 days of this agreement, followed by the production and airing of an infomercial on Lo-Chol within 120 days.

     Pursuant to the Agreement, Tele-V shall purchase a minimum of $2,000,000 worth of purchase orders per year after the date of the first purchase order.

     Sales for the last six months have totaled $64,673, with a total of $61,942.


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


Critical Accounting Policies
----------------------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management of the Company to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. The Company considers its critical accounting policies to be those that require the more significant judgments and estimates in the preparation of the Company's financial statements, including the following: valuation of inventories and intangible assets, valuation of stock options and warrants, and valuation of all accrued liabilities including payroll taxes and other contingent liabilities. Management relies on historical experience and on other assumptions believed to be reasonable under the circumstances in making its judgment and estimates. Actual results could differ materially from those estimates.


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

     The Company was sued by Airgate International Corp. ("Airgate") that provided services to the Company. These services involved importing certain items and supplies for the Company. The suit seeks the sum of$7,350.00 in unpaid invoices. If the Company is unable to work out a resolution of this action, it could have a material affect upon the Company. Counsel for the Company has been in contact with the attorney's for Airgate, and intends to file and answer to the complaint. The parties have reached an agreement for the payment of the outstanding amount. The agreement has not been reduced to writing, although the Company has commenced making payments.


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

     On  June  16,  2003, we filed a Current Report on Form 8-K, with respect to
Item 5. Other Events and Regulation FD Disclosure, with respect to the Agreement with Tele-V LLC regarding marketing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:          August  18,  2003          By:  /s/  David  Lieberman
                                          ----------------------------
                                          David  Lieberman,
                                          President  and  Sole  Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

DATE                                   SIGNATURE  /  TITLE


Date:               August  18,  2003          By:  /s/  David  Lieberman
                                                ----------------------------
                                                David  Lieberman
                                                 Sole  Director

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

August  18,  2003
/s/  David  Lieberman
--------------------------------
David  Lieberman
Sole  Officer  and  Chief  Financial  Officer

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                             CONDENSED BALANCE SHEET

                                  JUNE 30, 2003
                                   (UNAUDITED)




                                                      Assets

Current assets
     Cash and cash equivalents                                                                  $        40,115
     Accounts receivable                                                                                 28,897
     Inventory                                                                                           47,801
                                                                                                ---------------

           Total current assets                                                                         116,813
                                                                                                ---------------

Other assets
     Intangible assets - net                                                                            719,920
     Other assets                                                                                         8,544
                                                                                                ---------------

           Total other assets                                                                           728,464
                                                                                                ---------------

           Total assets                                                                         $       845,277
                                                                                                ===============


                                     Liabilities and Stockholders' Deficiency

Current liabilities
     Accounts payable and accrued liabilities                                                   $       277,126
     Due to stockholder - asset acquisition                                                           1,440,000
     Loans payable - stockholders                                                                     1,076,162
     Due to distributor                                                                                 103,500
                                                                                                ---------------

           Total liabilities                                                                          2,896,788
                                                                                                ---------------

Stockholders' deficiency
     Preferred - $.0007 par value,
         10,000,000 shares authorized,
         2,500,000 shares issued and outstanding                                                          1,750
     Common - $.0007 par value,
         600,000,000 shares authorized;
         488,166,060 shares issued and outstanding                                                      341,716
     Paid-in-capital                                                                                  9,135,733
     Deficit                                                                                        (11,530,710)
                                                                                                ----------------

           Total stockholders' deficiency                                                            (2,051,511)
                                                                                                ----------------


           Total liabilities and stockholders' deficiency                                       $       845,277
                                                                                                ===============


                   The accompanying notes are an integral part
                     of the condensed financial statements.
                                        1



                      ADVANCED PLANT PHARMACEUTICALS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                   Three Months Ended                     Six Months Ended
                                                        June 30,                              June 30,
                                                        -------                               -------
                                                 2003              2002                2003               2002
                                                 ----              ----                ----               ----

Net sales                                    $     61,981      $      5,961       $     64,726        $      7,749

Cost of goods sold                                 27,340             2,973             29,466               3,914
                                             ------------      ------------       ------------        ------------

         Gross profit                              34,641             2,988             35,260               3,835

Operating expenses:
     General and administrative                   611,225           399,661            815,372             837,326
                                             ------------      ------------       ------------        ------------

  Operating loss                                 (576,584)         (396,673)          (780,112)           (833,491)

  Provision for income taxes                         (245)            -                   (687)               -
                                             ------------      ------------       ------------        ------------

         Net loss                            $   (576,829)     $   (396,673)      $   (780,799)       $   (833,491)
                                             ============      ============       ============      ==============

Loss per common share                        $ (0.00)          $ (0.00)           $ (0.00)              $     (0.00)
                                             ============      ============       ============      ===============


                   The accompanying notes are an integral part
                     of the condensed financial statements.
                                        2




                      ADVANCED PLANT PHARMACEUTICALS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                             Six Months Ended June 30,
                                                                             2003                 2002
                                                                             ----                 ----

Cash flows from operating activities
     Net cash provided by (used in) operations                           $      143,402       $     151,683
                                                                         --------------       -------------

Cash flows from financing activities
     Loans payable - stockholders - net                                        (103,506)              -
     Payments on short-term loans payable - net                                  -                  (158,208)
                                                                        ---------------      ---------------

     Net cash used in financing activities                                     (103,506)            (158,208)
                                                                        ----------------     ---------------

Net increase (decrease) in cash and cash equivalents                             39,896               (6,525)

Cash and cash equivalents - beginning of period                                     219                7,316
                                                                        ---------------      ---------------

Cash and cash equivalents - end of period                               $        40,115      $           791
                                                                        ===============      ===============



Supplemental cash flow information: Cash paid during the year for:
                  Interest                                              $        -           $        -
                                                                        ===============      ==============
                  Income taxes                                          $           687      $        -
                                                                        ===============      ==============

Non-cash transaction:
         Preferred stock issued for services                            $         1,750      $        -
                                                                        ===============      ==============

         Common stock issued for services                               $       290,507      $   374,221
                                                                        ===============      ==============



                   The accompanying notes are an integral part
                     of the condensed financial statements.
                                        3

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2002.


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

       These financial statements have been prepared assuming that the Company will continue as a going concern. The Company presently has operating risks and liquidity concerns and has incurred an accumulated deficit of $11,530,710 and stockholder's deficiency of $2,051,511 as of June 30, 2003 and current liabilities exceeded current assets by $2,779,975. There can be no assurance that the Company will be able to successfully acquire the necessary capital to mitigate their operating risks and continue their on-going development efforts and bring their products to the commercial market. These factors, among others, create a substantial uncertainty about the Company's ability to continue as a going concern.

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

       INVENTORIES

       Inventories are stated at the lower of cost or market. The Company intends to determine cost on a first-in, first-out basis. At June 30, 2003, inventories consisted of $47,401 of raw materials and $400 of finished goods, which are stated at estimated cost.

       REVENUE RECOGNITION

       Product revenue is recognized upon shipment to customers. The Company has adopted Securities and Exchange Commission's Staff Accounting Bulletin
       (SAB) No. 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

       During the quarter ended June 30, 2003, the Company received an order for 10,500 units of its Lo-Chol cholesterol reducing supplement and sold 10,500 units as of June 30, 2003 to one customer.

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


       LOSS PER SHARE

       The Company computed basic and diluted loss per share amounts for June 30, 2003 and 2002 pursuant to the Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share." No dilution resulted from the 9,000,000 and 5,500,000 employee stock options outstanding at June 30, 2003 and 2002, respectively, because of the net loss.

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

       The numerator and denominator used in the basic and diluted LPS of common stock computations are presented in the following table:

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

       LOSS PER SHARE (Continued)



     NUMERATOR FOR BASIC AND DILUTED LPS                   2003         2002
                                                           ----         ----
         Net loss to common shareholders            $   (780,799)   $  (436,818)
                                                    ==============  ============
     DENOMINATOR FOR BASIC AND DILUTED LPS
         Weighted average shares of common stock
             Outstanding                             314,186,041     242,869,255
                                                     =============  ============

     LPS - basic and diluted                        $       (.00)   $      (.00)
                                                    ==============  ============

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

       SIGNIFICANT ESTIMATES

       Several areas require significant management estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The more significant areas requiring the use of management estimates relate to the valuation of inventory, intangible assets, all accrued liabilities and the valuation of the stock options and stock issued for debt and services provided by related parties.

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

       The purchase price for the thirteen-step process was the issuance to Mr. C.J. Lieberman of 18 million shares of the Company's common stock, which was to be issued to him in two phases. In 2001, the agreement called for 12 million shares of the Company's stock to be issued at the first phase. As of June 30, 2003, none of the stock related to this agreement had been issued. The Company, therefore, accrued and included in the caption "due to stockholder - asset acquisition" in 2000, $1,440,000, which was managements' determination of the common stock value of the 12 million shares at the time of the agreement, in anticipation of issuing the common stock shares to Mr. C.J. Lieberman. Due to the asset impairment, discussed below, no further liability was recorded on the remaining value of the 6,000,000 shares not issued and therefore not recorded in "due to stockholder - asset acquisition".

       This agreement, entered into in 1999 was initially recorded in 2000 as a transfer between entities under common control and was therefore recorded on the Company's records as research and development expenses and a liability in accrued expenses. In 2001 management concluded that this transaction was recorded in error and made a correction to the 2000 financial statements, in 2001, by recording a prior period adjustment. The prior period adjustment (correction) made to the Company's records was to record an intangible asset, totaling $ 1,440,000, on the balance sheet and an increase to retained earnings. Due to the lack of sales for the approximate three year period ending December 31, 2002, and based on management's current projection of the future present value of cash flows from its products sales, an impairment loss in the amount of $909,600 was recorded in 2002. The accumulated impairment loss which includes prior years' amortization totaled $1,029,600 at June 30, 2003. The estimated fair value of the intangible asset estimated by management at December 31, 2002 was $410,400 and is included under the caption "Intangible assets-net", at June 30, 2003. Unless future sales are generated, this intangible asset is subject to future impairment loss provisions.

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

       The President and sole director of the Company, Mr. David Lieberman, lent the Company his personal funds to pay expenses on behalf of the Company. As of June 30, 2003, included on the balance sheet in "Loans payable - stockholders" are accrued salaries, consulting and other expenses paid on behalf of the Company by Mr. David Lieberman. The balance due was $487,033 at June 30, 2003.

       On February 28, 2000 the Company entered into an Asset Purchase Agreement with Dr. Leonard Bielory (Chairman of the Board of Directors of APPI who resigned in January 2003) whereby the Company acquired the exclusive rights and interest to allergy and sinus formulations he developed ("Assets"). The purchase price includes options to purchase 18 million shares of the Company's common stock at an aggregate exercise price of $180. The options are to be issued in two phases. The first phase was completed in 2000 and the options required to purchase the Assets, 12 million shares, were issued during the fourth quarter of 2000. The fair value of the 12 million shares, as determined by management, was $1,079,880 and is included in "Intangible assets - net" on the balance sheet. Due to the lack of sales for the approximate three year period ending December 31, 2002, and based on management's current projection of the future anticipated present value of cash flows from this product's sales, an impairment loss in the amount of $684,344 was recorded in 2002. The accumulated impairment loss, which includes prior years' amortization, totaled $770,360 at June 30, 2003. The net intangible asset, as shown on the balance sheet under the caption "Intangible assets-net", at June 30, 2003 was $309,520. Unless future sales are generated, this intangible asset is subject to future impairment provision losses.

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

        During the three months ended June 30, 2003, the Company had issued 110,226,110 shares of its common stock in lieu of payments in cash for services rendered, some to related parties. Included in this total are 10,000,000 million shares issued to Consulting Solutions Group, per a consulting agreement as entered into as of May 12, 2003. These shares represent $290,507 of expenses in lieu of cash to the Company as of June 30, 2003.

        During the three months ended June 30, 2003, the Company issued 131,000,000 shares of its common stock to its existing stockholders in repayment of their outstanding loans to the company. These shares represent repayments of $611,500 to existing shareholders which is reflected on the balance sheet under the caption "Loans payable - shareholders".

3. INTANGIBLE ASSETS

       Intangible assets consist of the above mentioned agreement with Mr. C.J. Lieberman to purchase the thirteen-step manufacturing process, to manufacture herbal dietary supplements and the agreement with Dr. Bielory for the exclusive rights and interest to his allergy and sinus formulations. Such intangible assets, which have indefinite lives, are not subject to amortization, in accordance with SFAS 142. These assets are recorded on the balance sheet, net of the accumulated impairment provisions and were $ 719,920 at June 30, 2003.

4. CAPITAL STOCK

       In 2003, The Board of Directors of the Company elected and the stockholders voted to amend the Certificate of Incorporation of the Company to change authorized number of shares from 250,000,000 million shares of common stock and 5,000,000 shares of preferred stock to 600,000,000 million shares of common stock and 10,000,000 shares of preferred stock by

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2. RELATED-PARTIES STOCK AND ASSET TRANSACTIONS (Continued)

       CAPITAL STOCK (Continued)


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

        On February 28, 2001, the Company entered into a loan agreement with Mr. Berkowitz, an employee and shareholder of the Company. The agreement is for a maximum loan amount of $100,000. As of June 30, 2003, the Company has borrowed $56,449 on this loan. The loan is interest free and includes the option to be paid back in Company stock. If the loan is paid in Company stock, the stock conversion price is $.0165 per share. During 2002, 2 million shares of the common stock were issued to Mr. Berkowitz as partial repayment of the loan.


7. COMMITMENTS AND CONTINGENCIES

        The Company has employment agreements with four employees and consulting contracts with individuals who are also stockholders of the Company. At June 30, 2003,, the Company has a total liability for accrued salaries to stockholders of $524,546. There are certain accrued payroll tax liabilities owed to the IRS on some of the salaries to stockholders that were paid in prior years, pursuant to these agreements.

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

        On April 15, 2003, the Company entered into a consulting agreement with Consulting Solutions Group. The agreement is for a one year term. Compensation under the agreement is for the Company to issue 10,000,000 shares of its common stock. The stock was issued to Consulting Solutions Group as of May 12, 2003.

        On May 28, 2003 the Company entered into a consulting agreement with Tele. V LLC whereas Tele. V LLC will provide consulting, advice and assistance to the Company in the areas of marketing and promotion. Tele. V LLC has assisted the company in reaching sales distribution agreement with IGIA, Inc., a New York City based full service direct response marketing and merchandising company. The agreement grants Tele V. the exclusive right to purchase a minimum of 100,000 units of the Company's cholesterol reducing dietary supplement, Lo-Chol. Tele V. will bear all the related costs of marketing and distribution, including the creation and production of an infomercial. The Company per the agreement is required to issue 30 million shares of common stock upon execution of the agreement. Tele.V LLC will produce an infomercial for the Company at which time the Company is required to issue 2,500,000 preferred shares, representing 25% of the voting rights of the Company; in addition, the Company is required to issue an additional 100 million common shares to Tele. V LLC, for a total of 130 million common shares. The Company is required to maintain Tele. V LLC at 50% of the issued and outstanding preferred shares and 25% of the total issued and outstanding common shares; at not time can Tele V. LLC's share drop below these percentages, respectively. The Company will be required to issue to Tele
        V. LLC an additional 20% of the then issued and outstanding common shares upon the Company achieving $2,000,000 in sales of its products. At no time can Tele V. LLC's total share of the Company for both preferred shares and common shares be reduced below 50% and 25%, respectively.

        The agreement with IGIA, Inc., ("IGIA") is an exclusive agreement whereby the Company has agreed to sell substantially all of its products solely to IGIA and IGIA has the exclusive right to

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7. COMMITMENTS AND CONTINGENCIES (Continued)

        market the product on a worldwide basis. There is also a covenant not to compete for the length of the agreement plus one year after termination of the agreement. IGIA will be responsible for the marketing and promotion of the dietary supplements, and IGIA has agreed to purchase a minimum of $2,000,000 per annum of the Company's supplements.

        On May 12, 2003, the Company entered into an agreement with Dr. Gerard Armand to serve as the Company's Director of Clinical Research and Manufacturing. The agreement is for a one year term, and requires the Company to issue to Dr. Armand 500,000 shares of common stock and a monthly stipend of $150.00 for services rendered.

        LITIGATION

        The Company is a defendant in several lawsuits arising in the normal course of business and involves claims for damages. The Company is contesting the actions but is unable to predict the ultimate outcome. Included in accounts payable and accrued liabilities is a reserve against such claims for damages. The Company is in negotiations to settle all matters.

       CONCENTRATION OF CREDIT RISK

       The Company has one major customer that provided 93% of the total sales for the six months ended June 30, 2003. The loss of this customer would further hamper the Company's efforts to bring its products to the commercial market.