Form 10QSB
period 2003-09-30
ADVANCED PLANT PHARMACEUTICALS INC
filed 2003-11-19
CIK 943535

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON D.C.

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, For the Quarter Ended September 30, 2003

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


                 43 West 33rd Street, New York, New York 10001
                 ---------------------------------------------
                     Address of principal executive offices

        Registrant's telephone number, including area code: 212-695-3334

         Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes         X          No
                                                 --        -----

         As of November 13, 2003, there were issued and outstanding 517,666,060 shares of Common Stock, $.0007 par value per share.

             Transitional Small Business Disclosure Format

                                     Yes                   No X
                                                 --        -----

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                                      INDEX
                                      -----

                                                                                               PAGE
                                                                                               NUMBER
                                                                                              ----------

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Condensed financial statements     (unaudited)

         Condensed Balance sheet as of September 30, 2003                                        3

         Condensed Statements of operations for the nine months
                  ending September 30, 2003 and 2002                                             4

         Condensed Statements of operations for the three months
                  ending September 30, 2003 and 2002                                             5

         Condensed Statements of cash flows                                                      6

         Notes to financial statements                                                           7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                     11

Item 3.   Controls and Procedures                                                                13

PART II.  OTHER INFORMATION                                                                      14
          ----------------

SIGNATURES                                                                                       15


                                     PART I

ITEM 1. CONDENSED FINANCIAL STATEMENTS

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                             CONDENSED BALANCE SHEET

                               SEPTEMBER 30, 2003
                                   (UNAUDITED)




                                                      Assets
                                                      ------

Current assets
     Cash and cash equivalents                                                                  $       247,008
     Accounts receivable                                                                                 28,385
     Inventory                                                                                           77,481
                                                                                                ---------------

           Total current assets                                                                         352,874
                                                                                                ---------------

Other assets
     Intangible assets - net                                                                            719,920
     Other assets                                                                                        11,031
                                                                                                ---------------

           Total other assets                                                                           730,951
                                                                                                ---------------

           Total assets                                                                         $     1,083,825
                                                                                                ===============


                                     Liabilities and Stockholders' Deficiency
                                     ----------------------------------------

Current liabilities
     Accounts payable and accrued liabilities                                                   $       302,236
     Due to stockholder - asset acquisition                                                           1,440,000
     Due to stockholders                                                                              1,149,081
     Loan payable - other                                                                               350,000
     Due to distributor                                                                                 103,500
                                                                                                ---------------

           Total liabilities                                                                          3,344,817
                                                                                                ---------------

Stockholders' deficiency
     Preferred - $.0007 par value,
         10,000,000 shares authorized,
         2,500,000 shares issued and outstanding                                                          1,750
     Common - $.0007 par value,
         600,000,000 shares authorized;
         517,666,060 shares issued and outstanding                                                      362,366
     Paid-in-capital                                                                                  9,645,583
     Deficit                                                                                        (12,270,691)
                                                                                                ---------------

           Total stockholders' deficiency                                                            (2,260,992)
                                                                                                ---------------

           Total liabilities and stockholders' deficiency                                       $     1,083,825
                                                                                                ===============

                   The accompanying notes are an integral part
                     of the condensed financial statements.

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                   Three Months Ended                     Nine Months Ended
                                                      September 30,                         September 30,
                                                      ------------                          ------------
                                                 2003              2002                2003               2002
                                                 ----              ----                ----               ----

Net sales                                    $      4,151      $      5,302       $       70,660     $        13,051

Cost of goods sold                                  1,163             2,625               30,629               6,539
                                             ------------      ------------       --------------     ---------------

         Gross profit                               2,988             2,677               40,031               6,512

Operating expenses:
     General and administrative                   742,969           371,390            1,559,616           1,208,716
                                             ------------      ------------       --------------     ---------------

  Operating loss                                 (739,981)         (368,713)          (1,519,585)         (1,202,204)

  Provision for income taxes                        -                 -                     (687)              -
                                             ------------      -----------        --------------     ---------------

         Net loss                            $   (739,981)     $   (368,713)      $   (1,520,272)    $    (1,202,204)
                                             ============      ============       ==============     ===============

Loss per common share                        $       0.00      $       0.00       $        0.00      $         0.00
                                             ============      ============       ==============     ===============
  Weighted average shares
  outstanding                                 496,055,460       244,847,277          374,837,987         244,847,277
                                             ============      ============       ==============     ===============


                   The accompanying notes are an integral part
                     of the condensed financial statements.

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                              Nine Months Ended
                                                                                September 30,
                                                                          2003                 2002
                                                                          ----                 ----

Cash flows from operating activities
     Net cash provided by operations                                $           295       $       125,639
                                                                    ---------------       ---------------

Cash flows from financing activities
     Loans payable - stockholders - net                                     246,494                -
     Payments on short-term loans payable - net                              -                   (131,978)
                                                                    ---------------       ---------------

     Net cash provided by (used in) financing
         Activities                                                         246,494              (131,978)
                                                                    ---------------       ---------------

Net increase (decrease) in cash and cash    equivalents
                                                                            246,789                (6,339)

Cash and cash equivalents - beginning of period                                 219                 7,316
                                                                    ---------------       ---------------

Cash and cash equivalents - end of period                           $       247,008       $           977
                                                                    ===============       ===============



Supplemental cash flow information:
      Cash paid during the period for:
        Interest                                                    $             -       $             -
                                                                    ===============       ===============

        Income taxes                                                $           687       $             -
                                                                    ===============       ===============

Non-cash transaction:
     Preferred stock issued for services                            $         1,750       $             -
                                                                    ===============       ===============

     Common stock issued for services                               $     1,432,507       $       398,221
                                                                    ===============       ===============


                   The accompanying notes are an integral part
                     of the condensed financial statements.

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)




The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2002.

1.     SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

       Advanced Plant Pharmaceuticals, Inc. ("The Company" or "APPI") focuses on the sale of plant based dietary health supplements. The Company owns the rights to a thirteen step manufacturing process, which utilizes whole plants to manufacture all natural dietary supplements. The Company intends to use this process to manufacture products that it hopes to distribute worldwide through various sales distribution contracts. APPI was incorporated in November 1994 and had devoted most of its efforts since inception to 1999 conducting research and development and acquiring agreements to the rights of this process and one major sinus product. The Company's manufacturing operations are located in Long Island, New York and its corporate offices are located in New York City.

       GOING CONCERN

       These financial statements have been prepared assuming that the Company will continue as a going concern. The Company presently has operating risks and liquidity concerns and has incurred an accumulated deficit of $12,270,691 and stockholder's deficiency of $2,260,992 as of September 30, 2003 and current liabilities exceeded current assets by $2,991,943. There can be no assurance that the Company will be able to successfully acquire the necessary capital to mitigate their operating risks and continue their on-going development efforts and bring their products to the commercial market. These factors, among others, create a substantial uncertainty about the Company's ability to continue as a going concern.

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

       STOCK ISSUED FOR SERVICES

       The value of stock issued for services are based on management's estimate of the fair value of the Company's stock at the date of issuance or the fair value of the services received, whichever is more reliably measurable.

       RESEARCH AND DEVELOPMENT COSTS

       Research and development costs are expensed as incurred. For the nine months ended September 30, 2003, the Company incurred research and development costs related to clinical trials and testing in the amount of $59,599.

       LOSS PER SHARE

       The Company computed basic and diluted loss per share amounts for September 30, 2003 and 2002 pursuant to the Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share." No dilution resulted from the 9,000,000 and 5,500,000 employee stock options outstanding at September 30, 2003 and 2002, respectively, because of the net loss.

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

       SIGNIFICANT ESTIMATES

       Several areas require significant management estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The more significant areas requiring the use of management estimates relate to the valuation of inventory, intangible assets, contingent liabilities and the valuation of the stock options.

       RECLASSIFICATION

       Certain prior year's amounts have been reclassified to conform to the 2003 presentation.

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.     RELATED PARTY TRANSACTIONS

       In March 2003, the Company issued 1,250,000 shares of Series A Preferred Stock to the sole director and stockholder and 1,250,000 shares of Series A Preferred Stock to a shareholder of the Company for services rendered. The stock was issued at par value, $.0007 per share. These two stockholders own 100% of the outstanding Series A Preferred Stock.

       During the three months ended September 30, 2003, the Company had issued 29,500,000 shares of its common stock in lieu of payments in cash for services rendered by consultants and stockholders. These shares were valued at the fair value of the services performed. Accordingly, consulting expense of $530,500 was recognized for the three months ended September 30, 2003, for these stock issuances.


3.     CAPITAL STOCK

       In 2003, The Board of Directors of the Company elected and the stockholders voted to amend the Certificate of Incorporation of the Company to change authorized number of shares from 250,000,000 shares of common stock and 5,000,000 shares of preferred stock to 600,000,000 shares of common stock and 10,000,000 shares of preferred stock by means of an amendment to the Company's Certificate of Incorporation. The preferred shares voting rights are equivalent to 150 shares of common stock for each share of preferred stock. The Board of Directors determined that it was in the best interests of the Company to make this change at this time, due to the fact that the Company has issued almost the entire authorized amount permitted under the Certificate of Incorporation. This would limit the ability of the Company to issue shares to raise capital, pay for various services and other related activities.


4.     COMMITMENTS AND CONTINGENCIES

       The Company has employment agreements with two employees and consulting contracts with individuals who are also stockholders of the Company. At September 30, 2003, the Company has a total liability for accrued salaries to stockholders of $618,148. There are certain accrued unpaid payroll tax liabilities owed to the IRS on some of the salaries to stockholders that were paid in prior years, pursuant to these agreements.

       On April 15, 2003, the Company entered into a consulting agreement with Consulting Solutions Group. The agreement is for a one year term. Compensation under the agreement is for the Company to issue 10,000,000 shares of its common stock. This stock was issued to Consulting Solutions Group on May 12, 2003.

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.     COMMITMENTS AND CONTINGENCIES (Continued)

       On February 25, 2003, the Company and Tele-V, LLC, ("Tele") a marketing company with experience in print and broadcast media and in purchasing, manufacturing and marketing consumer products, entered into an agreement whereby the Company issued 30,000,000 shares of common stock in consideration for Tele finding a reputable marketing and distribution company capable of successfully promoting, marketing and distributing Lo-Chol. In addition, upon airing of an infomercial for Lo-Chol, the Company was required to issue but fif not issue to Tele 2,500,000 shares of Series A Preferred Stock, which represents 50% of the outstanding shares of Series A Preferred Stock, and 100,000,000 shares of common stock, which represents 26% of the Company's outstanding common stock. Finally, upon the Company achieving sales in excess of $2,000,000 the Company is required to issue 20% of the then outstanding common stock to Tele. Further, pursuant to the agreement, no further issuance of common stock shall in any way dilute or diminish Tele's ownership below 26% of the outstanding common stock or 50% of the outstanding Series A. It is the Company's position that Tele breached this agreement due to its inability to provide a reputable marketing and distribution company capable of successfully promoting, marketing and distributing Lo-Chol. As a result, the Company does not believe it is required to issue the aforementioned securities to Tele.

       On May 28, 2003, the Company entered into an additional agreement (the "Agreement") with Tele. According to the terms of the Agreement, Tele had the exclusive right to purchase a minimum of 100,000 bottles, through May 2004 of the Company's patented cholesterol reducing dietary supplement, Lo-Chol, for resale. In exchange for awarding Tele the exclusive right for the marketing and distribution of Lo-Chol, Tele has agreed to bear all costs associated with the marketing, designs and distribution of Lo-Chol, including a significant commitment of media buys. Tele-V, LLC was also required to produce and air a Lo-Chol radio commercial within 90 days of this agreement, followed by the production and airing of an infomercial on Lo-Chol within 120 days. Pursuant to the Agreement, Tele was required to purchase a minimum of $2,000,000 worth of purchase orders per year after the date of the first purchase order. On July 9, 2003, Tele pursuant to an Assignment and Assumption Agreement, assigned all of its rights, title and interest to purchase, market and resell Lo-Chol to Nutralife Pharmaceuticals, Corp.(Nutralife), which was consented to by the Company. On October 1, 2003, the Company and Nutralife entered into an amendment of the Agreement whereby, in addition to amending the purchase price structure of units of Lo-Chol, they amended the following:

       o      the agreement is no longer exclusive;
       o Nutralife is required to purchase a minimum of $200,000 worth of purchase orders per year;
       o in the event that Nutralife purchases in excess of $2,000,000 units of Lo-Chol, then Nutralife will have the exclusive right to purchase and resell Lo-Chol;
       o the requirement to purchase 100,000 units of Lo-Chol was terminated;
       o and the down payment originally required for the Company to commence production was increased from 30% to 50%.

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         On May 12, 2003, the Company entered into an agreement with Dr. Gerard Armand to serve as the Company's Director of Clinical Research and Manufacturing. The agreement is for a one year term, and requires the Company to issue to Dr. Armand 500,000 shares of common stock and a monthly stipend of $150 for services rendered.

         LITIGATION

         The Company is a defendant in several lawsuits arising in the normal course of business and involves claims for damages. The Company is contesting the actions but is unable to predict the ultimate outcome.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Background

Advanced Plant Pharmaceuticals, Inc. (the "Company") was incorporated in the State of Delaware in 1986, under the name Ventra Management, Inc. On July 20, 1994, we amended our Certificate of Incorporation to change our name to Advanced Plant Pharmaceuticals, Inc.

Description of Business

The Company continues to focus on the research and development of plant based dietary supplements. In July 1999, the Company acquired exclusive rights and interests to a thirteen-step process, which utilizes virtually all of the nutrients found in plants to manufacture natural herbal dietary supplements. The purchase price for the thirteen step process was 12,000,000 shares of common stock of the Company. The shares were issued on February 13, 2001. Further, the Company is required to issue an additional 6,000,000 shares of common stock when marketing of the product commences. The Company intends to use this process to manufacture products that it hopes to distribute worldwide through various sales distribution contracts.

On February 28, 2000, the Company entered into an Asset Purchase Agreement with Dr. Bielory to purchase his various allergy and nasal formulations. This agreement was approved by the Board of Directors on September 6, 2000. Dr. Bielory was granted a five year option to purchase an aggregate of 18,000,000 shares of the Company's common stock at an exercise price of $180.00. Dr. Bielroy exercised an option for 12,000,000 shares in the first quarter of 2001.

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

On February 25, 2003, the Company and Tele-V, LLC ("Tele"), a marketing company with experience in print and broadcast media and in purchasing, manufacturing and marketing consumer products, entered into an agreement whereby the Company agreed to issue 30,000,000 shares of common stock in consideration for Tele finding a reputable marketing and distribution company capable of successfully promoting, marketing and distributing Lo-Chol. In addition, upon airing of an infomercial for Lo-Chol, the Company was required to issue to Tele 2,500,000 shares of Series A Preferred Stock, which represents 50% of the outstanding Series A Preferred Stock, and 100,000,000 shares of common stock, which represents 26% of the Company's outstanding common stock.. Finally, upon the Company achieving sales in excess of $2,000,000 the Company is required to issue 20% of the then outstanding common stock to Tele. Further, pursuant to the agreement, no further issuance of common stock shall in any way dilute or diminish Tele's ownership below 26% of the outstanding common stock or 50% of the outstanding Series A. It is the Company's position that Tele breached this agreement due to its inability to provide a reputable marketing and distribution company capable of successfully promoting, marketing and distributing Lo-Chol. As a result, the Company does not believe it is required to issue the aforementioned securities to Tele.

On May 28, 2003, the Company entered into an agreement (the "Agreement") with Tele-V, LLC, a marketing company with experience in print and broadcast media and in purchasing, manufacturing and marketing consumer products. According to the terms of the agreement, Tele-V, LLC had the exclusive right to purchase a minimum of 100,000 bottles, through May 2004 of the Company's patented cholesterol reducing dietary supplement, Lo-Chol, for resale. In exchange for awarding Tele-V, LLC the exclusive right for the marketing and distribution of Lo-Chol, Tele-V, LLC has agreed to bear all costs associated with the marketing, designs and distribution of Lo-Chol, including a significant commitment of media buys. Tele-V, LLC was also required to produce and air a Lo-Chol radio commercial within 90 days of this agreement, followed by the production and airing of an infomercial on Lo-Chol within 120 days. Pursuant to the Agreement, Tele-V was required to purchase a minimum of $2,000,000 worth of purchase orders per year after the date of the first purchase order. On July 9, 2003, Tele-V, pursuant to the Assignment and Assumption Agreement, assigned all of its rights, title and interest to purchase, market and resell Lo-Chol to Nutralife Pharmaceuticals, Corp., which was consented to by the Company. On October 1, 2003, the Company and Nutralife entered into an amendment of the Agreement whereby, in addition to amending the price structure of units of Lo-Chol, they amended the following:

         o        the agreement is no longer exclusive;
         o Nutralife is required to purchase a minimum of $200,000 worth of purchase orders per year;
         o in the event that Nutralife purchases in excess of $2,000,000 units of Lo-Chol, then Nutralife will have the exclusive right to purchase and resell Lo-Chol;
         o the requirement to purchase 100,000 units of Lo-Chol was terminated; and
         o the down payment required for the Company to commence production was increased from 30% to 50%.

Results of Operations

Results of Operations - Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002.

Revenues

Revenues generated during the nine months ended September 30, 2003, aggregated $70,660, as compared to $13,051 for the nine months ended September 30, 2002. The increase of $57,609 in revenues from the prior year is primarily due to an increase in sales during the first six months of the year as compared to the prior year, which was partially offset by a decrease in sales for the third quarter ended September 30, 2003.

Costs of Goods Sold

Cost of Goods Sold for the nine months ended September 30, 2003, aggregated $30,629 as compared to $6,539 for the nine months ended September 30, 2002. The increase for the nine months ended September 30, 2003 of $24,090, was primarily due to increased sales.

Operating Expenses

Operating Expenses incurred for the nine months ended September 30, 2003, aggregated $1,559,616 as compared to $1,208,716 for nine months ended September 30, 2002. Operating expense primarily consist of consulting and professional fees. Operating expenses increased by $350,900 as a result of payment for consulting services, legal fees, accounting fees, business development and public relations expenses, and research and development expenses.

Net Loss and Loss Per Common Share

The net loss and the loss per common share was $1,520,272 and $.00 for the nine months ended September 30, 2003, as compared to net loss of $1,202,204 and $.00 for the nine months ended September 30, 2002. The reason for the increased net loss is a result of the reasons described above.

Results of Operations - Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002.

Revenues

Revenues generated during the three months ended September 30, 2003, aggregated $4,151, as compared to $5,302 for the three months ended September 30, 2002. The decrease of $1,151 in revenues from the prior year is primarily due to a decrease in sales for the third quarter ended September 30, 2003.

Costs of Goods Sold

Cost of Goods Sold for the three months ended September 30, 2003, aggregated $1,163 as compared to $2,625 for the three months ended September 30, 2002. The decrease for the nine months ended September 30, 2003 of $24,090, was primarily due to decreased sales.

Operating Expenses

Operating Expenses incurred for the three months ended September 30, 2003, aggregated $742,969 as compared to $371,390 for thee months ended September 30, 2002. Operating expense primarily consist of consulting and professional fees, research and development, and travel and entertainment costs. Operating expenses increased by $371,579 as a result of payment for consulting services, legal fees, accounting fees, business development and public relations expenses, and research and development expenses.

Net Loss and Loss Per Common Share

The net loss and the loss per common share was $739,981 and $.00 for the three months ended September 30, 2003, as compared to net loss of $368,713 and $.00 for the thee months ended September 30, 2002. The reason for the increased net loss is a result of the reasons described above.

Liquidity and Capital Resources

At September 30, 2003, we had working capital deficit of $2,991,943 as compared with $3,300,433 at December 31, 2002. The decrease in the working capital deficit is primarily the result of the purchase of inventory and repayment of stockholders loans.

We have historically sustained our operations and funded our capital requirements with the funds received from the sale of our products, loans received from related parties and the sale of our securities. We will still need additional investments in order to continue operations. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments.

Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations again.

Critical Accounting Policies

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

ITEM 3 - CONTROLS AND PROCEDURES

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

                                     PART II

ITEM 1 - LEGAL PROCEEDINGS

The Company is a party to an action in the Civil Court of the City of New York, County of New York, entitled, Bowne of New York City, LLC v. Advanced Plant Pharmaceuticals. This is an action for unpaid fees for filing the reports of the Company on EDGAR. The suit seeks $15,805.42 in unpaid fees for filings on the EDGAR system. The Company disputes the total amount due. If the Company is unable to work out a resolution of this action, it could have a material affect upon the Company. Counsel for the Company has been in contact with the attorney's for Bowne, and, although no assurances can be provided, it is likely that a resolution will be able to be reached.

The Company was sued by Airgate International Corp. ("Airgate") for provided services to the Company. These services involved importing certain items and supplies for the Company. The suit seeks the sum of $7,350.00 in unpaid invoices. If the Company is unable to work out a resolution of this action, it could have a material affect upon the Company. Counsel for the Company has been in contact with the attorney's for Airgate, and intends to file and answer to the complaint. The parties have reached an agreement for the payment of the outstanding amount. The agreement has not been reduced to writing, although the Company has commenced making payments.

ITEM 2 - CHANGES IN SECURITIES

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

Item 6. - Exhibits and Reports on Form 8-K

         (a) Exhibits

         31.1 Certification of the Chief Executive Officer and Principal Financial Officer of Advanced Plant Pharmaceuticals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of the Chief Executive Officer and Principal Financial Officer of Advanced Plant Pharmaceuticals, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports

                  None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Advanced Plant Pharmaceuticals, Inc.


                             By: /s/ David Lieberman
                                 David Lieberman, Chief Executive Officer and
                                 --------------------------------------------
                                 Principal Financial Officer


Dated: November 18, 2003