Form 10KSB
period 2003-12-31
ADVANCED PLANT PHARMACEUTICALS INC
filed 2004-04-14
CIK 943535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON D.C.

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year ended December 31, 2003

[ ] Transitional Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          Commission File No. 000-29462

                      ADVANCED PLANT PHARMACEUTICALS, INC.
             (Exact name of Registrant as specified in its charter)



           Delaware                                   59-2762023
(State of other jurisdiction            (I.R.S. Employer Identification Number)
 of incorporation or organization)


                  43 West 33rd Street, New York, New York 10001
                     Address of principal executive offices

        Registrant's telephone number, including area code: 212-695-3334

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to filed such reports), and (2) has been subject to such filing requirement for the past 90 days. [X] Yes[ ] No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form-KSB. [X]

State issuer's revenues for its most recent reporting period (Fiscal year).....$69,243

Aggregate market value of the voting stock held by non-affiliates of the registrant at April 13, 2004, was approximately $9,977,312.64. As at April 13, 2004, the number of shares issued and outstanding was 565,865,632. The closing price of the common stock at that date was $0.02.

                            ADVANCED PLANT PHARMACEUTICALS, INC.

                                   Form 10-KSB - Index

                  For the Fiscal Year Ended December 31, 2003
PART I                                                                                 Page

Item 1.           Description of Business                                               3
Item 2.           Description of Properties                                             3
Item 3.           Legal Proceedings                                                     4
Item 4.           Submission of Matter to a Vote of Security Holders                    4

PART II

Item 5.           Market for Common Equity and Related Stockholder Matters              4
Item 6.           Management's Discussion and Analysis                                  5
Item 7.           Financial Statements                                                  7
Item 8.           Changes in and Disagreements with Accountants
                           on Accounting and Financial Disclosures                      7
Item 8A.          Controls and Procedures                                               8


PART III

Item 9.           Directors and Executive Officers of the Registrant; Compliance
                        With Section 16(a)                                              8
Item 10.          Executive Compensation                                                9
Item 11.          Security Ownership of Certain Beneficial Owners
                           and Management                                               10
Item 12           Certain Relationships and Related Transactions                        11


Part IV

Item 13.          Exhibits and Reports on Form 8-K                                      11
Item 14.          Principal Accountant Fees and Services                                12

Signatures                                                                              14



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

                                     PART I

ITEM 1. BUSINESS

Advanced Plant Pharmaceuticals, Inc. (the "Company" or "APPI") continues to focus on the research and development of plant based dietary supplements. During July 1999, the Company acquired exclusive rights and interests to a thirteen-step process which utilizes virtually the whole of the nutrients found in plants to manufacture all natural herbal dietary supplements. The purchase price for the process was 12,000,000 shares of Common Stock. The shares were issued February 13, 2001. A further 6,000,000 shares will become due when marketing of the product commences. The Company intends to use this process to manufacture products that it hopes to distribute worldwide through various sales distribution contracts.

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

Our products we are currently marketing are:

      o Lo-Chol - Lo-Chol's patent pending formula is derived from the "whole plant" parts of six selected plants that work in concert to help tip your lipid balance (good and bad cholesterol) towards a more normal level. These six plants are synergistically combined using a proprietary "whole plant technology" (a special pharmaceutical-grade process) that delivers virtually all the natural phyto-chemicals and active ingredients in the plants. Unlike almost all other herbal supplements on the market, Lo-Chol does not contain any extracts. Instead, it utilizes the entire part of a specific plant that is processed and standardized to deliver optimum potency and nutritional benefits.

      o ACA - ACACaplets contain a carefully selected group of 11 natural plant substances, which work in harmony to help chronic fatigue and boost normal metabolic processes that support immune system function. These 11 plants (including Boswelliacaterii, Impatiens balaminia and Curcuma zedoria) have long and storied histories in ancient herbal medicine and folklore. Many are referred to in the Bible as well as Ayurveda, "India's natural science of life and well-being". Now, incorporated together in ACA, they offer the best of traditional herbal wisdom and modern science.

      o Sinusol - Developed in concert with a leading board certified Allergy and Sinus specialist, SINUSOL(TM) is a unique nasal and sinus solution that pleasantly cleanses and moisturizes the nasal and sinusmucosa. Sinusol(TM) thins nasal solutions to clear stuffy and blocked allergic nasal passages as well as relieves sneezing and sinus pressure. Sinusol(TM), is the safe and natural alternative to over the counter nasal sprays and saline products that contain irritating preservatives and additives.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is a party to litigation or other legal proceedings that it considers to be a part of the ordinary course of its business. The Company is not involved currently in legal proceedings that could reasonably be expected to have a material adverse effect on its business, prospects, financial condition or results of operations except as set forth below. We may become involved in material legal proceedings in the future.

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

The Company was sued by Airgate International Corp. ("Airgate") that provided services to the Company. These services involved importing certain items and supplies for the Company. The suit seeks the sum of $7,350.00 in unpaid invoices. If the Company is unable to work out a resolution of this action, it could have a material affect upon the Company. Counsel for the Company has been in contact with the attorney's for Airgate, and intends to file and answer to the complaint. However, it is likely that a resolution will be able to be reached, although the terms and conditions cannot be predicted. It is possible that the Company will have to pay the entire amount sought under less than the most favorable terms. This matter was settled in early 2004.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF  SECURITY HOLDERS

On October 1, 2003, in lieu of a special meeting of the stockholders, a majority of the stockholders of the Company voted to amend the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock of the Company from 600,000,000 shares to 880,000,000 shares and authorized the creation of 10,000,000 shares of blank check preferred stock.

There were no other matters submitted to a vote of shareholders during the fourth quarter of 2003.

                                     PART II

ITEM 5. MARKET OF REGISTRANT'S SECURITIES AND RELATED STOCKHOLDER
MATTERS

MARKET INFORMATION

The Company's Common Stock is traded under the symbol "APPI" on the NASDAQ Over the Counter Bulletin Board.

The Company, at April 14, 2004, had 565,865,632 shares issued and outstanding. During the fiscal years of 2002 and 2003, the price of the shares of Common Stock of the Company reached the following high and low for each quarter.



CALENDAR QUARTER                  ENDED BID PRICES
                                   HIGH                       LOW

FISCAL YEAR 2002
March 31, 2002                    $.0120                     $.0110
June 30, 2002                     $.0240                     $.0001
September 30, 2002                $.0240                     $.0110
December 31, 2002                 $.0120                     $.0001

FISCAL YEAR 2003
March 31, 2003                    $.0240                     $.0001
June 30, 2003                     $.0500                     $.0100
September 30, 2003                $.0400                     $.0200
December 31, 2003                 $.0500                     $.0300

FISCAL YEAR 2004
March 31, 2004                    $.0400                     $.0200


THE HOLDERS

As of April 13, 2004, there were approximately 320 record holders of our common stock. To the best of our knowledge, such figure does not take into account those stockholders whose certificates are held in the name of broker-dealers or other nominees. We believe that there are more beneficial owners of our common stock, most of whose shares are held in street name.

DIVIDENDS

It has been the policy of the Company to retain earnings, if any, to finance the development and growth of its business.

EQUITY COMPENSATION PLANS

           ----------------------------------------------------------------------------------------------------------------------
           Plan Category                  Number of shares to be       Weighted-average exercise     Number of shares remaining
                                          issued upon exercise of      price of outstanding          available for future
                                          outstanding options and      options and warrants          issuance under equity
                                          warrants                                                   compensation plans
           ----------------------------------------------------------------------------------------------------------------------
           Approved by security holders   -0-                          N/A                           -0-
           ----------------------------------------------------------------------------------------------------------------------
           Not approved by security       -0-                          N/A                           -0-
           holders
           ----------------------------------------------------------------------------------------------------------------------
           Total                          -0-                          N/A                           -0-
           ----------------------------------------------------------------------------------------------------------------------


SALE OF SECURITIES THAT WERE NOT REGISTERED UNDER THE SECURITIES ACT OF 1933

In March 2003, the Company issued 2,500,000 shares of preferred stock to David Lieberman and CJ Lieberman in consideration for funds in the amount of $1,750.

In April 2003, the Company issued 85,000,000 shares of common stock for reduction of debt to CJ Lieberman and Erziel Silberberg. The debt was valued at $425,000.

In April 2003, the Company issued 51,000,000 shares of common stock for services to David Lieberman, Sam Berkowitz and Barry Clare. The services were valued at $510,000.

* All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of the Company or executive officers of the Company, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

      Except as expressly set forth above, the individuals and entities to whom we issued securities as indicated in this section of the registration statement are unaffiliated with the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

From time to time, including herein, we may publish "forward looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward looking statements. The Company undertakes no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.

GENERAL

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

Our products we are currently marketing are:

      o Lo-Chol - Lo-Chol's patent pending formula is derived from the "whole plant" parts of six selected plants that work in concert to help tip your lipid balance (good and bad cholesterol) towards a more normal level. These six plants are synergistically combined using a proprietary "whole plant technology" (a special pharmaceutical-grade process) that delivers virtually all the natural phyto-chemicals and active ingredients in the plants. Unlike almost all other herbal supplements on the market, Lo-Chol does not contain any extracts. Instead, it utilizes the entire part of a specific plant that is processed and standardized to deliver optimum potency and nutritional benefits.

      o ACA - ACACaplets contain a carefully selected group of 11 natural plant substances, which work in harmony to help chronic fatigue and boost normal metabolic processes that support immune system function. These 11 plants (including Boswelliacaterii, Impatiens balaminia and Curcuma zedoria) have long and storied histories in ancient herbal medicine and folklore. Many are referred to in the Bible as well as Ayurveda, "India's natural science of life and well-being". Now, incorporated together in ACA, they offer the best of traditional herbal wisdom and modern science.

      o Sinusol - Developed in concert with a leading board certified Allergy and Sinus specialist, SINUSOL(TM) is a unique nasal and sinus solution that pleasantly cleanses and moisturizes the nasal and sinusmucosa. Sinusol(TM) thins nasal solutions to clear stuffy and blocked allergic nasal passages as well as relieves sneezing and sinus pressure. Sinusol(TM), is the safe and natural alternative to over the counter nasal sprays and saline products that contain irritating preservatives and additives.

RESULTS OF OPERATIONS RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

         Revenues for the year ended December 31, 2003, were $69,243 as compared to $21,161 for the year ended December 31, 2002, which represents an increase of $48,082 (69%). This increase in revenues from the prior year is primarily due to the increased sales of our Lo-Chol product. We believe the trend in increased revenues to continue for the foreseeable future as a result of the increased marketing and advertising efforts.

COSTS OF SALES

      Cost of Sales for the year ended December 31, 2003 were $61,479 as compared to $18,456 for the year ended December 31, 2002, an increase of $43,023 (69%) . This increase was primarily due to the increase in the use of raw materials as a result of increased sales. We expect the increase in our cost of goods sold to continue as we continue to sell additional products, which requires the use of additional raw materials.

OPERATING EXPENSES

      Operating Expenses incurred for the year ended December 31, 2003 were $3,578,588 as compared to $672,244 for the year ended December 31, 2002, an increase of $2,906,344 (81%). We expect the operating expenses to continue to increase if the level of sales continue to increase.

NET LOSS AND NET LOSS PER SHARE

      Our net loss and net loss per share was $3,861,984 and $.01 for the year ended December 31, 2003, as compared to $2,258,683 and $.01, an increase of $1,603,301 (41%). This increase was due primarily to an increase in operating expenses.

OTHER MATTERS

      We do not anticipate any material capital expenditures and believe that any such expenditures will be in the natural course of our business. We do not have any significant elements of income or loss that do not arise from our continuing operations and our business is not seasonal. We believe that the impact of inflation on our operations since our inception has not been material.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2003, we had working capital deficiency of $3,081,675 as compared with $3,300,433 at December 31, 2002, a decrease of $218,758 or 7%. We do not believe this slight decrease to be material. We have historically sustained our operations and funded our capital requirements with the funds received from the sale of our common stock.

      If we need to obtain capital, no assurance can be given that we will be able to obtain this capital on acceptable terms, if at all. In such an event, this may have a materially adverse effect on our business, operating results and financial condition. If the need arises, we may attempt to obtain funding through the use of various types of short term funding, loans or working capital financing arrangements from banks or financial institutions. As we generally obtain all of our funding from operations, a decrease in revenue could negatively impact our short and long term liquidity. A change in the current political situation or a decrease in military spending could result in decreased sales of our under vehicle inspection system. A decrease in sales in the under vehicle inspection system could have a material impact on our revenue and net income and would effect our long and short term liquidity.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 7 appears at Page F-1, which appears after the signature page to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

(a) On March 11, 2003, the Company was officially notified by its Independent Auditor, Michael C. Finklestein, C.P.A., that it had resigned as the Independent Auditor of the Company. The Board of Directors accepted the resignation as of March 11, 2003. During his tenure, Michael C. Finklestein, C.P.A., issued reports on the Company's financial statements up to December 31, 2001, that neither contained an adverse opinion or disclaimer of opinion however, their report was qualified as to the uncertainty of a going concern.

During the period of his engagement and for the period of the two most recent fiscal years and any subsequent interim period preceding this action, there was no disagreement between the Company and Michael C. Finklestein, C.P.A. on any matter of accounting principals or practices, financial statement disclosure or audit scope and procedure, which disagreement(s), if not resolved to the satisfaction of Michael C. Finklestein, C.P.A., would have caused them to make reference to the subject matter of the disagreement in connection with its opinion.

During the period of his engagement, Michael C. Finkelstein, C.P.A., advised the the Company that the internal controls necessary to develop reliable financial statements did not exist. The disclosure contained herein has been submitted to Michael C. Finklestein, C.P.A. for its review and for it to have an opportunity to comment on the disclosure.

(b) Effective March 11, 2003, Livingston, Wachtell & Co., LLP, has been retained as independent auditor of the Company. Prior to the engagement, the Company did not consult with Livingston, Wachtell & Co., LLP regarding the application of accounting principles to a specified transaction, or the type of audit opinion that may be rendered with respect to the Company's financial statements, as well did not consult with Livingston, Wachtell & Co. LLP. As to the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements and either written or oral advice was provided that was an important factor considered by the small business issuer in reaching a decision as to the accounting, auditing or financial reporting issue.

ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of December 31, 2003, we carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, they concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Changes in internal controls

There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS OF ADVANCED PLANT PHARMACEUTICALS, INC.



Name                               Age              Position
-------------                     -----             --------
David Lieberman                     41              CEO, President and
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

EXECUTIVE OFFICERS

Officers are elected annually by the Board of Directors and serve at the direction of the Board of Directors. The Company's sole executive officer David Lieberman is also the sole director of the Company. On March 18, 2003, Dr. Belory resigned as the Chairman of the Board of Directors of the Company.

THE COMMITTEES

The Board of Directors does not have a Compensation, Audit or Nominating Committee, and the usual functions of such committees are performed by the entire Board of Directors. The board of directors have determined that at present the Company does not have an audit committee financial expert. The Board believes that the members of the Board of Directors are collectively capable of analyzing and evaluating the Company's financial statements and understanding internal controls and procedures for financial reporting. In addition, the Company has been seeking and continues to seek an appropriate individual to serve on the Board of Directors and the Audit Committee who will meet the requirements necessary to be an independent financial expert.

CODE OF ETHICS

The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of their ownership thereof and changes in that ownership with the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all such reports they file.

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during fiscal year 2003, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that, during fiscal year 2003, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 except that CJ Lieberman and David Lieberman failed to file the required reports.

ITEM 10. EXECUTIVE COMPENSATION

The following table summarizes all compensation paid by us with respect to the fiscal year ended December 31, 2003 paid by us to our President, and all other executive officers whose total cash compensation exceeded $100,000 in the fiscal year ended December 31, 2003 (collectively, the "Named Executive Officers").

TABLE
                                                                                    OTHER ANNUAL
NAME AND PRINCIPAL POSITION                 YEAR     SALARY ($)   COMPENSATION($)    OPTIONS(#)
--------------------------------            ----     ------------ ---------------   -----------
David Lieberman                             2003     $ 56,000 (1)
         Chief Executive Officer            2002     $135,000 (2)      $30,000
                                            2001     $135,000 (3)

---------------


(1) All has been accrued but not paid.

(2) Of the $135,000 owed to Mr. Lieberman as salary for the fiscal year 2002, all has been accrued but not paid.

(3) Of the $135,000 owed to Mr. Lieberman as salary for the period, $100,000 was paid through the issuance of 8,000,000 shares of common stock, which also included a $30,000 bonus. The total balance outstanding for accrued salary owed to Mr. Lieberman as of December 31, 2001, $424,500.

EMPLOYMENT AND OTHER AGREEMENTS

The Company entered into an letter agreement with Mr. David Lieberman as the Company's president in January 2003. The employment agreement provided for employment on a full-time basis and contains a provision that Mr. David Lieberman will not compete or engage in a business competitive with our current or anticipated business until the expiration of his agreement. Pursuant to the agreement, we are obligated to pay Mr. David Lieberman a base salary of $56,000 per annum plus expenses.

The Company has a consulting Agreement with C.J. Lieberman, the brother of our sole officer and director. Pursuant to said agreement, he is to receive options to purchase 750,000 shares. His duties are to consult with the Company on the acquisition of new pharmaceutical products, marketing and general business advice for expansion of marketing and other various needs of the Company in connection with the pharmaceutical industry.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of the filing date concerning the beneficial ownership of the Common Stock,

      o by each stockholder who is known by the Company to own beneficially in excess of 5% of the outstanding Common Stock;
      o     by each director;
      o     by each executive officer; and
      o     by all executive officers and directors as a group.

Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.







Name and Address                               Amount and Nature
of Beneficial                              of Beneficial Ownership                    Percent of Class
Owner                                   Common(3)             Preferred(2)(3)     Common(4)        Preferred(5)
--------------------------          -------------------       ------------        ------       ---------------
David Lieberman (1)                  42,000,000                  1,250,000         7.00%               50%
C.J. Lieberman                       25,000,000                  1,250,000         4.00%               50%

All Executive Officers               42,000,000                                    7.00%
and Directors as a Group
(1 person)




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

3. The securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the rules and regulations promulgated under the Securities Exchange Act of 1934. Beneficially owned securities may include securities owned by and for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual. Beneficially owned securities may also include other securities as to which the individual has or shares voting or investment power or which such person has the right to acquire within 60 days pursuant to the conversion of convertible equity, exercise of options, or otherwise. Beneficial ownership may be disclaimed as to certain of the securities.

4. The foregoing table is based upon 565,865,632 shares of common stock outstanding as of April 13, 2004, assuming no other changes in the beneficial ownership of the our securities.

5. The foregoing table is based upon 2,500,000 shares of preferred stock outstanding as of April 13, 2004, assuming no other changes in the beneficial ownership of the our securities.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At various dates throughout 2003, the sole director, of the Company, Mr. David Lieberman, authorized the issuance of 204,725,682 shares of the Company's common stock for consulting services. The Director issued this stock to various consultants for professional services rendered to the Company during 2003 and prior years. Of this total, 201,034,302 was issued to related party consultants. The total shares issued to Mr. C.J Lieberman ("Related Consultant"), the brother of David Lieberman, during 2003, was 71,500,000 shares, for services rendered in 2003 and prior years. The total consulting expense was $2,556,654 to related parties. The value of the consulting services was determined by management to be the market value of the stock, at the time of each board resolution to issue the stock.

On July 16, 1999, the Company entered into a Technology Purchase Agreement ("Agreement") with the Related Consultant whereby the Company acquired exclusive rights and interests to a thirteen-step manufacturing process, which utilizes virtually all of the nutrients found in certain plants needed to manufacture herbal dietary health supplements. The purchase price to the Related Consultant, for the thirteen-step process was 18 million shares of the Company's common stock, which was to be issued to him in two phases. In 2001, the agreement called for 12 million shares of the Company's stock to be issued at the first phase. As of December 2003 and 2002, none of the stock related to this Agreement had been issued. The Company, therefore, accrued in 2000, $1,440,000, which was managements' determination of the common stock value of the 12 million shares at the time of the agreement, in anticipation of issuing the common stock shares to the Related Consultant. Due to the asset impairment, discussed below, no further liability was recorded on the remaining value of the 6,000,000 shares not issued. As partial satisfaction of the amount owed to the Related Consultant, in the first quarter of 2004, the Company issued 25,000,000 shares of common stock to the Related Consultant.

Due to the lack of sales for the approximate four year period ending December 31, 2003, and based on management's current projection of the future present value of cash flows from its present products sales, an impairment loss in the amount of $136,800 was recorded in 2003. The accumulated impairment loss which includes prior years' amortization totaled $1,166,400 at December 31, 2003. The estimated fair value of the intangible asset, estimated by management to be $273,600 and is included under the caption "Intangible assets-net", at December 31, 2003. Unless future sales are generated, this intangible asset is subject to future impairment loss provisions in 2004.

In addition, the Company agrees to pay to the Related Consultant a royalty payment of $.01 per bottle plus, 1% of the Company's suggested retail price plus 10% of the Company's net profits from the sale of products manufactured with the process. In the event that the Company enters into an agreement with a third party for the sale of products manufactured with the process, the agreement must unconditionally provide for payment to the Company of not less than $20 million. Upon receipt of the sale proceeds by the Company, the Company shall issue to the Related Consultant 5 million shares for each $20 million paid to the Company, not to exceed 25 million shares. Revenues to date have been insignificant and no payments or stock issuances to the Related Consultant have been made to date.

Upon the resignation of C.J. Lieberman (the Related Consultant) as President in 1996, the Company retained him as a consultant. His current consultant's agreement, dated June 10, 1999, provides for monthly consulting fees of $9,000 ($108,000 annually), reimbursement of all direct expenses incurred while providing services to the Company and a five-year option to purchase 750,000 shares of the Company's common stock at an exercise price of $.02 per share. There were 71,500,000 and 9,000,000 shares of common stock issued to the Related Consultant in payment for his services rendered during 2003 and 2002, respectively. The value of services rendered in 2003 was $1,835,000.

David Lieberman, advanced to the Company his personal funds, or paid expenses on behalf of the Company. As of December 31, 2003, included on the balance sheet in "Loans payable - stockholders" are accrued salaries, consulting and other expenses paid on behalf of the Company by David Lieberman. The balance due to David Lieberman and included in loans payable stockholders was $425,533 at December 31, 2003.

On January 2, 2004, the Company and Amazing Nutritionals, Inc., a company of which CJ Lieberman, the brother of David Lieberman, is an officer, director and shareholder, entered into an asset purchase agreement with the Company whereby the Company sold Amazing Nutritionals all rights, title, patents, trademarks, processes and related items of LHM123, which is a natural composition for the treatment of senile dementias in consideration for 3,300,000 shares of common stock of Amazing Nutritionals.

In March 2003, the Company issued 83,350,000 shares of common stock for services to Barry Clare, Sam Berkowitz, Mark Cooper, Tele-V LLC, Elliot Eauer, Michael Krome, Michael Finklestein, Aman Llassan Bhatti and CJ Lieberman. The services were valued at $833,500.

In March 2003, the Company issued 2,500,000 shares of preferred stock to David Lieberman and CJ Lieberman in consideration for funds in the amount of $1,750.

In April 2003, the Company issued 85,000,000 shares of common stock for reduction of debt to CJ Lieberman and Erziel Silberberg. The debt was valued at $425,000.

In April 2003, the Company issued 51,000,000 shares of common stock for services to David Lieberman, Sam Berkowitz and Barry Clare. The services were valued at $510,000.

In May 2003, the Company issued 21,875,682 shares of common stock for services to Barry Clare, Sam Berkowitz, Jack Biemfeld, Barry Ginsburg, CJ Lieberman, Larry Farkash, Goel Appel, Vintage Filings LLC, Yosef Tzairi and Consulting Solutions Group. The services were valued at $656,270.

In August 2003, the Company issued 10,000,000 shares of common stock for services to CJ Lieberman. The services were valued at $200,000.

In September 2003, the Company issued 19,500,000 shares of common stock for services to CJ Lieberman, Barry Clare and Sam Berkowitz. The services were valued at $585,000.

In November 2003, the Company issued 19,000,000 shares of common stock for services to CJ Lieberman. The services were valued at $760,000.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.


                            NUMBER TITLE OF DOCUMENT

2.1   Certificate of Incorporation (2)
2.2   Agreement and Plan of Merger (2)
2.3   By-Laws (2)
10.1 Asset Purchase Agreement entered between the Company and Amazing Nutritionals, Inc.(1)
31.1 Certification of the Principal Executive Officer and Principal Financial Officer of Advanced Plant Pharmaceuticals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of the Principal Executive Officer and Principal Financial Officer of Advanced Plant Pharmaceuticals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.1 Code of Ethics and Business Conduct of Officers, Directors and Employees of Advanced Plant Pharmaceuticals, Inc. (1)

Certification of President and Chief Financial Officer

(1) Filed Herewith.
(2) Filed as exhibits to Form 10-SB, dated, July 23, 1999, as amended from time to time

(b) Reports on Form 8-K

None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

-----------------------------------------------------------------
      1            2            3            4            5
-----------------------------------------------------------------
FISCAL YEAR                AUDIT-RELATED  TAX FEES     ALL OTHER
ENDING        AUDIT FEES   FEES                        FEES
-----------------------------------------------------------------
YEAR ENDED
DECEMBER 31,
2003           $30,480         --           --           --
-----------------------------------------------------------------
YEAR ENDED
DECEMBER 31,   $15,000         --           --           --
2002
-----------------------------------------------------------------

The following is a description of all services rendered:

AUDIT FEES - fees billed for services rendered by the auditor for the audit of the annual financial statements and review of the quarterly financial statements.

AUDIT-RELATED FEES - fees billed for assurance and related services by the auditor that are reasonably related to the performance of the audit or review of the company's financial statements and are not reported under Audit Fees.

TAX FEES - fees billed for services rendered by the auditor for tax compliance, tax advice, and tax planning.

ALL OTHER FEES - fees billed for products and services provided by the auditor, other than the above services.

We do not have an audit committee of our board of directors. Our board of directors pre-approves all auditing services and non-audit services not prohibited by law to be performed by our independent auditors. The board also pre-approves all associated fees, except for de minimus amounts for non-audit services, which are approved by the audit committee prior to the completion of the audit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date:     April 14, 2004       By: /s/ David Lieberman
                                ----------------------------
                                David Lieberman
                                Chief Executive Officer, President
                                and Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.





DATE                              SIGNATURE / TITLE


Date:       April 14, 2004        By: /s/ David Lieberman
                                   ----------------------------
                                   David Lieberman
                                   Sole Director

                      ADVANCED PLANT PHARMACEUTICALS, INC.



                        I N D E X TO FINANCIAL STATMENTS




                                                              Page

INDEX TO FINANCIAL STATEMENTS                                F - 1

INDEPENDENT AUDITORS' REPORT                                 F - 2

FINANCIAL STATEMENTS:

     BALANCE SHEET                                           F - 3

     STATEMENTS OF OPERATIONS                                F - 4

     STATEMENTS OF CHANGES IN
             STOCKHOLDERS' DEFICIENCY                        F - 5

     STATEMENTS OF CASH FLOWS                                F - 6

     NOTES TO FINANCIAL STATEMENTS                           F - 7 - F - 18

         To the Board of Directors and Shareholders
         Advanced Plant Pharmaceuticals, Inc.
         New York, N.Y.


                          INDEPENDENT AUDITORS' REPORT


         We have audited the accompanying balance sheet of Advanced Plant Pharmaceuticals, Inc. as of December 31, 2003 and the related statements of operations, changes in stockholders' deficiency and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Plant Pharmaceuticals, Inc. as of December 31, 2003 and the results of its operations and its cash flows for the years ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no established source of revenue, has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Also, refer to note 2 regarding substantial related party stock transactions for services rendered to the Company and stock issued in 2003.

         /s/ Livingston, Wachtell & Co., LLP
         New York, N.Y.
         April 12, 2004

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                                  BALANCE SHEET

                                DECEMBER 31, 2003

                                     Assets


Current assets
     Cash and cash equivalents                                                  $    265,858
     Inventory                                                                       130,081
                                                                                ------------

           Total current assets                                                      395,939
                                                                                ------------

Other assets
     Intangible assets - net of impairment losses                                    428,360
     Due from related companies                                                       11,738
     Prepaid and other assets                                                        179,144
                                                                                ------------

           Total other assets                                                        619,242
                                                                                ------------

           Total assets                                                         $  1,015,181
                                                                                ============


                    Liabilities and Stockholders' Deficiency

Current liabilities
     Accounts payable                                                           $    231,131
     Due to stockholder - asset acquisition                                        1,315,000
     Loans payable - stockholders                                                  1,279,465
     Accrued expenses                                                                548,518
     Due to distributor                                                              103,500
                                                                                ------------

           Total current liabilities                                               3,477,614
                                                                                ------------

Commitments and Contingencies - note 7

Stockholders' deficiency
      Preferred stock - $.0007 par value,
         - 10,000,000 shares authorized;
         2,500,000 shares issued and outstanding                                       1,750
     Common - $.0007 par value,
         880,000,000 shares authorized;
         536,665,632 shares issued and outstanding                                   375,666
     Paid-in-capital                                                              11,772,554
     Deficit                                                                     (14,612,403)
                                                                                ------------

           Total stockholders' deficiency                                         (2,462,433)
                                                                                ------------

           Total liabilities and stockholders' deficiency                       $  1,015,181
                                                                                ============


The accompanying notes are an integral part of the financial statements.

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                            STATEMENTS OF OPERATIONS


                                           Year Ended December 31,
                                           -----------------------
                                            2003             2002
                                            ----             ----

Revenues                               $      69,243    $      21,161

Cost of sales                                 61,479           18,456
                                       -------------    -------------

         Gross profit                          7,764            2,705
                                       -------------    -------------

Consulting expenses
    related parties - note 2               2,505,794          156,338
Impairment of intangible assets              291,560        1,593,944
Other operating expenses                   1,072,794          515,906
                                       -------------    -------------

                                           3,870,148        2,266,188
                                       -------------    -------------

         Loss from operations             (3,862,384)      (2,263,483)

Other income (expense)                           400            4,800
                                       -------------    -------------






         Net loss                      $  (3,861,984)   $  (2,258,683)
                                       =============    =============

Basic and diluted net loss per share   $        (.01)   $        (.01)
                                       =============    =============

Weighted average number of common
    shares outstanding                   413,423,152      242,041,841
                                       =============    =============


The accompanying notes are an integral part of the financial statements.

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                PREFERRED STOCK                COMMON STOCK
                                                $.0007 PAR VALUE              $.0007 PAR VALUE         ADDITIONAL
                                           --------------------------    --------------------------      PAID-IN
                                           # OF SHARES       AMOUNT      # OF SHARES      AMOUNT         CAPITAL
                                           ------------   ------------   ------------   ------------   ------------
Balance - January 1, 2002                            --   $         --    205,691,013   $    143,984   $  7,604,881

Common stock issued for
services and payment of debt
 at $.01041 per share                                --             --     41,248,937         28,874        400,711

Net loss - 2002                                      --             --             --             --             --
                                           ------------   ------------   ------------   ------------   ------------

Balance - December 31, 2002                          --             --    246,939,950        172,858      8,005,592
Common stock issued in March 2003 for
   services at $0.01                                 --             --     83,350,000         58,345        775,155
Preferred stock issued in March 2003 for
         cash at par                          2,500,000          1,750             --             --             --
Common stock issued in April 2003 for
        debt reduction at $.005                      --             --     85,000,000         59,500        365,500
Common stock issued in April 2003 for
        services at $0.01                            --     51,000,000         35,700        474,300             --
Common stock issued in May 2003 for
        services at $0.03                            --             --     21,875,682         15,313        640,957
Common stock issued in August 2003 for
         services at $0.02                           --             --     10,000,000          7,000        193,000
Common stock issued in September 2003
        for services at $0.03                        --             --     19,500,000         13,650        571,350
Common stock issued in November 2003
        for services at $0.04                        --     19,000,000         13,300        746,700             --
Net loss - 2003                                      --             --             --             --             --
                                           ------------   ------------   ------------   ------------   ------------

Balance - December 31, 2003                   2,500,000   $      1,750    536,665,632   $    375,666   $ 11,772,554
                                           ============   ============   ============   ============   ============




                                             DEFECIT           TOTAL
                                           ------------    ------------
Balance - January 1, 2002                  $ (8,491,736)   $   (742,871)

Common stock issued for
services and payment of debt
 at $.01041 per share                                --         429,585

Net loss - 2002                              (2,258,683)     (2,258,683)
                                           ------------    ------------

Balance - December 31, 2002                 (10,750,419)     (2,571,969)
Common stock issued in March 2003 for
   services at $0.01                                 --         833,500
Preferred stock issued in March 2003 for
         cash at par                                 --           1,750
Common stock issued in April 2003 for
        debt reduction at $.005                      --         425,000
Common stock issued in April 2003 for
        services at $0.01                            --         510,000
Common stock issued in May 2003 for
        services at $0.03                            --         656,270
Common stock issued in August 2003 for
         services at $0.02                           --         200,000
Common stock issued in September 2003
        for services at $0.03                        --         585,000
Common stock issued in November 2003
        for services at $0.04                   760,000
Net loss - 2003                              (3,861,984)     (3,861,984)
                                           ------------    ------------

Balance - December 31, 2003                $(14,612,403)   $ (2,462,433)
                                           ============    ============

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                            STATEMENTS OF CASH FLOWS


                                                                      Year Ended December 31,
                                                                         2003           2002
                                                                         ----           ----
Cash flows from operating activities
     Net loss from operations                                        $(3,861,984)   $(2,258,683)
     Adjustments to reconcile net loss from operations to net cash used by operating activities:
          Provision for losses on impairment of
            assets                                                       291,560      1,593,944
         Depreciation and amortization expense                                --            375
         Common stock issued for services                              2,969,553        429,585
         Accounts receivable                                               2,409           (955)
         Inventory                                                       (73,542)         9,536
         Other assets                                                   (170,600)        (4,400)
         Accounts payable                                                 43,441        (25,888)
         Accrued expenses                                                400,120         75,418
                                                                     -----------    -----------

     Net cash used in operations                                        (399,043)      (181,068)
                                                                     -----------    -----------

Cash flows from financing activities
     Loans payable - stockholders - net                                  674,670        173,971
     Due from related parties                                            (11,738)            --
     Preferred stock issued for cash                                       1,750             --
                                                                     -----------    -----------

     Net cash provided by financing activities                           664,682        173,971
                                                                     -----------    -----------

Net increase (decrease) in cash and cash equivalents                     265,639         (7,097)

Cash and cash equivalents - beginning of year                                219          7,316
                                                                     -----------    -----------

Cash and cash equivalents - end of year                              $   265,858    $       219
                                                                     ===========    ===========



Supplemental cash flow information: Cash paid during the year for:
         Interest                                                    $        --    $        --
                                                                     ===========    ===========
         Income taxes                                                $        --    $        --
                                                                     ===========    ===========

Information about noncash activities:
     Common stock issued to satisfy stockholders' loans              $   425,000    $   336,000
                                                                     ===========    ===========

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                          NOTES TO FINANCIAL STATEMENTS


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       NATURE OF BUSINESS

       Advanced Plant Pharmaceuticals, Inc. ("The Company" or "APPI") focuses on the sale of plant based dietary health supplements. The Company owns the rights to a thirteen step manufacturing process (refer to note 2) which utilizes whole plants to manufacture all natural dietary supplements. The Company intends to use this process to manufacture products that it hopes to distribute worldwide through various sales distribution contracts. APPI was incorporated in November 1994 and had devoted most of its efforts since inception to 1999, conducting research and development, acquiring agreements to the rights of the thirteen step process, and one major sinus product. The Company's products are available for sale to retail stores and its operations are located in Long Island, New York and its corporate offices are located in New York City.

       These financial statements have been prepared assuming that the Company will continue as a going concern. The Company presently has operating risks and liquidity concerns and has incurred an accumulated deficit of $14,612,403 and current liabilities exceeded current assets by $3,081,675. There can be no assurance that the Company will be able to successfully develop an established source of revenue or acquire the necessary capital to mitigate their operating risks and continue their on-going development efforts and bring successful products to the commercial market. These factors, among others, create a substantial uncertainty about the Company's ability to continue as a going concern.

       Operations to date have been primarily financed by stockholder debt and equity transactions. As a result, the Company's future operations are dependent upon the identification and successful completion of additional permanent equity financing, the continued support of shareholders and other related parties and ultimately, the achievement of profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to amounts and classification of liabilities that may be necessary should it be unable to continue as a going concern.

       Factors that could effect the Company's future operating results and cause future results to vary materially from expectations include, but are not limited to, lower than anticipated business derived from existing products, an inability to attract new clients and grow on its own, loss, an inability to control expenses, changes in the natural health products industry, changes in regulatory requirements for the Company's products, a decline in the use of plant based dietary health supplements, a decline in the financial stability of the Company's clients and general uncertain economic conditions. Negative developments in these or other risk factors will have a material adverse effect on the Company's future financial position, results of operations and cash flows.

       CONTROL BY PRINCIPAL STOCKHOLDERS

       The one director, executive officers and other related parties own beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company. Accordingly, the director, executive officers and related parties, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of APPI, and the dissolution, merger or sale of all of the Company's assets.

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       CASH AND CASH EQUIVALENTS

       The Company considers all highly liquid debt securities purchased with original or remaining maturities of three months or less to be cash equivalents.

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       The carrying amounts of prepaid expenses and other assets, accounts payable and accrued liabilities approximate fair market value because of the short maturity of these instruments. It is not practicable to estimate the fair value of loans payable to stockholders due to the fact that they are related party transactions.

       INVENTORIES

       Inventories are stated at the lower of cost on first-in, first-out ("FIFO") basis or market. At December 31, 2003, inventories consisted of $123,230 of raw materials and $6,851 of finished goods and are stated at estimated cost using the gross profit method.

       REVENUE RECOGNITION

       Product revenue is recognized upon shipment to customers.

       PROPERTY AND EQUIPMENT

       Property and equipment are stated at cost less accumulated depreciation. Depreciation is recorded principally using the straight-line method, based on the estimated useful lives of the assets (machinery and computer equipment, 3-10 years). Depreciation Expense for the years ended December 31, 2003 and 2002 was $ -0- and $375, respectively.

       LONG LIVED ASSETS TO BE DISPOSED OF AND IMPAIRMENT OF LONG LIVED ASSETS

       The Company adopted Statement of Financial Accounting Standard (SFAS) No.144 in 2002. SFAS 144 retains the fundamental provisions of SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. The adoption of SFAS 144 had a material effect on the Company's financial position and results of operations in 2003 and 2002 (refer to note 2).

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.     SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

       INTANGIBLE ASSETS

       The Company accounts for intangible assets in accordance with SFAS 142. Such assets with useful lives are amortized on a straight-line basis over the estimated useful life of the asset. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value is less than the carrying amount of the asset, an impairment loss is then recognized. The Company is performing the requisite impairment test annually. As of December 31, 2003, after testing the intangible assets for impairment, the Company has recognized an impairment loss (refer to note 2).

       STOCK ISSUED FOR SERVICES

       The value of stock issued for services are based on the fair value of the Company's stock at the date of issue or the fair value of the services received, whichever is more reliably measurable. Generally, all stock issued for services is valued at the fair market value on the date the board of directors authorize the issuance of the stock to consultants (refer to note 2).

       RESEARCH AND DEVELOPMENT COSTS

       Research and development costs are expensed as incurred. Total research and development expenditures for 2003 and 2002 was $131,799 and $-0-, respectively.

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

       The Company has a federal net operating tax loss carry forwards of approximately $14,600,000 expiring in the years 2009 to 2023. The deferred tax asset totaled $4,380,000 and has been offset by a full valuation allowance. The change in the valuation allowance was $ 1,158,595, estimating a 30% effective tax rate for the year ended December 31, 2003. The utilization of the net operating loss may be subject to a substantial limitation due to the "Change of ownership provisions" under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation and may result in the expiration of the net operating loss before its full utilization.

       LOSS PER SHARE

       The Company computed basic and diluted loss per share amounts for December 31, 2003 and 2002 pursuant to the Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share." No dilution resulted from the 9,000,000 employee stock options outstanding at December 31, 2003 and 2002, respectively, because of the net loss.

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

       The numerator and denominator used in the basic and diluted LPS of common stock computations are presented in the following table:

                                                   Years Ended December 31,
                                                    2003               2002
                                                    ----               ----
NUMERATOR FOR BASIC AND DILUTED LPS
    Net loss to common shareholders           $      3,861,984    $   2,258,683
                                              ================    =============
DENOMINATOR FOR BASIC AND DILUTED LPS
    Weighted average shares of common stock
        outstanding                                413,423,152      242,041,841
                                              ================    =============

LPS - basic and diluted                       $           (.01)   $        (.01)
                                              ================    =============


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

       SIGNIFICANT ESTIMATES

       Several areas require significant management estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The more significant areas requiring the use of management estimates related to the valuation of inventory, impairment loss on intangible assets, all accrued liabilities including contingent liabilities for payroll taxes, valuation of the stock options and stock issued for debt and services provided by related parties.

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


2.     RELATED-PARTIES STOCK AND ASSET TRANSACTIONS

       At various dates throughout 2003, the sole director of the Company, Mr. David Lieberman, ("Director") authorized the issuance of 204,725,682 shares of the Company's common stock for consulting services, which is approximately 38% of the outstanding common stock of the Company at December 31, 2003. Management and the Director issued this stock to various consultants for professional services rendered to the Company during 2003 and prior years. Of this total, 201,034,302 was issued to related party consultants. The total shares issued to one related party, also related to the Director, Mr. C.J Lieberman ("Related Consultant") during 2003, was 71,500,000 shares, for services rendered in 2003 and prior years. The total consulting expense was $2,556,654 to related parties, and reported in the accompanying statement of operations for the year ended December 31, 2003, in the caption "Consulting expenses-related parties". The value of the consulting services was determined by management to be the market quoted value of the stock as traded on the NASDAQ, Over the Counter Bulletin Board, at the time of each board resolution to issue the stock.

       On July 16, 1999, the Company entered into a Technology Purchase Agreement ("agreement") with the Related Consultant whereby the Company acquired exclusive rights and interests to a thirteen-step manufacturing process, which utilizes virtually all of the nutrients found in certain plants needed to manufacture herbal dietary health supplements.

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

2.     RELATED-PARTIES STOCK AND ASSET TRANSACTIONS (Continued)

       The purchase price to the Related Consultant, for the thirteen-step process was 18 million shares of the Company's common stock, which was to be issued to him in two phases. In 2001, the agreement called for 12 million shares of the Company's stock to be issued at the first phase. As of December 2003 and 2002, none of the stock related to this agreement had been issued. The Company, therefore, accrued and included in the caption "due to stockholder - asset acquisition" in 2000, $1,440,000, which was managements' determination of the common stock value of the 12 million shares at the time of the agreement, in anticipation of issuing the common stock shares to the Related Consultant. Due to the asset impairment, discussed below, no further liability was due at December 31, 2003, as per management, and therefore no liability was recorded on the remaining value of the 6,000,000 shares to "Due to stockholder - asset acquisition".

       Due to the lack of sales for the approximate four year period ending December 31, 2003, and based on management's current projection of the future present value of cash flows from its present products sales, an impairment loss in the amount of $136,800 was recorded in 2003. The accumulated impairment loss which includes prior years' amortization totaled $1,166,400 at December 31, 2003. The estimated fair value of the intangible asset, estimated by management to be $ 273,600 and is included under the caption "Intangible assets-net", at December 31, 2003. Unless future sales are generated, this intangible asset is subject to future impairment loss provisions in 2004.

       In addition, the Company agrees to pay to the Related Consultant a royalty payment of $.01 per bottle plus, 1% of the Company's suggested retail price plus 10% of the Company's net profits from the sale of products manufactured with the process. In the event that the Company enters into an agreement with a third party for the sale of products manufactured with the process, the agreement must unconditionally provide for payment to the Company of not less than $20 million. Upon receipt of the sale proceeds by the Company, the Company shall issue to the Related Consultant 5 million shares for each $20 million paid to the Company, not to exceed 25 million shares. Revenues to date have been insignificant and no payments or stock issuances to the Related Consultant have been made to date.

       Upon the resignation of C.J. Lieberman (the Related Consultant) as President in 1996, the Company retained him as a consultant. His current consultant's agreement, dated June 10, 1999, provides for monthly consulting fees of $9,000 ($108,000 annually), reimbursement of all direct expenses incurred while providing services to the Company and a five-year option to purchase 750,000 shares of the Company's common stock at an exercise price of $.02 per share. There were 71,500,000 and 9,000,000 shares of common stock issued to the Related Consultant in payment for his services rendered during 2003 and 2002, respectively. The value of services rendered in 2003 was $1,835,000.

       The Director, advanced to the Company his personal funds, or paid expenses on behalf of the Company. As of December 31, 2003, included on the balance sheet in "Loans payable - stockholders" are accrued salaries, consulting and other expenses paid on behalf of the Company by the Director. The balance due to the Director and included in loans payable stockholders was $425,533 at December 31, 2003. This loan payable is non-interest bearing.

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

2.     RELATED-PARTIES STOCK AND ASSET TRANSACTIONS (Continued)

       On February 28, 2000 the Company entered into an Asset Purchase Agreement with Dr. Leonard Bielory (Chairman of the Board of Directors of APPI who resigned in 2003) whereby the Company acquired the exclusive rights and interest to allergy and sinus formulations he developed ("Assets"). The purchase price includes options to purchase 18 million shares of the Company's common stock at an aggregate exercise price of $180. The options are to be issued in two phases. The first phase was completed in 2000 and the options required to purchase the assets, 12 million shares, were issued in 2000. The fair value of the 12 million shares, as determined by management, was $1,079,880 and is included in "Intangible assets - net" on the balance sheet. Due to the lack of sales for the approximate three year period ending December 31, 2003, and based on management's current projection of the future anticipated present value of cash flows from this product's sales, an impairment loss in the amount of $154,760 was recorded in 2003. The accumulated impairment loss, which includes prior years' amortization, totaled $925,120 at December 31, 2003. The net intangible asset, as shown on the balance sheet under the caption "Intangible assets-net", at December 31, 2003 was $154,760. Unless future sales are generated, this intangible asset is subject to future impairment provision losses in 2004.

       Additionally, the Company agrees to pay Dr. Bielory a royalty payment of $.01 per bottle, plus 1% of the suggested retail price of each product sold, plus 10% of the Company's net profits before taxes from such sales of products manufactured with these assets.

       In the event that the Company enters into a consulting agreement with a third party for the sale of products manufactured with these assets, which agreement unconditionally provides for payments to the Company of not less than $20 million whether in lump sum or over a period of four years from such third party, the Company shall issue to Dr. Bielory 5 million shares for each $20 million required to be paid to the Company, not to exceed twenty-five million shares.

       On March 15, 2000 the Company entered into a consulting agreement with Dr. Leonard Bielory whereby under the terms of the agreement, the Company is required to pay Dr. Bielory certain monthly amounts, some contingent on the Company achieving specified net profit levels.

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

3.     INTANGIBLE ASSETS

       Intangible assets consist of the agreement (refer to note 2), with The Related Consultant to purchase the thirteen-step manufacturing process to manufacture herbal dietary supplements and the agreement with Dr. Bielory for the exclusive rights and interest to his allergy and sinus formulations. Such intangible assets, which have indefinite lives, are not subject to amortization, in accordance with SFAS 142. These intangible assets totaled $2,519,880, are recorded on the balance sheet net of the accumulated impairment provisions of $2,091,520, or $428,360 at December 31, 2003.


4.     CAPITAL STOCK

       The Company is authorized to issue 880 million shares of it common stock, par value $.0007 per share. The holders of common stock are entitled to one vote for each share held on all matters to be voted on by stockholders.

       The Company is also authorized to issue 5 million shares of preferred stock, par value $.0007 per share. In March 2003, the Company issued 2,500,000 shares of Series A Preferred Stock to the Director and to the Related Consultant for $1,750. The stock was issued at par value, $.0007 per share.

       On March 7, 2003 and October 1, 2003, the Director of the Company elected and the stockholders voted to amend the Certificate of Incorporation of the Company to increase the authorized number of shares from 250 million shares of Common Stock and 5,000,000 shares of preferred stock to 880 million shares of Common Stock and 10,000,000 shares of preferred stock by means of amendments to the Company's Certificate of Incorporation. The Director determined that it was in the best interests of the Company to make both changes, due to the fact that the Company has issued almost the entire original and amended authorized number of shares permitted under its Certificate of Incorporation, thus limiting the ability of the Company to issue additional shares to raise capital, pay for various services and other related activities.

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

       In electing to continue to follow APB No. 25 for expense recognition purposes, the Company is obliged to provide the expanded disclosures required under SFAS No. 123 for stock-based compensation granted, including if materially different from reported results, disclosure of pro forma net loss and loss per share had compensation expense relating to 2003 and 2002 grants been measured under the fair value recognition provision of SFAS No. 123. At December 31, 2003, all stock options outstanding, other than the options granted to Dr. Bielory for the exclusive rights and interest to his allergy and sinus formulations were "underwater options."

       The weighted-average fair values at date of grant for options granted during 2002 were approximately $1.00, and were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

              Expected life in years                       4.00
              Interest rate                                6.00%
              Volatility                                 146.89%
              Dividend yield                               0.00%


       Had compensation expense been recognized using the fair value method prescribed in SFAS No. 123, the Company's net loss and net loss per share in 2003 and 2002 would not have been significantly affected.

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

5.     STOCK OPTIONS (Continued)

       The following table summarizes stock option activity for 2003 and 2002:

                                            Weighted                       Weighted
                                            Average                        Average
                                            Exercise       Options         Exercise
                             Options         Price        Exercisable       Price
                            ----------    -------------   ----------    -------------
  Balance at December 31,
      2001                   5,500,000       $      .03    5,500,000    $         .03
        Granted              6,000,000              .01    6,000,000              .01
        Exercised                   --               --           --               --
        Cancelled           (2,500,000)              --   (2,500,000)              --
                            ----------    -------------   ----------    -------------
Balance at December 31,
      2002                   9,000,000              .01    9,000,000              .01
        Granted                     --               --           --               --
        Exercised                   --               --           --               --
        Cancelled                   --               --           --               --
                            ----------    -------------   ----------    -------------

Balance at December 31,
      2003                   9,000,000    $         .01    9,000,000    $         .01
                            ==========    =============   ==========    =============

        As of December 31, 2003, there were 9,000,000 common stock options outstanding with a weighted-average remaining life of 2.5 years and a weighted average exercise price of $.01 per share.


6.      LOANS PAYABLE - STOCKHOLDERS

        Loans payable - stockholders consists of unsecured, non-interest bearing short-term loans. The loan agreements provide the Company with the option of repaying the loans with either cash or restricted shares of the Company's common stock.

        On January 11, 2002, 20 million shares of the common stock were issued to Mr. Silberberg, an existing stockholder, in partial settlement of a loan. The total loan amount converted to capital was $336,000.

        On January 11, 2002, 2 million shares of the stock were issued to Mr. Ginsberg, an existing stockholder for cash and in partial settlement of a loan to the Company. The total loan amount converted to capital was $18,000.

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

6.      LOANS PAYABLE - STOCKHOLDERS (Continued)

        On April 7, 2003, 60 million shares of the common stock were issued to Mr. Silberberg, an existing stockholder, in partial settlement of the loan (refer to Note 2). The total loan amount converted to capital was $300,000.

        On April 7, 2003, 25 million shares of the common stock were issued to the Related Consultant, in partial settlement of a loan. The total loan amount converted to capital was $125,000.


7.      COMMITMENTS AND CONTINGENCIES

        The Company has employment agreements with four employees, and a consulting contract with a key consultant, who are also stockholders of the Company. At December 31, 2003, the Company has a total liability for accrued salaries to stockholders of $340,250. There could be certain payroll tax liabilities owed to the IRS on some of the payments for services to certain consultants that were paid in prior years, pursuant to these employment agreements.

        On April 15, 2003, the Company entered into a consulting agreement with Consulting Solutions Group. The agreement is for a one year term. Compensation under the agreement is for the Company to issue 10,000,000 shares of its common stock. There were 5,000,000 shares issued for services rendered under this agreement as of December 31, 2003. The remaining 5,000,000 shares will not be issued due to the consultant's lack of performance under the agreement.

        On February 25, 2003, the Company and Tele-V, LLC, ("Tele") a marketing company with experience in print and broadcast media and in purchasing, manufacturing and marketing consumer products, entered into an agreement whereby the Company issued 30,000,000 shares of common stock in consideration for Tele finding a reputable marketing and distribution company capable of successfully promoting, marketing and distributing Lo-Chol. In addition, upon airing of an infomercial for Lo-Chol, the Company was required to issue but did not issue to Tele 2,500,000 shares of Series A Preferred Stock, which represents 50% of the outstanding shares of Series A Preferred Stock, and 100,000,000 shares of common stock, which represents 26% of the Company's outstanding common stock. Finally, upon the Company achieving sales in excess of $2,000,000 the Company is required to issue 20% of the then outstanding common stock to Tele. Further, pursuant to the agreement, no further issuance of common stock shall in any way dilute or diminish Tele's ownership below 26% of the outstanding common stock or 50% of the outstanding Series A. It is the Company's position that Tele breached this agreement due to its inability to provide a reputable marketing and distribution company capable of successfully promoting, marketing, and distributing Lo-Chol. As a result, the Company does not believe it is required to issue the aforementioned securities to Tele.

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

7.      COMMITMENTS AND CONTINGENCIES (Continued)


        On May 28, 2003, the Company entered into an additional agreement (the "Agreement") with Tele. According to the terms of the Agreement, Tele. had the exclusive right to purchase a minimum of 100,000 bottles, through May 2004 of the Company's patented cholesterol reducing dietary supplement, Lo-Chol, for resale. In exchange for awarding Tele. the exclusive right for the marketing and distribution of Lo-Chol, Tele. has agreed to bear all costs associated with the marketing, designs and distribution of Lo-Chol, including a significant commitment of media buys. Tele. was also required to produce and air a Lo-Chol radio commercial within 90 days of this agreement, followed by the production and airing of an infomercial on Lo-Chol within 120 days. Pursuant to the agreement, Tele was required to purchase a minimum of $2,000,000 worth of purchase orders per year after the date of the first purchase order. On July 9, 2003, Tele, pursuant to an Assignment and Assumption Agreement, assigned all of its rights, title and interest to purchase market and resell Lo-Chol to Nutralife Pharmaceuticals, Corp. ("Nutralife") which was consented to by the Company. On October 1, 2003, the Company and Nutralife entered into an amendment of the Agreement, whereby in addition to amending the purchase price structure of units of Lo-Chol, they amended the following: the agreement is no longer exclusive; Nutralife is required to purchase a minimum of $200,000 worth of purchase orders per year; in the event that Nutralife purchases in excess of $2,000,000 units of Lo-Chol, then Nutralife will have the exclusive right to purchase and resell Lo-Chol; the requirement to purchase 100,000 units of Lo-Chol was terminated; and the down payment originally required for the Company to commence production was increased from 30% to 50%.

        On May 12, 2003, the Company entered into an agreement with Dr. Gerard Armand to serve as the Company's Director of Clinical Research and Manufacturing. The agreement is for a one year term, and requires the Company to issue to Dr. Armand 500,000 shares of common stock and a monthly stipend of $150 for services rendered.


8.      SUBSEQUENT EVENTS


        On January 2, 2004, the Company and Amazing Nutritionals, Inc., a company of which the Related Consultant is an officer, director and shareholder, entered into an asset purchase agreement whereby the Company sold Amazing Nutritionals all rights, title, patents, trademarks, processes and related items of LHM123, which is a natural composition for the treatment of senile dementias in consideration for 3,300,000 shares of common stock of Amazing Nutritionals.

        On January 22, 2004, the Director authorized the issuance of 29,200,000 shares of the Company's common stock for consulting services to various individuals including the Related Consultant.