Form 10KSB/A
period 2003-12-31
ADVANCED PLANT PHARMACEUTICALS INC
filed 2004-04-16
CIK 943535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON D.C.

                                  FORM 10-KSB/A

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

RESULTS OF OPERATIONS RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

     Revenues for the year ended December 31, 2003, were $69,243 as compared to $21,161 for the year ended December 31, 2002, which represents an increase of $48,082 (227%). This increase in revenues from the prior year is primarily due to the increased sales of our Lo-Chol product. We believe the trend in increased revenues to continue for the foreseeable future as a result of the increased marketing and advertising efforts.

COSTS OF SALES

      Cost of Sales for the year ended December 31, 2003 were $61,479 as compared to $18,456 for the year ended December 31, 2002, an increase of $43,023 (233%) . This increase was primarily due to the increase in the use of raw materials as a result of increased sales. We expect the increase in our cost of goods sold to continue as we continue to sell additional products, which requires the use of additional raw materials.

OPERATING EXPENSES

      Operating Expenses incurred for the year ended December 31, 2003 were $3,578,588 as compared to $672,244 for the year ended December 31, 2002, an increase of $2,906,344 (432%). We expect the operating expenses to continue to increase if the level of sales continue to increase.

NET LOSS AND NET LOSS PER SHARE

      Our net loss and net loss per share was $3,861,984 and $.01 for the year ended December 31, 2003, as compared to $2,258,683 and $.01, an increase of $1,603,301 (70%). This increase was due primarily to an increase in operating expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2003, we had working capital deficiency of $3,081,675 as compared with $3,300,433 at December 31, 2002, a decrease of $218,758 or 6%. We do not believe this slight decrease to be material. We have historically sustained our operations and funded our capital requirements with the funds received from the sale of our common stock.

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

Certification of President and Chief Financial Officer

(1) Filed as an exhibit to the Form 10-KSB filed on April 14, 2004
(2) Filed as exhibits to Form 10-SB, dated, July 23, 1999, as amended from time to time

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





Date:     April 15, 2004       By: /s/ David Lieberman
                                ----------------------------
                                David Lieberman
                                Chief Executive Officer, President
                                and Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.





DATE                              SIGNATURE / TITLE


Date:       April 15, 2004        By: /s/ David Lieberman
                                   ----------------------------
                                   David Lieberman
                                   Sole Director

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