Form 10QSB
period 2004-03-31
ADVANCED PLANT PHARMACEUTICALS INC
filed 2004-05-24
CIK 943535

>

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON D.C.

                                 FORM 10-QSB

|X|   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange

              Act of 1934, For the Quarter Ended March 31, 2004

|_| Transitional Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                  Yes        X             No
                         ---------               ----------
      As of May 21, 2004, there were issued and outstanding 652,966,060, shares of Common Stock, $.0007 par value per share.

             Transitional Small Business Disclosure Format

                  Yes                      No        X
                         ---------               ----------

                     ADVANCED PLANT PHARMACEUTICALS, INC.

                                    INDEX
                                    -----


                                                                       PAGE
                                                                      NUMBER
                                                                     --------

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed financial statements   (unaudited)

         Condensed Balance sheet as of March 31, 2004                    2

         Condensed Statements of operations for the three months
                  ended March 31, 2004 and 2003                          3

         Condensed Statements of cash flows                              4

         Notes to financial statements                                   5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            11

Item 3.   Controls and Procedures                                       12

PART II.  OTHER INFORMATION                                             13

SIGNATURES                                                              14

                                    PART I

ITEM 1. CONDENSED FINANCIAL STATEMENTS


                      ADVANCED PLANT PHARMACEUTICALS, INC.

                             CONDENSED BALANCE SHEET

                                 MARCH 31, 2004
                                   (UNAUDITED)


                                    Assets

Current assets
   Cash and cash equivalents                                      $  167,262
   Inventory                                                          76,240
                                                                  ----------
        Total current assets                                         243,502
                                                                  ----------
Fixed assets - net                                                     1,224
                                                                  ----------
Other assets

   Intangible assets - net of impairment losses                      428,360
   Due from related companies                                          6,232
    Prepaid and other assets                                         199,151
                                                                  ----------
        Total other assets                                           633,743
                                                                  ----------
        Total assets                                              $  878,469
                                                                  ==========

                   Liabilities and Stockholders' Deficiency

Current liabilities

   Accounts payable                                               $  122,279
   Due to stockholder - asset acquisition                          1,315,000
   Loans payable - stockholders                                    1,305,625
   Accrued expenses                                                2,324,268
   Due to distributor                                                103,500
                                                                  ----------
        Total current liabilities                                  5,170,672
                                                                  ----------
Commitments and Contingencies - note 7

Stockholders' deficiency
    Preferred stock - $.0007 par value,
      - 10,000,000 shares authorized;
      2,500,000 shares issued and outstanding                          1,750
   Common - $.0007 par value,
      880,000,000 shares authorized;
      568,865,632 shares issued and outstanding                      398,206
   Paid-in-capital                                                12,608,414
   Deficit                                                       (17,300,573)
                                                                  -----------
        Total stockholders' deficiency                            (4,292,203)
                                                                  ----------
        Total liabilities and stockholders' deficiency            $  878,469
                                                                  ----------


                   The accompanying notes are an integral part
                     of the condensed financial statements.

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                       Three Months Ended March 31,
                                       ----------------------------
                                           2004             2003
                                       ------------    ------------
Revenues                               $     17,158    $      4,529

Cost of sales                                19,705              --
                                       ------------    ------------
      Gross profit (loss)                    (2,547)          4,529

Consulting expenses

   related parties                        1,288,400              --
Other operating expenses                  1,397,223         207,548
                                       ------------    ------------
      Loss from operations               (2,688,170)       (203,019)

Other income (expense)                           --            (442)

      Net loss                         $ (2,688,170)   $   (203,461)
                                       ============    ============
Basic and diluted net loss per share   $       (.00)   $       (.00)

Weighted average number of common
   shares outstanding                   559,127,170     246,939,950
                                       ============    ============

                   The accompanying notes are an integral part
                     of the condensed financial statements.

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                   Three Months Ended March 31,
                                                  -----------------------------
                                                      2004            2003
                                                  ------------    ------------
Cash flows from operating activities

   Net cash used in operations                    $   (198,973)   $   (292,700)
                                                  ------------    ------------
Cash flows from financing activities
   Loans payable - stockholders - net                   26,160         304,663
   Due from affiliates                                   5,606              --
   Common stock issued for cash                         70,000              --
                                                  ------------    ------------
   Net cash provided by financing activities           101,666         304,663
                                                  ------------    ------------
Cash flows from investing activities
    Fixed assets acquisition                            (1,289)             --
                                                  ------------    ------------
    Net cash used in investing activities               (1,289)             --
                                                  ------------    ------------
Net increase (decrease) in cash and cash               (98,596)         11,963
equivalents

Cash and cash equivalents - beginning of period        265,858             219
                                                  ------------    ------------
Cash and cash equivalents - end of period         $    167,262    $     12,182
                                                  ------------    ------------


Supplemental cash flow information:
  Cash paid during the year for:

      Interest                                    $         --    $         --
                                                  ============    ============
       Income taxes                               $         --    $         --
                                                  ============    ============
Information about noncash activities:

   Common stock issued to satisfy                 $         --    $         --
stockholders' loans
                                                  ============    ============
   Preferred stock issued for services            $         --    $      1,750
                                                  ============    ============

                  The accompanying notes are an integral part
                     of the condensed financial statements.

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2003.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS

     Advanced Plant Pharmaceuticals, Inc. ("The Company" or "APPI") focuses on the sale of plant based dietary health supplements. The Company owns the rights to a thirteen step manufacturing process (refer to note 2) which utilizes whole plants to manufacture all natural dietary supplements. The Company intends to use this process to manufacture products that it hopes to distribute worldwide through various sales distribution contracts. APPI was incorporated in November 1994 and had devoted most of its efforts since inception to 1999, conducting research and development, acquiring agreements to the rights of the thirteen step process, and one major sinus product. The Company's products are available for sale to retail stores. The Company's corporate offices are located in New York City.

     These financial statements have been prepared assuming that the Company will continue as a going concern. The Company presently has operating risks and liquidity concerns and has incurred an accumulated deficit of $17,300,573 current liabilities exceeded current assets by $4,927,170. There can be no assurance that the Company will be able to successfully develop an established source of revenue or acquire the necessary capital to mitigate their operating risks and continue their on-going development efforts and bring successful products to the commercial market. These factors, among others, create a substantial uncertainty about the Company's ability to continue as a going concern.

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

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     NATURE OF BUSINESS (Continued)

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

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     INCOME TAXES (Continued)

     The Company has federal net operating tax loss carry forwards of approximately $17,300,000 expiring in the years 2010 to 2023. The deferred tax asset totaled $5,190,000 and has been offset by a full valuation allowance. The change in the valuation allowance was $806,451 and $161,038, estimating a 30% effective tax rate for the periods ended March 31, 2004 and 2003, respectively. The utilization of the net operating loss may be subject to a substantial limitation due to the "Change of ownership provisions" under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation and may result in the expiration of the net operating loss before its full utilization.

     LOSS PER SHARE

     The Company computed basic and diluted loss per share amounts for December 31, 2003 and 2002 pursuant to the Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share." No dilution resulted from the 9,000,000 employee stock options outstanding at March 31, 2004 and 2003, respectively, because of the net loss.

     Basic loss per common share ("LPS") is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive stock options.

                                                            Three Months
                                                           Ended March 31,
                                                   ----------------------------
                                                       2004            2003
                                                   ------------    ------------
NUMERATOR FOR BASIC AND DILUTED LPS
   Net loss to common shareholders                 $ (2,688,170)   $   (203,461)
                                                   ============    ============
DENOMINATOR FOR BASIC AND DILUTED LPS
   Weighted average shares of common stock
      Outstanding                                  $559,127,170    $246,939,950
                                                   ============    ============
LPS - basic and diluted                            $       (.00)   $       (.00)
                                                   ============    ============


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

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

2.   RELATED-PARTIES STOCK TRANSACTIONS

     On January 22, 2004, Management and the Director issued under the 2004 Incentive Stock Plan ("ISP") 27,700,000 shares of common stock as compensation due under its agreement with various individuals for marketing consulting services rendered to the Company, valued at $747,900. In addition, on January 22, 2004, 1,500,000 shares of common stock were issued under the ISP to a related party, also related to the Director, Mr. C.J Lieberman ("Related Consultant"). The total consulting expense was $40,500 and is included in "Consulting Expenses--Related Parties". The value of the consulting services was determined by management to be the market quoted value of the stock as traded on the NASDAQ, Over the Counter Bulletin Board, at the time of each board resolution to issue the stock.

     The Director, advanced to the Company his personal funds, or paid expenses on behalf of the Company. As of March 31, 2004, included on the balance sheet in "Loans payable - Stockholders" are accrued salaries, consulting and other expenses paid on behalf of the Company by the Director is a balance due him of $443,283. This loan payable is non-interest bearing.

     On January 2, 2004, the Company and Amazing Nutritionals, Inc., a company of which the Related Consultant is a shareholder, entered into an asset purchase agreement whereby the Company sold Amazing Nutritionals all rights, title, patents, trademarks, processes and related items for a product used for the treatment of senile dementias (LHM123) in consideration for 3,300,000 shares of common stock of Amazing Nutritionals.

     In 2003, the Company entered in an asset purchase agreement with Amazon Biotech, Inc.,("Amazon"), a company that trades on the Nasdaq, Over The Counter Bulletin Board, symbol AMZB.OB. The Company sold all rights, title, patents, trademarks, processes and related items for a product used for the treatment of AIDS disease ("ABAVCA") for 3 million shares of Amazon and certain future royalty payments, based on future sales of the product. Amazon also agreed to fund a minimum of $250,000 towards Phase I/II clinical studies of ABAVCA. The Company is in the process of doing an appraisal of the stock received from Amazon, in order to determine the book value of its investment in Amazon. At March 31, 2004, this investment was recorded at its par value, which is $300.

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.   INTANGIBLE ASSETS

     Intangible assets consist of the agreement, with The Related Consultant to purchase the thirteen-step manufacturing process to manufacture herbal dietary supplements and the agreement with Dr. Bielory for the exclusive rights and interest to his allergy and sinus formulations. Such intangible assets, which have indefinite lives, are not subject to amortization, in accordance with SFAS 142. These intangible assets totaled $2,519,880, are recorded on the balance sheet net of the accumulated impairment provisions of $2,091,520, or $428,360 at March 31, 2004.

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

     The Company issued 3,000,000 shares in a private placement to a several investors at approxmately $.02 per share, for aggregate proceeds of $70,000.

5.   2004 INCENTIVE STOCK PLAN

     In January 2004, the Company had adopted the ISP. This plan allows the Company to make a long-term incentive awards to directors, executives and selected employees and consultants in order to reward them for making major contributions to the success of the Company, thus providing participants with a proprietary interest in the growth and performance of the Company. Under the ISP, the Company may reward the eligible individuals with 30,000,000 shares of its common stock. As of March 31, 2004, there were 29,200,000 shares (refer to note 2) shares issued to various eligible individuals.

6.   LOANS PAYABLE - STOCKHOLDERS

     Loans payable - stockholders consists of unsecured, non-interest bearing short-term loans. The loan agreements provide the Company with the option of repaying the loans with either cash or restricted shares of the Company's common stock.

7.   COMMITMENTS AND CONTINGENCIES

     The Company has employment agreements with four employees, and a consulting contract with a key consultant, who is also stockholders of the Company. At March 31, 2004, the Company has a total liability for accrued salaries to stockholders of $382,400. There could be certain payroll tax liabilities owed to the IRS on some of the payments for services to certain consultants that were paid in prior years, pursuant to these employment agreements.

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

8.   SUBSEQUENT EVENT

     On April 20, 2004, the Company had issued 88,300,000 shares of its common stock to various consultants for services rendered. The total amount accrued for these services was $1,766,000, or $.02 per share, and was based on the market price on the date of issuance. Of this amount, $500,000 was for consulting services provided by the Related Consultant.

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

On May 28, 2003, the Company entered into an agreement (the "Agreement") with Tele-V, LLC ("Tele"). According to the terms of the Agreement, Tele had the exclusive right to purchase a minimum of 100,000 bottles, through May 2004 of the Company's patented cholesterol reducing dietary supplement, Lo-Chol, for resale. In exchange for awarding Tele the exclusive right for the marketing and distribution of Lo-Chol, Tele has agreed to bear all costs associated with the marketing, designs and distribution of Lo-Chol, including a significant commitment of media buys. Tele was also required to produce and air a Lo-Chol radio commercial within 90 days of this agreement, followed by the production and airing of an infomercial on Lo-Chol within 120 days. Pursuant to the agreement, Tele was required to purchase a minimum of $2,000,000 worth of purchase orders per year after the date of the first purchase order. On July 9, 2003, Tele, pursuant to an Assignment and Assumption Agreement, assigned all of its rights, title and interest to purchase market and resell Lo-Chol to Nutralife Pharmaceuticals, Corp. ("Nutralife") which was consented to by the Company. On October 1, 2003, the Company and Nutralife entered into an amendment of the Agreement, whereby in addition to amending the purchase price structure of units of Lo-Chol, they amended the following:

o     the agreement is no longer exclusive;

o Nutralife is required to purchase a minimum of $200,000 worth of purchase orders per year;

o in the event that Nutralife purchases in excess of $2,000,000 units of Lo-Chol, then Nutralife will have the exclusive right to purchase and resell Lo-Chol;

o     the requirement to purchase 100,000 units of Lo-Chol was terminated; and

o     the  down  payment  originally   required  for  the  Company  to  commence
      production was increased from 30% to 50%.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003.

REVENUES

Revenues  generated  during the three months  ended March 31,  2004,  aggregated
$17,158, as compared to $4,529 for the three months ended Mach 31, 2003. The increase of $12,629 in revenues from the comparable period in the prior year is primarily due to the increased sales of our Lo-Chol product. We believe the trend in increased revenues to continue for the foreseeable future as a result of the increased marketing and advertising efforts.

COSTS OF GOODS SOLD

Cost of Goods Sold for the three months ended March 31, 2004, aggregated $19,705 as compared to none for the three months ended March 31, 2004. The increase for the three months ended March 31, 2004, was primarily due to increased sales.

OPERATING EXPENSES

Operating Expenses incurred for the three months ended March 31, 2004, aggregated $2,685,623 as compared to $207,548 for three months ended March 31, 2003, which is an increase of $2,478,075. This increase was the result of the issuance of shares of common stock to consultants during the three months ended March 31, 2004. We expect the operating expenses to continue to increase if the level of sales continue to increase.

NET LOSS AND LOSS PER COMMON SHARE

The net loss and the loss per common share was $2,688,170 and $.00 for the three months ended March 31, 2004, as compared to net loss of $203,461 and $.00 for the three months ended March 31, 2003. The reason for the increased net loss is a result of the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, we had working capital deficit of $4,927,170 as compared with $3,081,675 at December 31, 2003. The increase in the working capital deficit is primarily the result of an increase in accrued expenses.

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

ITEM 3 - CONTROLS AND PROCEDURES

As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2004.

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

ITEM 2 - CHANGES IN SECURITIES

The Company issued 3,000,000 shares in a private placement to a several investors at approximately $.02 per share, for aggregate proceeds of $70,000. This sale is deemed to be exempt under rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons all of whom were accredited investors and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

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

                            Advanced Plant Pharmaceuticals, Inc.


                           By: /s/ David Lieberman
                               ------------------------------------------------
                               David Lieberman, Chief Executive Officer and
                               Principal Financial Officer


Dated: May 24, 2004