Form 10QSB
period 2004-06-30
ADVANCED PLANT PHARMACEUTICALS INC
filed 2004-08-23
CIK 943535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON D.C.

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, For the Quarter Ended June 30, 2004

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

                           Yes  X     No
                               ---        ---

      As of August 20, 2004, there were issued and outstanding 669,382,298, shares of Common Stock, $.0007 par value per share.

      Transitional Small Business Disclosure Format

                           Yes        No   X
                               ---        ---

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                                      INDEX

                                                                           PAGE
                                                                          NUMBER

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed financial statements     (unaudited)

         Condensed Balance sheet as of June 30, 2004                         3

         Condensed Statements of operations for the three and six months
                  ended June 30, 2004 and 2003                               4

         Condensed Statements of cash flows for the six months ended
             June 30, 2004 and 2003                                          5

      Notes to the condensed financial statements                            7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                11

Item 3.   Controls and Procedures                                           15

PART II.  OTHER INFORMATION                                                 16

SIGNATURES                                                                  17

                                     PART I

ITEM 1. CONDENSED FINANCIAL STATEMENTS


                      ADVANCED PLANT PHARMACEUTICALS, INC.

                             CONDENSED BALANCE SHEET

                                  JUNE 30, 2004
                                   (UNAUDITED)


                   The accompanying notes are an integral part
                     of the condensed financial statements.



                                     Assets

Current assets
     Cash and cash equivalents                                                  $      3,768
     Accounts receivable                                                               1,152
     Inventory                                                                        74,740
                                                                                ------------

           Total current assets                                                       79,660
                                                                                ------------

Property and equipment - net                                                           3,288
                                                                                ------------

Other assets
     Intangible assets - net of impairment losses                                    428,360
     Due from related companies                                                        3,932
      Prepaid and other assets                                                         7,190
                                                                                ------------

           Total other assets                                                        439,482
                                                                                ------------

           Total assets                                                         $    522,430
                                                                                ------------


                    Liabilities and Stockholders' Deficiency

Current liabilities
     Accounts payable                                                           $    149,839
     Due to stockholder - asset acquisition                                        1,315,000
     Loans payable - stockholders                                                    836,875
     Accrued expenses                                                                816,769
     Due to distributor                                                              103,500
     Deposits                                                                         10,000
                                                                                ------------

           Total liabilities                                                       3,231,983
                                                                                ------------

Stockholders' deficiency
     Preferred - $.0007 par value,
         10,000,000 shares authorized,
         2,500,000 shares issued and outstanding                                       1,750
     Common - $.0007 par value,
         880,000,000 shares authorized;
         660,632,298 shares issued and outstanding                                   462,443
     Paid-in-capital                                                              14,242,844
     Deficit                                                                     (17,416,590)
                                                                                ------------

           Total stockholders' deficiency                                         (2,709,553)
                                                                                ------------

           Total liabilities and stockholders' deficiency                       $    522,430
                                                                                ============

                  The accompanying notes are an integral part
                     of the condensed financial statements.

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                         Three Months Ended                Six Months Ended
                                              June 30,                          June 30,
                                              -------                           -------

                                       2004             2003            2004               2003
                                       ----             ----            ----               ----

Revenues                          $      31,817    $      61,981    $      48,975    $      64,726

Cost of sales                            10,554           27,340           30,259           29,466
                                  -------------    -------------    -------------    -------------

         Gross profit                    21,263           34,641           18,716           35,260

Operating expenses:
     General and administrative         266,377          611,225        2,952,000          815,372
                                  -------------    -------------    -------------    -------------

  Operating loss                       (245,114)        (576,584)      (2,933,284)        (780,112)

  Other income
      Miscellaneous income              129,097               --          129,097               --
                                  -------------    -------------    -------------    -------------

  Loss before provision for
    income taxes                       (116,017)        (576,584)      (2,804,187)        (780,112)

  Provision for income taxes                 --              245               --              687
                                  -------------    -------------    -------------    -------------

         Net loss                 $    (116,017)   $    (576,829)   $  (2,804,187)   $    (780,799)
                                  =============    =============    =============    =============

Basic and diluted loss per
    share                         $       (0.00)   $       (0.00)           (0.00)   $       (0.00)
                                  =============    =============    =============    =============

Weighted average numbers of
     common shares outstanding      634,951,712      378,773,394      597,039,441      434,587,999
                                  =============    =============    =============    =============

                  The accompanying notes are an integral part
                     of the condensed financial statements.

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                     Six Months Ended June 30,
                                                                          2004        2003
                                                                          ----        ----
Cash flows from operating activities
     Net cash provided by (used in) operations                         $(413,953)   $ 143,402
                                                                       ---------    ---------

Cash flows from financing activities
     Loans payable to stockholders - net                                  77,410     (103,506)
     Due from affiliates                                                   7,806           --
     Proceeds from the sale of common stock                               70,000           --
                                                                       ---------    ---------

     Net cash provided by (used in)  financing activities                155,216     (103,506)
                                                                       ---------    ---------

Cash flows from investing activities
     Equipment acquisition                                                (3,353)          --
                                                                       ---------    ---------

     Net cash used in investing activities                                (3,353)          --
                                                                       ---------    ---------

Net increase (decrease) in cash and cash equivalents                    (262,090)      39,896

Cash and cash equivalents - beginning of period                          265,858          219
                                                                       ---------    ---------

Cash and cash equivalents - end of period                              $   3,768    $  40,115
                                                                       =========    =========



Supplemental cash flow information: Cash paid during the period for:
                  Income taxes                                         $      --    $     687
                                                                       =========    =========

Non-cash transaction:
         Stockholder loans converted to common stock                   $ 520,000    $      --
                                                                       =========    =========

                  The accompanying notes are an integral part
                     of the condensed financial statements.

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2003.


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      NATURE OF BUSINESS AND GOING CONCERN

      Advanced Plant Pharmaceuticals, Inc. ("The Company" or "APPI") focuses on the sale of plant based dietary health supplements. The Company owns the rights to a thirteen step manufacturing process, which utilizes whole plants to manufacture all natural dietary supplements. The Company intends to use this process to manufacture products that it hopes to distribute worldwide through various sales distribution contracts. APPI was incorporated in November 1994 and had devoted most of its efforts since inception to 1999 conducting research and development and acquiring agreements to the rights of this process and one major sinus product. The Company's operations are located in New York City.

      These financial statements have been prepared assuming that the Company will continue as a going concern. The Company presently has operating risks and liquidity concerns and has incurred an accumulated deficit of $17,416,590 and stockholder's deficiency of $2,709,553 as of June 30, 2004 and current liabilities exceeded current assets by $3,152,323. There can be no assurance that the Company will be able to successfully acquire the necessary capital to mitigate their operating risks and continue their on-going development efforts and bring their products to the commercial market. These factors, among others, create a substantial uncertainty about the Company's ability to continue as a going concern.

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

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      NATURE OF BUSINESS AND GOING CONCERN (Continued)

      Factors that could affect the Company's future operating results and cause future results to vary materially from expectations include, but are not limited to, lower than anticipated business derived from existing products, an inability to attract new clients and grow on its own, loss, an inability to control expenses, changes in the natural health products industry, changes in regulatory requirements for the Company's products, a decline in the use of plant based dietary health supplements, a decline in the financial stability of the Company's clients and general uncertain economic conditions. Negative developments in these or other risk factors will have a material adverse effect on the Company's future financial position, results of operations and cash flows.

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

      RESEARCH AND DEVELOPMENT COSTS

      Research and development costs are expensed as incurred. For the six months ended June 30, 2004 and 2003, research and development costs included in operating expenses were $289,419 and $9,251, respectively.

      INCOME TAXES

      The Company has federal net operating tax loss carry forwards expiring in the years 2010 to 2024. The potential tax benefit of the net operating loss has been offset by a full valuation allowance. The utilization of the net operating loss may be subject to a substantial limitation due to the "Change of ownership provisions" under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating loss before its full utilization.

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      LOSS PER SHARE

      The Company computed basic and diluted loss per share amounts for June 30, 2004 and 2003 pursuant to the Statement of Financial Accounting Standard
      (SFAS) No. 128, "Earnings Per Share." No dilution resulted from the 6,000,000 and 9,000,000 employee stock options outstanding at June 30, 2004 and 2003, respectively, because of the net loss.

      LOSS PER SHARE

      Basic loss per common share ("LPS") is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings percommon share are calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive stock options.

      REVENUE RECOGNITION

      The Company recognizes revenue from the sale of its products in accordance with the U.S.


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

      2004 INCENTIVE STOCK PLAN

      In January 2004, the Company had adopted the 2004 Incentive Stock Plan
      (ISP). This plan allows the Company to make long-term incentive awards to directors, executives and selected employees and consultants in order to reward them for making major contributions to the success of the Company, thus providing participants with a proprietary interest in the growth and performance of the Company. Under the ISP, the Company is authorized to reward eligible individuals with up to 45,000,000 shares of its common stock. As of June 30, 2004, 36,866,666 shares (refer to note 2) were issued to various eligible individuals.

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      STOCK WARRANTS

      At June 30, 2004, the Company had outstanding warrants to purchase 33,000,000 shares of the Company's common stock at prices ranging from $.03 to $.10 per share. The warrants become exercisable in 2005 and expire at various dates through 2007. A waiver of reservation for 30,000,000 shares was received. Thus, the remaining 3,000,000 shares of common stock were reserved for that purpose.

      COMMITMENTS AND CONTINGENCIES

      The Company has employment agreements with four employees, and a consulting contract with a key consultant, who are also stockholders of the Company. At June 30, 2004, the Company has a total liability for accrued salaries to stockholders of $443,891. There could be certain payroll tax liabilities owed to the IRS on some of the payments for services to certain consultants that were paid in prior years, pursuant to these employment agreements.

      RECLASSIFICATION

      Certain prior year's amounts have been reclassified to conform to the 2003 presentation.


2.    RELATED-PARTIES STOCK AND ASSET TRANSACTIONS

      On January 22, 2004, Management and the Director issued under the 2004 Incentive Stock Plan ("ISP") 27,700,000 shares of common stock as compensation due under its agreement with various individuals for marketing consulting services rendered to the Company, valued at $787,900. As part of the total shares issued, 1,500,000 shares of common stock were issued under the ISP to a related party, also related to the Director, Mr. C.J Lieberman ("Related Consultant"). The value of the consulting services was determined by management to be the market quoted value of the stock as traded on the NASDAQ, Over the Counter Bulletin Board, at the time of each board resolution to issue the stock.

      On June 4, 2004, the Company had also issued, under the ISP, 5,666,666 shares of common stock for the performance of various services valued at $56,667, and paid down $20,000 of loan payable to a stockholder with 2,000,000 shares of common stock for prior services rendered. Both of these transactions were recorded at $0.01 per share, the fair market on the date of issuance.

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.    RELATED-PARTIES STOCK AND ASSET TRANSACTIONS (Continued)

      The Director, advanced to the Company his personal funds, or paid expenses on behalf of the Company. As of June 30, 2004, included on the balance sheet in "Loans payable - Stockholders" are accrued salaries, consulting and other expenses paid on behalf of the Company by the Director is a balance due him of $477,033. This loan payable is non-interest bearing.

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

      In 2003, the Company entered in an asset purchase agreement with Amazon Biotech, Inc., ("Amazon"), a company that trades on the Nasdaq, Over The Counter Bulletin Board, symbol AMZB.OB. The Company sold all rights, title, patents, trademarks, processes and related items for a product used for the treatment of AIDS disease ("ABAVCA") for 3 million shares of Amazon and certain future royalty payments, based on future sales of the product. Amazon also agreed to fund a minimum of $250,000 towards Phase I/II clinical studies of ABAVCA. The Company is in the process of doing an appraisal of the stock received from Amazon, in order to determine the book value of its investment in Amazon. At June 30, 2004, this investment was recorded at its par value, which is $300.

      On April 20, 2004, the Company had issued 800,000 shares of its common stock to a consultant for services rendered. The amount recorded for these services was $16,000, or $.02 per share, and was based on the market price on the date of issuance.

      On April 22, 2004, the Company had issued 38,300,000 shares of its common stock to various consultants for services rendered, valued at $766,000. Also, the Company converted a loan payable to stockholder into the common stock by issuance of 25 million shares, resulting in debt reduction of $500,000. In addition, the Company had issued 25 million shares for consulting services rendered by a Related Consultant, valued at $500,000. These transactions were recorded at $0.02 per share based on the market price on the date of issuance.

      On April 23, 2004, the Company has cancelled 5,000,000 shares of common stock which were issued by the Company and held by the transfer agent pending the completion of contractual services. The shares were cancelled due to nonperformance of the contract.

      During the period ended March 31, 2004, the Company issued 3,000,000 shares in a private placement to several investors at approximately $.02 per share, for aggregate cash proceeds of $60,000.

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.    INTANGIBLE ASSETS

      Intangible assets consist of the agreement, with The Related Consultant to purchase the thirteen-step manufacturing process to manufacture herbal dietary supplements and the agreement with Dr. Bielory for the exclusive rights and interest to his allergy and sinus formulations. Such intangible assets, which have indefinite lives, are not subject to amortization, in accordance with SFAS 142. These intangible assets totaled $2,519,880, are recorded on the balance sheet net of the accumulated impairment provisions of $2,091,520, or $428,360 at June 30, 2004.


4.    MISCELLANEOUS INCOME

      During the period ended June 30, 2004, the Company has a write off of prior period's accounts payable in the amount of $129,097, shown as a miscellaneous income on the condensed statements of operations.


5.    SUBSEQUENT EVENT

      On July 23, 2004, the Company had issued 1,000,000 shares of its common stock to Philip Drachman, a consultant, for services rendered. The amount accrued for these services was $10,000 or $.01 per share, and was based on the market price on the date of issuance for work concluded prior to June 30, 2004.

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

Sinusol, being the formulation purchased from Dr. Bielory, is a generalized base solution for the development of an extensive line of specialty products related to allergy and sinus conditions. The ingredients include a mixture of gently pH-balanced essential mineral oils that combat the various symptoms related to allergies and sinus disorders, including congestions, irritated nasal mucosa and bacterial and fungal infections. Specialized advanced formulations are being reviewed for patent submission.

In addition to Sinusol, the Company is also currently marketing its Lo-Chol product. Lo-Chol's formula is derived from the "whole plant" parts of six selected plants that work in concert to help tip your lipid balance (good and bad cholesterol) towards a more normal level. These six plants are synergistically combined using a proprietary "whole plant technology" (a special pharmaceutical-grade process) that delivers virtually all the natural phyto-chemicals and active ingredients in the plants. Unlike almost all other herbal supplements on the market, Lo-Chol does not contain any extracts. Instead, it utilizes the entire part of a specific plant that is processed and standardized to deliver optimum potency and nutritional benefits.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003.

REVENUES

Revenues  generated  during  the six  months  ended  June 30,  2004,  aggregated
$48,975, as compared to $64,726 for the six months ended June 30, 2003. The decrease of $15,751 in revenues from the comparable period in the prior year is primarily due to less purchases by our exclusive distributors.

COSTS OF GOODS SOLD

Cost of Goods Sold for the six months ended June 30, 2004, aggregated $30,259 as compared to $29,466 for the six months ended June 30, 2004. The increase of $1,063 for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003, was primarily due to the use of product in connection with clinical trials.

OPERATING EXPENSES

Operating Expenses incurred for the six months ended June 30, 2004 aggregated $2,952,000 as compared to $815,372 for the six months ended June 30, 2003, which is an increase of $2,136,628. This increase was the result of payment of finders fees in connection with the sales of our products

NET LOSS

The net loss was $2,804,187 for the six months ended June 30, 2004, as compared to net loss of $780,799 for the six months ended June 30, 2003, which represents an increased net loss of $2,023,388. The reason for the increased net loss is a result of the reasons described above.

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2003.

REVENUES

Revenues generated during the three months ended June 30, 2004, aggregated $31,817, as compared to $61,981 for the three months ended June 30, 2003. The decrease of $30,164 in revenues from the comparable period in the prior year is primarily due to less purchases by our exclusive distributors.

COSTS OF GOODS SOLD

Cost of Goods Sold for the three months ended June 30, 2004, aggregated $10,554 as compared to $27,340 for the three months ended June 30, 2004. The $16,786 decrease for the three months ended June 30, 2004, was primarily due to decreased sales.

OPERATING EXPENSES

Operating Expenses incurred for the three months ended June 30, 2004, aggregated $266,377 as compared to $611,225 for three months ended June 30, 2003, which is an decrease of $344,848. This decrease was the result of a decrease in the payment of finders fees payable in connection with the sales of our products.

NET LOSS

The net loss was $116,017 for the three months ended June 30, 2004, as compared to net loss of $576,829 for the three months ended June 30, 2003. The reason for the decreased net loss is a result of the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, we had working capital deficit of $3,152,323 as compared with $3,081,675 at December 31, 2003. The increase in the working capital deficit is primarily the result of an increase in accrued expenses.

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

ITEM 3 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2004, we carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer. Based upon that evaluation, they concluded that there were material weaknesses associated with our disclosure controls and procedures in so far as they were not effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act. Our independent auditors issued a letter at the completion of their review of our financial statements for they six months ended June 30, 2004, detailing the following material weaknesses:

      o Lack of supervision and review regarding the recording of stock transactions;
      o     Lack of discipline around the financial reporting;
      o     Lack of financial accounting and reporting knowledge; and
      o     Policies and procedures used to develop accruals and estimates.

As a result of the above, the Company terminated its current accounting personnel and engaged new accounting personnel to address the issues raised by our independent auditors. The new accounting personnel have assisted management in developing procedures, forms, checklists and reporting packages to address these deficiencies, and management believes progress had been made to improve our system of internal controls. Additional progress in these areas will continue through the end of 2004.

CHANGES IN INTERNAL CONTROLS

During the quarter to which this report relates, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the new policies and procedures instituted in August 2004 to address the material weaknesses set forth above.

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


ITEM 2 - CHANGES IN SECURITIES

On April 20, 2004, the Company had issued 800,000 shares of its common stock to a consultant for services rendered. The amount recorded for these services was $16,000, or $.02 per share, and was based on the market price on the date of issuance.

On April 22, 2004, the Company had issued 38,300,000 shares of its common stock to various consultants for services rendered, valued at $766,000. Also, the Company converted a loan payable to stockholder into the common stock by issuance of 25 million shares, resulting in debt reduction of $500,000. In addition, the Company had issued 25 million shares for consulting services rendered by CJ, Lieberman, the brother of our sole executive officer and director, valued at $500,000. These transactions were recorded at $0.02 per share based on the market price on the date of issuance.

On April 23, 2004, the Company has cancelled 5,000,000 shares of common stock which were issued by the Company and held by the transfer agent pending the completion of contractual services. The shares were cancelled due to nonperformance of the contract.

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

                      Advanced Plant Pharmaceuticals, Inc.


                        By:  /s/ David Lieberman
                             --------------------------------------------
                             David Lieberman, Chief Executive Officer and
                             Principal Financial Officer


Dated: August 20, 2004