Form 10QSB
period 2004-09-30
ADVANCED PLANT PHARMACEUTICALS INC
filed 2004-11-23
CIK 943535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON D.C.

                                   FORM 10-QSB

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, For the Quarter Ended September 30, 2004

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


                  43 West 33rd Street, New York, New York 10001
                 ----------------------------------------------
                     Address of principal executive offices

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

                                 Yes [X] No [ ]

      As of November 19, 2004, there were issued and outstanding 705,382,359, shares of Common Stock, $.0007 par value per share.

      Transitional Small Business Disclosure Format

                                 Yes [ ] No [X]

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                                      INDEX
                                      -----

                                                                          PAGE
                                                                         NUMBER
                                                                         ------

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Condensed financial statements (unaudited)

         Condensed Balance sheet as of September 30, 2004                      3

         Condensed Statements of operations for the three and three months
                  ended September 30, 2004 and 2003                            4

         Condensed Statements of cash flows for the nine months ended
             September 30, 2004 and 2003                                       5

         Notes to the condensed financial statements                           7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  11

Item 3.  Controls and Procedures                                              15

PART II. OTHER INFORMATION                                                    16
         ----------------

SIGNATURES                                                                    17

                                     PART I

ITEM 1. CONDENSED FINANCIAL STATEMENTS

                      Advanced Plant Pharmaceuticals, Inc.

                      Unaudited Consolidated Balance Sheets

                                                                   September 30,
                                                                        2004
                                                                   ------------

Assets
Current:
   Accounts receivable, net                                        $      1,008
   Inventory                                                             74,021
   Prepaid Expenses                                                       1,520
                                                                   ------------
                                                                         76,549

Property and equipment, net                                               3,158
Intangible assets, net of impairment losses                             428,360
Due from related companies                                                3,080
Other assets                                                              4,150
                                                                   ------------
Total Assets                                                       $    515,297

Liabilities and Stockholders' Equity
Current:
   Bank overdraft                                                  $      7,071
    Accounts payable                                                    185,580
   Due to stockholder - asset acquisition                             1,315,000
   Loans payable - stockholders                                         936,025
   Accrued expenses                                                     811,419
   Due to distributor                                                   103,500
   Deposits                                                              10,000
                                                                   ------------

   Total Liabilities                                                  3,368,595
                                                                   ------------

Stockholders' Deficiency
   Preferred - $.0007 par value, 10,000,000 shares
     Authorized, 2,500,000 issued and outstanding                         1,750
   Common - $.0007 par value, 880,000,000 shares
     Authorized, 705,248,965 issued and outstanding                     496,474
   Paid-in-capital                                                   14,514,313
   Deficit                                                          (17,865,835)
                                                                   ------------
                                                                     (2,853,298)

Total Liabilities and stockholders' deficiency                     $    515,297
                                                                   ============


   The accompanying notes are an integral part of these financial statements.

                      Advanced Plant Pharmaceuticals, Inc.

                 Unaudited Consolidated Statements of Operations


                                  Three Months Ended September 30,   Nine Months Ended September 30,
                                  --------------------------------   -------------------------------

                                       2004            2003                2004            2003
                                   ------------    ------------        ------------    ------------
Revenue                            $      3,557    $      4,151        $     52,532    $     70,660

Cost of Sales                               719           1,163              30,978          30,629
                                   ------------    ------------        ------------    ------------

   Gross Profit                           2,838           2,988              21,554          40,031
                                   ------------    ------------        ------------    ------------

Operating expenses:
   General and administrative           451,769         742,969           3,403,769       1,559,616
                                   ------------    ------------        ------------    ------------

Operating loss                         (448,931)       (739,981)         (3,382,215)     (1,519,585)

Other Income (Expense):
   Miscellaneous income                                                     129,097              --
                                   ------------    ------------        ------------    ------------

Loss before income tax                 (448,931)       (739,981)         (3,253,118)     (1,519,585)

Provision for income tax                    314                                 314             687
                                   ------------    ------------        ------------    ------------

   Net Loss                        $   (449,245)   $   (739,981)       $ (3,253,432)   $ (1,520,272)
                                   ============    ============        ============    ============


Basic and diluted loss per share   $       0.00    $       0.00        $       0.00    $       0.00
                                   ------------    ------------        ------------    ------------

Weighted average common shares
   outstanding                      679,321,429     496,055,460         643,317,578     374,837,987
                                   ============    ============        ============    ============


   The accompanying notes are an integral part of these financial statements.

                      Advanced Plant Pharmaceuticals, Inc.

                 Unaudited Consolidated Statements of Cash Flows


                                                       Nine Months Ended
                                                   ----------------------------
                                                   September 30,   September 30,
                                                       2004            2003
                                                   ------------    ------------

Cash Flows From Operating Activities:
   Loss From Operating Activities                  $   (524,794)   $        295


Cash Flows From Financing Activities:
   Payments for property and equipment                   (3,353)              0
                                                   ------------    ------------
     Net cash used in investing activities               (3,353)              0
                                                   ------------    ------------

Cash Flows From Financing Activities:
    Bank overdraft                                        7,071
    Loans payable to stockholders' - net                176,560         246,494
    Due from related companies                            8,658
    Issuance of common stock                             70,000               0
                                                   ------------    ------------

     Net cash provided by financing activities          262,289         246,494
                                                   ------------    ------------


Net increase in Cash                                   (265,858)        246,789

Cash, Beginning of Period                               265,858             219
                                                   ------------    ------------

Cash, End of Period                                $          0    $    247,008
                                                   ============    ============


Supplemental cash flow information:
   Preferred stock issued for services             $          0    $      1,750
                                                   ============    ============

   Common stock issued for services                $  2,312,567    $  1,432,507
                                                   ============    ============

   Stockholder loans converted to common stock     $    520,000
                                                   ============


   The accompanying notes are an integral part of these financial statements.

                      Advanced Plant Pharmaceuticals, Inc.

                     Notes to Unaudited Financial Statements


1.    CONDENSED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosure, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed and omitted. The results of operations for the nine months ended September 30, 2004 are not indicative of the results of operations for the year ended December 31, 2004. The condensed financial statements should be read in conjunction with the Company's financial statements included in its annual Form 10 KSB for the year ended December 31, 2003 and Form 10 QSB for the six months ended June 30, 2004.

2.    STOCK WARRANTS

At September 30, 2004, the Company had outstanding warrants to purchase 33,000,000 shares of the Company's common stock at prices ranging from $.03 to $.10 per share. The warrants become exercisable in 2005 and expire at various dates through 2007. A waiver of reservation for 30,000,000 shares was received. Thus, the remaining 3,000,000 shares of common stock were reserved for that purpose.

3.    COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with four employees, and a consulting contract with a key consultant, who are also stockholders of the Company. At September 30, 2004, the Company has a total liability for accrued salaries to stockholders of $506,300. There could be certain payroll tax liabilities owed to the IRS on some of the payments for services to certain consultants that were paid in prior years, pursuant to these employment agreements.

4.    RELATED-PARTIES STOCK AND ASSET TRANSACTIONS

On January 22, 2004, Management and the Director issued under the 2004 Incentive Stock Plan ("ISP") 27,700,000 shares of common stock as compensation due under its agreement with various individuals for marketing consulting services rendered to the Company, valued at $787,900. As part of the total shares issued, 1,500,000 shares of common stock were issued under the ISP to a related party, also related to the Director, Mr. C. J. Lieberman ("Related Consultant"). The value of the consulting services was determined by management to be the market quoted value of the stock as traded on the NASDAQ, Over the Counter Bulletin Board, at the time of each board resolution to issue the stock.

On June 4, 2004, the Company had also issued, under the ISP, 5,666,666 shares of common stock for the performance of various services valued at $56,667, and paid down $20,000 of loan payable to a stockholder with 2,000,000 shares of common stock for prior services rendered. Both of these transactions were recorded at $0.01 per share, the fair market on the date of issuance.

The Director, advanced to the Company his personal funds, or paid expenses on behalf of the Company. As of September 30, 2004, included on the balance sheet in "Loans payable - Stockholders" are accrued salaries, consulting and other expenses paid on behalf of the Company by the Director is a balance due him of $527,283. This loan payable is non-interest bearing.

                      Advanced Plant Pharmaceuticals, Inc.

                     Notes to Unaudited Financial Statements


4.    RELATED-PARTIES STOCK AND ASSET TRANSACTIONS (CONTINUED)

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

In 2003, the Company entered in an asset purchase agreement with Amazon Biotech, Inc., ("Amazon"), a company that trades on the NASDAQ, Over The Counter Bulletin Board, symbol AMZB.OB. The Company sold all rights, title, patents, trademarks, processes and related items for a product used for the treatment of AIDS disease ("ABAVCA") for 3 million shares of Amazon and certain future royalty payments, based on future sales of the product. Amazon also agreed to fund a minimum of $250,000 towards Phase I/II clinical studies of ABAVCA. The Company is in the process of doing an appraisal of the stock received from Amazon, in order to determine the book value of its investment in Amazon. At September 30, 2004, this investment was recorded at its par value, which is $300.

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

On August 26, 2004, the Company issued 32,666,667 shares of common stock to a consultant for services rendered. The amount recorded for these services was $147,000, or $.0045 per share.

On September 23, 2004, the Company issued 11,000,000 shares of common stock to consultants for services rendered. The amount recorded for these services was $49,500, or $.0045 per share.

5.    MISCELLANEOUS INCOME

 During the period ended September 30, 2004, the Company has a write off of prior period's accounts payable in the amount of $129,097, shown as a miscellaneous income on the condensed statements of operations.

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

Results of Operations

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003.

Revenues

Revenues generated during the nine months ended September 30, 2004 aggregated $52,532, as compared to $70,660 for the nine months ended September 30, 2003. The decrease of $18,128 in revenues from the comparable period in the prior year is primarily due to less purchases by our exclusive distributors.

Costs of Goods Sold

Cost of Goods Sold for the nine months ended September 30, 2004, aggregated $30,978 as compared to $30,629 for the nine months ended September 30, 2003. The increase of $349 for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003, was primarily due to the use of product in connection with clinical trials.

Operating Expenses

Operating Expenses incurred for the nine months ended September 30, 2004 aggregated $3,403,769 as compared to $1,559,616 for the nine months ended September 30, 2003, which is an increase of $1,844,153. This increase was the result of payment of finders fees in connection with the sales of our products

Net Loss

The net loss was $3,253,432 for the nine months ended September 30, 2004, as compared to net loss of $1,520,272 for the nine months ended September 30, 2003, which represents an increased net loss of $1,733,160. The reason for the increased net loss is a result of the reasons described above.

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003.

Revenues

Revenues generated during the three months ended September 30, 2004 were $3,557, as compared to $4,151 for the three months ended September 30, 2003. The decrease of $594 in revenues from the comparable period in the prior year is primarily due to less purchases by our exclusive distributors.

Costs of Goods Sold

Cost of Goods Sold for the three months ended September 30, 2004 was $719 as compared to $1,163 for the three months ended September 30, 2004. The $444 decrease for the three months ended September 30, 2004 was primarily due to decreased sales.

Operating Expenses

Operating Expenses incurred for the three months ended September 30, 2004, aggregated $451,769 as compared to $742,969 for three months ended September 30, 2003, which is an decrease of $291,200. This decrease was the result of a decrease in the payment of finders fees payable in connection with the sales of our products.

Net Loss

The net loss was $449,245 for the three months ended September 30, 2004, as compared to net loss of $739,981 for the three months ended September 30, 2003. The reason for the decreased net loss is a result of the reasons described above.

Liquidity and Capital Resources

At September 30, 2004, we had working capital deficit of $3,292,046 as compared with $3,081,675 at December 31, 2003. The increase in the working capital deficit is primarily the result of an increase in accrued expenses.

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

ITEM 3 - CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of September 30, 2004, we carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer. Based upon that evaluation, they concluded that there were material weaknesses associated with our disclosure controls and procedures in so far as they were not effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act. Our independent auditors issued a letter at the completion of their review of our financial statements for the six months ended June 30, 2004, detailing the following material weaknesses:

      o Lack of supervision and review regarding the recording of stock transactions;
      o     Lack of discipline around the financial reporting;
      o     Lack of financial accounting and reporting knowledge; and
      o     Policies and procedures used to develop accruals and estimates.

As a result of the above, the Company terminated its current accounting personnel and engaged new accounting personnel to address the issues raised by our independent auditors. The new accounting personnel have assisted management in developing procedures, forms, checklists and reporting packages to address these deficiencies, and management believes progress had been made to improve our system of internal controls. Additional progress in these areas will continue through the end of the second quarter of 2005.

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

ITEM 2 - CHANGES IN SECURITIES

In July 2004, the Company issued 2,500,000 shares of common stock to three consultants for services provided.

In September 2004, the Company issued 11,000,000 shares of common stock to two consultants for services provided.

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

                                Advanced Plant Pharmaceuticals, Inc.


                                By: /s/ David Lieberman
                                    ----------------------------
                                    David Lieberman, Chief Executive Officer and
                                    Principal Financial Officer


Dated: November 22, 2004