Form 10KSB
period 2004-12-31
ADVANCED PLANT PHARMACEUTICALS INC
filed 2005-05-16
CIK 943535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON D.C.

                                   FORM 10-KSB

      [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year ended December 31, 2004

      [_] Transitional Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to filed such reports), and (2) has been subject to such filing requirement for the past 90 days. [X] Yes [ ] No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form-KSB. [X]

State issuer's revenues for its most recent reporting period
(Fiscal year)....$54,964

Aggregate market value of the voting stock held by non-affiliates of the registrant at May 12, 2005, was approximately $2,557,379. As at May 12, 2005 the number of shares issued and outstanding was 777,383,154. The closing price of the common stock at that date was $0.0036.

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                               Form 10-KSB - Index



                  For the Fiscal Year Ended December 31, 2004
PART I                                                                      Page

Item 1.           Description of Business                                     3
Item 2.           Description of Properties                                   3
Item 3.           Legal Proceedings                                           4
Item 4.           Submission of Matter to a Vote of Security Holders          4

PART II

Item 5.           Market for Common Equity and Related Stockholder Matters    4
Item 6.           Management's Discussion and Analysis                        5
Item 7.           Financial Statements                                        7
Item 8.           Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosures                   7
Item 8A.          Controls and Procedures                                     8
Item 8B.          Other Information

PART III

Item 9.           Directors and Executive Officers of the Registrant;
                    Compliance With Section 16(a)                             8
Item 10.          Executive Compensation                                      9
Item 11.          Security Ownership of Certain Beneficial Owners
                    and Management                                           10
Item 12           Certain Relationships and Related Transactions             11


Part IV

Item 13.          Exhibits                                                   11
Item 14.          Principal Accountant Fees and Services                     12

Signatures                                                                   14


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

Recent Developments

In January 2004, the Company acquired a 44% interest in Amazing Nutritionals, Inc., a development stage company, whereby APPI sold Amazing all of the rights, title, patents, trademarks, processes and related items of LHM123 which is a natural composition for the treatment of senile dementias in consideration for 3,300,000 shares of Amazing's common stock.

In December 2004, the Company acquired a 99% interest in Mazal Plant Pharmaceuticals, Inc., a development stage company, whereby APPI sold Mazal all of its rights relating to or connected with developing, manufacturing and distributing of three of its products, plant based compositions designed to treat elevated cholesterol, leukemia and Alzheimer's disease in consideration for 7,000,000 shares of Mazal's common stock and an amount due from Mazal of $50,000.

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

There were no other matters submitted to a vote of shareholders during the fourth quarter of 2004.

                                     PART II

ITEM 5. MARKET OF REGISTRANT'S SECURITIES AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's Common Stock is traded under the symbol "APPI" on the Over the Counter Bulletin Board.

The Company, at May 12, 2005, had 777,383,154 shares issued and outstanding. During the fiscal years of 2003 and 2004, the price of the shares of Common Stock of the Company reached the following high and low for each quarter.



CALENDAR QUARTER                  ENDED BID PRICES
                                   HIGH                       LOW

FISCAL YEAR 2003
March 31, 2003                    $.0240                     $.0001
June 30, 2003                     $.0500                     $.0100
September 30, 2003                $.0400                     $.0200
December 31, 2003                 $.0500                     $.0300

FISCAL YEAR 2004
March 31, 2004                    $.0400                     $.0200
June 30, 2004                     $.0200                     $.0100
September 30, 2004                $.0100                     $.0100
December 31, 2004                 $.0100                     $.0050

FISCAL YEAR 2005
March 31, 2005                    $.0100                     $.0030


THE HOLDERS

As of May 12, 2005, there were approximately 320 record holders of our common stock. To the best of our knowledge, such figure does not take into account those stockholders whose certificates are held in the name of broker-dealers or other nominees. We believe that there are more beneficial owners of our common stock, most of whose shares are held in street name.

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
----------------------------------------------------------------------------------------------------------------------

SALE OF SECURITIES THAT WERE NOT REGISTERED UNDER THE SECURITIES ACT OF 1933

On March 1, 2004, the Company issued 64,050,000 shares of its common stock to consultants at $0.02 per share. The aggregate remuneration of $1,281,000 has been treated as stock based compensation and expensed in the current year.

In connection with a private placement, on March 1, 2004 the Company issued 3,000,000 shares of its common stock at $0.02 per share realizing $60,000.

On March 1, 2004, the Company issued 25,000,000 shares of its common stock at $0.02 per share as payment of $500,000 against a loan payable.

On July 23, 2004, the Company issued 1,500,000 shares of its common stock to consultants at $0.01 per share. The aggregate remuneration of $15,000 has been treated as stock based compensation and expensed in the current year.

In connection with a private placement, on July 23, 2004 the Company issued 1,000,000 shares of its common stock at $0.01 per share realizing $10,000. Additionally, the Company issued 1,000,000 common stock warrants at $0.03 per share to the investor in connection with the private placement. Each warrant is entitled to purchase one share of common stock.

In connection with a private placement, on August 30, 2004 the Company issued 3,000,000 shares of its common stock at $0.005 per share realizing $15,000.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

Revenues for the year ended December 31, 2004 were $54,964 as compared to $69,243 for the year ended December 31, 2003, which represents an decrease of $14,279. This decrease in revenues from the prior year is primarily due to termination of Ed McMahon as spokesperson. We believe the trend in decreased revenues will not continue if we are able to engage a new spokesperson for our products.

COSTS AND EXPENSES

Cost and expenses for the year ended December 31, 2004 were $3,779,562 as compared to $3,931,627 for the year ended December 31, 2003, a decrease of $152,065. This decrease was primarily due to a decrease in the issuance of stock for services which was off set by an increase in cost of good sold, selling general and administrative expenses and an impairment loss. We expect the decrease in our cost and expenses to continue as we expect to be able to continue to curtail the issuance of stock for services.

NET LOSS AND NET LOSS PER SHARE

Our net loss and net loss per share was $3,721,598 and $0.01 for the year ended December 31, 2004, as compared to $3,861,984 and $0.01 for the year ended December 31, 2003, a decrease of $140,386. This decrease was due primarily to a decrease in the issuance of stock for services.

OTHER MATTERS

We do not anticipate any material capital expenditures and believe that any such expenditures will be in the natural course of our business. We do not have any significant elements of income or loss that do not arise from our continuing operations and our business is not seasonal. We believe that the impact of inflation on our operations since our inception has not been material.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004, we had working capital deficiency of $3,288,393 as compared with $3,081,675 at December 31, 2003, an increase of $206,718. This increase was the result of accrued wages and additional expenses. We have historically sustained our operations and funded our capital requirements with the funds received from the sale of our common stock.

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

(b) Effective March 11, 2003, Livingston, Wachtell & Co., LLP, had been retained as independent auditor of the Company. Prior to the engagement, the Company did not consult with Livingston, Wachtell & Co., LLP regarding the application of accounting principles to a specified transaction, or the type of audit opinion that may be rendered with respect to the Company's financial statements, as well did not consult with Livingston, Wachtell & Co. LLP. As to the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements and either written or oral advice was provided that was an important factor considered by the small business issuer in reaching a decision as to the accounting, auditing or financial reporting issue.

(c) On September 15, 2004, the Board of Directors of the Company was notified by Livingston, Wachtell & Co., LLP ("Livingston") that it was resigning as its independent registered public accountants. On November 15, 2004, the Company engaged the firm of Meyler & Company, LLC ("Meyler"), to serve as its independent public accountants for the fiscal year ending December 31, 2004.

During the last two fiscal years ended December 31, 2003 and December 31, 2002 and through September 15, 2004, (i) there were no disagreements betweenthe Company and Livingston on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Livingston would have caused Livingston to make reference to the matter in its reports on the Company's financial statements,
(ii) Livingston's reports on the Company's financial statements included an explanatory paragraph wherein they expressed substantial doubt about the Company's ability to continue as a going concern, and (iii) Livingston's reports on the Company's financial statements did not contain an adverse opinion or disclaimer of opinion, or was modified as to audit scope or accounting principles. During the two most recent fiscal years ended December 31, 2003, there were no reportable events as the term described in Item 304(a)(1)(v) of Regulation S-K.

During the two most recent fiscal years and through November 15, 2004, the Company has not consulted with Meyler regarding either:

1. the application of accounting principles to any specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company nor oral advice was provided that Meyler concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2. any matter that was either subject of disagreement or event, as defined in
Item 304(a)(1)(iv) of Regulation S-K and the related instruction to Item 304 of Regulation S-K, or a reportable event, as that term is explained in Item 304(a)(1)(v) of Regulation S-K.

On December 20, 2004, the Company provided Livingston with a copy of the disclosures it is making in response to Item 4.01 on this Form 8-K, and has requested that Livingston furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and principal financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

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

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during fiscal year 2004, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that, during fiscal year 2004, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 except that CJ Lieberman and David Lieberman failed to file the required reports.

ITEM 10. EXECUTIVE COMPENSATION

The following table summarizes all compensation paid by us with respect to the fiscal year ended December 31, 2004 to our President, and all other executive officers whose total cash compensation exceeded $100,000 in the fiscal year ended December 31, 2004 (collectively, the "Named Executive Officers").

                                                                                    OTHER ANNUAL
NAME AND PRINCIPAL POSITION                 YEAR     SALARY ($)   COMPENSATION($)    OPTIONS(#)
--------------------------------            ----     ------------ ---------------   -----------
David Lieberman                             2004     $135,000 (1)
         Chief Executive Officer            2003     $ 56,000 (1)
                                            2002     $135,000 (2)      $30,000

(1) All has been accrued but not paid.

(2) Of the $135,000 owed to Mr. Lieberman as salary for the fiscal year 2002, all has been accrued but not paid.

EMPLOYMENT AND OTHER AGREEMENTS

The Company entered into an letter agreement with Mr. David Lieberman as the Company's president in January 2003. The employment agreement provided for employment on a full-time basis and contains a provision that Mr. David Lieberman will not compete or engage in a business competitive with our current or anticipated business until the expiration of his agreement. Pursuant to the agreement, we are obligated to pay Mr. David Lieberman a base salary of $56,000 per annum plus expenses for 2003. For 2003, Mr. David Lieberman's base salary returned to $135,000 in January 2004.

The Company has a consulting Agreement with C.J. Lieberman, the brother of our sole officer and director. Pursuant to said agreement, he is to receive options to purchase 750,000 shares. These options expired in June 2004. His duties are to consult with the Company on the acquisition of new pharmaceutical products, marketing and general business advice for expansion of marketing and other various needs of the Company in connection with the pharmaceutical industry.

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

Name and Address                               Amount and Nature
of Beneficial                              of Beneficial Ownership                    Percent of Class
Owner                                   Common(3)             Preferred(2)(3)     Common(4)        Preferred(5)
--------------------------          -------------------       ------------        ------       ---------------
David Lieberman (1)                  42,000,000                  1,250,000         5.40%               50%
C.J. Lieberman                       25,000,000                  1,250,000         3.21%               50%

All Executive Officers               42,000,000                                    5.40%
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

4. The foregoing table is based upon 777,383,154 shares of common stock outstanding as of May 12, 2005, assuming no other changes in the beneficial ownership of the our securities.

5. The foregoing table is based upon 2,500,000 shares of preferred stock outstanding as of May 12, 2005, assuming no other changes in the beneficial ownership of the our securities.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At various dates throughout 2004, the sole director of the Company, Mr. David Lieberman, ("Director") authorized the issuance of 182,466,666 shares of the Company's common stock for consulting services, which is approximately 24% of the outstanding common stock of the Company at December 31, 2004. Management and the Director issued this stock to various consultants for professional services rendered to the Company during 2004 and prior years. Of this total, 174,450,000 was issued to related party consultants. The total consulting expense was $2,357,050 to related parties, and included in the accompanying statement of operations for the year ended December 31, 2004, in the caption "Stock issued for services". The value of the consulting services was determined by management to be the market quoted value of the stock as traded on the NASDAQ, Over the Counter Bulletin Board, at the time of each board resolution to issue the stock.

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

Upon the resignation of C.J. Lieberman (the Related Consultant) as President in 1996, the Company retained him as a consultant. His current consultant's agreement, dated June 10, 1999, provides for monthly consulting fees of $9,000 ($108,000 annually), reimbursement of all direct expenses incurred while providing services to the Company and a five-year option to purchase 750,000 shares of the Company's common stock at an exercise price of $.02 per share. These options expired in June 2004. In addition to the $108,000 consulting expense pursuant to the consulting contract, the Related Consultant received 26,500,000 and 71,500,000 shares of common stock in payment for services rendered valued at $540,500 and $1,835,000 during the years ended December 31, 2004 and 2003, respectively. The balance due the Related Consultant at December 31, 2004 was $73,600. There was no balance due at December 31, 2003.

The Director of the Company advanced to the Company cash and paid expenses on behalf of the Company. The Director has an employment agreement with the Company dated June 10, 1999, which provides for an annual base salary of $135,000, reimbursement of all direct expenses incurred while providing services to the Company and a five year option to purchase 750,000 shares of the Company's common stock at an exercise price of $0.01 per share. These options expired in June 2004, see Note I. The balance due the Director at December 31, 2004 and 2003 was $564,249 and $425,533, respectively.

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

In December 2004, the Company and Mazal Plant Pharmaceuticals, Inc., a development stage company, of which CJ Lieberman, the brother of David Lieberman, is an officer, director and shareholder entered into an asset purchase agreement with the Company whereby APPI sold Mazal all of its rights relating to or connected with developing, manufacturing and distributing of three of its products, plant based compositions designed to treat elevated cholesterol, leukemia and Alzheimer's disease, in consideration for 7,000,000 shares of Mazal's common stock and an amount due from Mazal of $50,000.

During 2003, a stockholder loaned the Company $620,000 for working capital. During 2004, the Company issued 25,000,000 shares of common stock to the stockholder to reduce the debt by $500,000. The balance due the stockholder at December 31, 2004 and 2003 was $120,000 and $620,000, respectively.

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

On February 20, 2000, the Company entered into an asset purchase agreement with Dr. Leonard Bielroy (Chairman of the Board of Directors of APPI who resigned in 2003) whereby the Company acquired the exclusive rights and interest to allergy and sinus formulations he developed ("Assets"). The purchase price included options to purchase 18,000,000 shares of the Company's common stock at an aggregate exercise price of $180. The options are to be issued in two phases. The first phase was completed in 2000 and the options, for 12,000,000 shares of common stock, required to purchase the assets were issued in 2000. The fair value of the 12,000,000 shares, as determined by management, was $1,079,880 and is included in intangible assets.

In addition, the Company agrees to pay Dr. Bielroy a royalty payment of $0.01 per bottle plus, 1% of the Company's suggested retail price of each product sold, plus 10% of the Company's net profits from the sale of products manufactured with these Assets. In the event the Company enters into an agreement with a third party for the sale of products manufactured with these assets, the agreement must unconditionally provide for payment to the Company of not less than $20,000,000 either in lump sum or over a period of four years. Upon receipt of the sale proceeds by the Company, the Company shall issue to Dr. Bielroy 5,000,000 shares for each $20,000,000 paid to the Company, not to exceed 25,000,000 shares. During the years ended December 31, 2004 and 2003 royalty expense amounted to $64 and $207, respectively.

On March 15, 2000, the Company entered into a consulting agreement with Dr. Bielroy whereby under the terms of the agreement, the Company is required to pay Dr. Bielroy certain monthly amounts, some contingent on the Company achieving specified net profit levels.

During 2004, the Company paid down $20,000 of the liability due to Dr. Bielroy by issuing 2,000,000 shares of common stock. Additionally, the Company accrued $12,000 of interest on the loan during 2004. At December 31, 2004 and 2003 the balance due was $110,755 and $118,691, respectively.


                                     PART IV

ITEM 13. EXHIBITS

(a) EXHIBITS.

NUMBER      TITLE OF DOCUMENT

2.1   Certificate of Incorporation (2)
2.2   Agreement and Plan of Merger (2)
2.3   By-Laws (2)
10.1 Asset Purchase Agreement entered between the Company and Amazing Nutritionals, Inc.(1)
10.2 Asset Purchase Agreement entered between the Company and Mazal Plant Pharmaceuticals, Inc.
31.1 Certification of the Principal Executive Officer and Principal Financial Officer of Advanced Plant Pharmaceuticals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of the Principal Executive Officer and Principal Financial Officer of Advanced Plant Pharmaceuticals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.1  Code of Ethics and Business Conduct of Officers, Directors and
      Employees(1)


(1) Filed as an exhibit to the Form 10-KSB filed on April 14, 2004.
(2) Filed as exhibits to Form 10-SB, dated, July 23, 1999, as amended from time to time

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

-----------------------------------------------------------------
      1            2            3            4            5
-----------------------------------------------------------------
FISCAL YEAR                AUDIT-RELATED  TAX FEES     ALL OTHER
ENDING        AUDIT FEES   FEES                        FEES
-----------------------------------------------------------------
YEAR ENDED
DECEMBER 31,
2004           $22,500         --           --           --
-----------------------------------------------------------------
YEAR ENDED
DECEMBER 31,   $30,480         --           --           --
2003
-----------------------------------------------------------------

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


Date:     May 16, 2005       By: /s/ David Lieberman
                                ----------------------------
                                David Lieberman
                                Chief Executive Officer, President
                                and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


DATE                              SIGNATURE / TITLE


Date:       May 16, 2005        By: /s/ David Lieberman
                                   ----------------------------
                                   David Lieberman
                                   Sole Director

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                          AUDITED FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED DECEMBER 31, 2004

Item 7. Financial Statements


                                Table of Contents

Reports of Independent Registered Public Accounting Firms                  F-1

Consolidated Balance Sheets                                                 F-3

 Consolidated Statements of Operations                                     F-4

Consolidated Statements of Cash Flows                                      F-5

Consolidated Statement of Stockholders' Deficiency                         F-7

Notes to Financial Statements                                              F-9

                              MEYLER & COMPANY, LLC
                          CERTIFIED PUBLIC ACCOUNTANTS
                                  ONE ARIN PARK
                                 1715 HIGHWAY 35
                              MIDDLETOWN, NJ 07748


             Report of Independent Registered Public Accounting Firm


Board of Directors
Advanced Plant Pharmaceuticals, Inc.
New York, NY


We have audited the accompanying consolidated balance sheet of Advanced Plant Pharmaceuticals, Inc. and Subsidiaries (a Delaware corporation) as of December 31, 2004 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has negative working capital of $3,288,393, an accumulated deficit of $18,334,001, and there are existing uncertain conditions which the company faces relative to its obtaining capital in the equity markets. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

See also Notes D and F regarding substantial related party stock transactions for services rendered to the Company and stock issued in 2004.


                                          Meyler & Company, LLC


Middletown, NJ
May 2, 2005

To the Board of Directors and Shareholders
Advanced Plant Pharmaceuticals, Inc.
New York, N.Y.


                          INDEPENDENT AUDITORS' REPORT


We have audited the accompanying balance sheet of Advanced Plant
Pharmaceuticals, Inc. as of December 31, 2003 and the related statements of operations, changes in stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Plant Pharmaceuticals, Inc. as of December 31, 2003 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note A to the financial statements, the Company has no established source of revenue, has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might be result from the outcome of this uncertainty.

Also refer to Notes D and F regarding substantial related party stock transactions for services rendered to the Company and stock issued in 2003.

Livingston, Wachtell & Co., LLP
New York, N.Y.
April 12, 2004

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                             December 31,
                                                                         2004            2003
                                                                    ------------    ------------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                         $      1,045    $    265,858
  Accounts receivable                                                        306
  Inventory                                                                              130,081
                                                                    ------------    ------------
         Total Current Assets                                              1,351         395,939

OFFICE EQUIPMENT, net of accumulated depreciation of $1,824                2,529
OTHER ASSETS
   Goodwill                                                               10,406
   Intangible assets, net of impairment losses                                           428,360
   Due from related companies                                                             11,738
   Prepaid and other assets                                                7,144         179,144
                                                                    ------------    ------------
                                                                          17,550         619,242
                                                                    ------------    ------------
          Total Assets                                              $     21,430    $  1,015,181
                                                                    ============    ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Bank overdraft                                                   $      5,111
   Accounts payable                                                      167,108    $    231,131
   Accrued expenses                                                      568,983         548,518
   Accrued expenses - stockholders                                       901,246         569,182
   Due to distributor                                                    103,500         103,500
   Due to stockholder - asset acquisition                              1,315,000       1,315,000
   Loans payable - stockholders                                          228,796         710,283
                                                                    ------------    ------------
         Total Current Liabilities                                     3,289,744       3,477,614

STOCKHOLDERS' DEFICIENCY
    Preferred stock, authorized 10,000,000 shares;
      $0.0007 par value; 2,500,000 shares issued and
      outstanding at December 31, 2004 and 2003                            1,750           1,750
   Common stock, authorized 880,000,000 shares;
      $0.0007 par value; 748,157,996 and 536,665,632
      shares issued and outstanding at December 31, 2004 and 2003        523,711         375,666
   Additional paid-in capital                                         14,540,226      11,772,554
   Accumulated deficit                                               (18,334,001)    (14,612,403)
                                                                    ------------    ------------

    Total Stockholders' Deficiency                                    (3,268,314)     (2,462,433)
                                                                    ------------    ------------
          Total Liabilities and Stockholders' Deficiency            $     21,430    $  1,015,181
                                                                    ============    ============


                 See accompanying notes to financial statements.

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 For the Year Ended December 31,
                                                        2004             2003
                                                  -------------    -------------

REVENUE - SALES                                   $      54,964    $     69,243

COSTS AND EXPENSES
   Cost of goods sold                                   104,999          61,479
   Selling, general and administrative expenses         784,662         609,035
   Stock based compensation                              10,000
   Stock issued for services                          2,450,717       2,969,553
   Loss on impairment of assets                         428,360         291,560
   Depreciation                                             824
                                                  -------------    -------------
           Total Costs and Expenses                   3,779,562       3,931,627
                                                  -------------    -------------

NET OPERATING LOSS                                   (3,724,598)     (3,862,384)

OTHER INCOME
    Miscellaneous income                                  3,000             400
                                                  -------------    -------------

NET LOSS                                          $  (3,721,598)   $ (3,861,984)
                                                  =============    =============

NET LOSS PER SHARE OF COMMON
   STOCK (basic and fully diluted)                $        (.01)   $       (.01)
                                                  =============    =============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING (basic and fully diluted)     655,309,320     413,423,152
                                                  =============    =============


                 See accompanying notes to financial statements.

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           For the Year Ended December 31,
                                                                 2004          2003
                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                  $(3,721,598)   $(3,861,984)
   Stock based compensation                                    2,460,717      2,969,553
   Depreciation expense                                              824
   Provision for loss on impairment of assets                    428,360        291,560
   Changes in assets and liabilities:
     (Increase) decrease in accounts receivable                     (306)         2,409
     Decrease (increase) in inventory                            130,081        (73,542)
     Decrease (increase) in other assets                          22,000       (170,600)
     Decrease (Increase) in accounts payable                     (64,023)        43,441
     Increase in accrued expenses                                 30,849        400,120
     Increase in accrued expenses - stockholders                 332,064        276,479
                                                             -----------    -----------
       Net cash used in operating activities                    (381,032)      (122,564)

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of office equipment                                   (3,353)
   Due from related parties                                       11,738        (11,738)
                                                             -----------    -----------
       Net cash provided by (used in) investing activities         8,385        (11,738)

CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                                  5,111
   Cash acquired in acquisition of subsidiaries                      100
   Loans payable - stockholders' - net                            17,623        398,191
   Proceeds from issuance of common stock                         85,000
   Proceeds from issuance of preferred stock                                      1,750
                                                             -----------    -----------

       Net cash provided by financing activities                 107,834        399,941
                                                             -----------    -----------

       Net (decrease) increase in cash                          (264,813)       265,639

CASH AT BEGINNING OF PERIOD                                      265,858            219
                                                             -----------    -----------

CASH AT END OF PERIOD                                        $     1,045    $   265,858
                                                             ===========    ===========


                 See accompanying notes to financial statements.

              ADVANCED PLANT PHARMACEUTICALS, INC AND SUBSIDIARIES.

                                                                            For the Year Ended December 31,
                                                                                2004             2003
                                                                                ----             ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   NON-CASH INVESTING AND FINANCING ACTIVITIES

     Issuance of common stock as compensation                                $2,460,717       $2,969,553

     Issuance of common stock in payment of loans payable
          to stockholders                                                       500,000          425,000

     Issuance of common stock for payment of accrued expenses                    20,000

     Cancellation of common stock upon termination of
       prepaid consulting agreement                                             150,000

     Assets acquired and liabilities assumed in acquisition of subsidiaries:

        Cash acquired                                                               100
        Goodwill                                                                 10,406
        Accrued expenses                                                         (9,616)
        Loans payable - stockholders                                               (890)


                 See accompanying notes to financial statements.

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                 For the Years Ended December 31, 2004 and 2003



                                           Preferred Stock           Common Stock          Additional                     Total
                                           ---------------       --------------------     Contributed     Accumulated  Stockholders'
                                           Shares    Amount      Shares        Amount       Capital         Deficit     Deficiency
                                           ------    ------      ------        ------       -------         -------     ----------
Balance at December  31, 2002                                 246,939,950   $   172,858   $ 8,005,592   $(10,750,419)   $(2,571,969)
Common stock issued in March 2003
   for services at $0.01                                       83,350,000        58,345       775,155                       833,500
Preferred stock issued in March 2003
   cash at par                           2,500,000   $1,750                                                                   1,750
Common stock issued in April 2003
   for debt reduction at $.005                                 85,000,000        59,500       365,500                       425,000
Common stock issued in April 2003
   for services $0.01                                          51,000,000        35,700       474,300                       510,000
Common stock issued in May 2003
   for services at $0.03                                       21,875,682        15,313       640,957                       656,270
Common stock issued in August 2003
   services at $0.02                                           10,000,000         7,000       193,000                       200,000
Common stock issued in September
   2003 for services at $0.03                                  19,500,000        13,650       571,350                       585,000
Common stock issued in November
   2003 for services at $0.04                                  19,000,000        13,300       746,700                       760,000
Net loss for the year ended
   December 31, 2003                                                                                      (3,861,984)    (3,861,984)
                                         ---------    -----   -----------       -------    ----------    -----------     ----------
Balance December 31, 2003                2,500,000    1,750   536,665,632       375,666    11,772,554    (14,612,403)    (2,462,433)



                                                                   - continued -


                 See accompanying notes to financial statements.

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 For the Years Ended December 31, 2004 and 2003


                                               Preferred  Stock            Common Stock
                                             ---------------------     ----------------------
                                             Shares         Amount     Shares           Amount
                                             ------------------------------------------------------
Adjust opening balance for new
   reserved shares on old unexchanged
   shares                                                                25,698              18
Common stock issued January 22, 2004
   for services at $0.027                                            29,200,000          20,440
Common stock issued March 1, 2004
   for services at $0.02                                             64,050,000          44,835
Common stock issued March 1, 2004
   for cash at $0.02                                                  3,000,000           2,100
Common stock issued March 1, 2004
   for loan payable at $0.02                                         25,000,000          17,500
Common stock issued April 20, 2004
   for services at $0.02                                                800,000             560
Consulting Solutions Group-Cancellation
   April 20, 2004                                                    (5,000,000)         (3,500)
Common stock issued June 4, 2004
   for services at $0.01                                              5,666,666           3,967
Common stock issued June 4, 2004
   for accrued expenses at $0.01                                      2,000,000           1,400
Common stock issued July 23, 2004
   for services at $0.01                                              1,500,000           1,050
Common stock issued July 23, 2004
   for cash at $0.01                                                  1,000,000             700
Common stock issued July 26, 2004
   for services at $0.005                                             6,250,000           4,375
Common stock issued August 30, 2004
   for cash at $0.005                                                 3,000,000           2,100
Common stock issued September 23, 2004
   for services at $0.0045                                            8,000,000           5,600
Common stock issued October 15, 2004
   for services at $0.0045                                           25,000,000          17,500
Common stock issued December 21, 2004
   for services at $0.0032                                            7,000,000           4,900
Common stock issued December 28, 2004
   for services at $0.0029                                           35,000,000          24,500
Net loss for the year ended
     December 31, 2004
                                             ---------      ------  -----------    ------------
Balance December 31, 2004                    2,500,000      $1,750  748,157,996    $    523,711
                                             =========      ======  ===========    ============


                                                Additional                         Total
                                               Contributed    Accumulated       Stockholders'
                                                 Capital        Deficit          Deficiency
                                             ------------------------------------------------
Adjust opening balance for new
   reserved shares on old unexchanged
   shares                                             (18)
Common stock issued January 22, 2004
   for services at $0.027                         767,960                            788,400
Common stock issued March 1, 2004
   for services at $0.02                        1,236,165                          1,281,000
Common stock issued March 1, 2004
   for cash at $0.02                               57,900                             60,000
Common stock issued March 1, 2004
   for loan payable at $0.02                      482,500                            500,000
Common stock issued April 20, 2004
   for services at $0.02                           15,440                             16,000
Consulting Solutions Group-Cancellation
   April 20, 2004                                (146,500)                          (150,000)
Common stock issued June 4, 2004
   for services at $0.01                           52,700                             56,667
Common stock issued June 4, 2004
   for accrued expenses at $0.01                   18,600                             20,000
Common stock issued July 23, 2004
   for services at $0.01                           13,950                             15,000
Common stock issued July 23, 2004
   for cash at $0.01                                9,300                             10,000
Common stock issued July 26, 2004
   for services at $0.005                          26,875                             31,250
Common stock issued August 30, 2004
   for cash at $0.005                              12,900                             15,000
Common stock issued September 23, 2004
   for services at $0.0045                         30,400                             36,000
Common stock issued October 15, 2004
   for services at $0.0045                         95,000                            112,500
Common stock issued December 21, 2004
   for services at $0.0032                         17,500                             22,400
Common stock issued December 28, 2004
   for services at $0.0029                         77,000                            101,500
Net loss for the year ended
     December 31, 2004                                        (3,721,598)         (3,721,598)
                                             ------------   ------------        ------------
Balance December 31, 2004                    $ 14,540,226   $(18,334,001)       $ (3,268,314)
                                             ============   ============        ============


                 See accompanying notes to financial statements

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004


NOTE A - PRINCIPLES OF CONSOLIDATION AND NATURE OF BUSINESS

      The consolidated financial statements include the accounts of Advanced Plant Pharmaceuticals, Inc. ("APPI") and its majority owned subsidiaries, Amazing Nutritionals, Inc. ("Amazing") acquired in January 2004, and Mazal Plant Pharmaceuticals, Inc. ("Mazal") acquired in December 2004. The Company focuses on the sale of plant based dietary health supplements. The Company owns the rights to a thirteen step manufacturing process which utilizes whole plants to manufacture all natural dietary supplements. The Company intends to use this process to manufacture products for distribution worldwide. APPI was incorporated in November 1994 and had devoted most of its efforts since inception to 1999 conducting research and development, acquiring agreements to the rights of the thirteen step process, and one major sinus product. The Company's products are available for sale to retail stores and its operations are located in Long Island, New York and its corporate offices are located in New York City.

      Going Concern Uncertainty and Management's Plans

      As reflected in the accompanying financial statements, the Company has current liabilities in excess of current assets of $3,288,393, resulting in negative working capital. Management is presently seeking to raise permanent equity capital in the capital markets to eliminate negative working capital and provide working capital. Failure to raise equity capital or secure some other form of long-term debt arrangement will cause the Company to further increase its negative working capital deficit. However, there are no assurances that the Company will succeed in obtaining equity financing or some form of long-term debt instrument.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

      Significant Estimates

      Several areas require significant management estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. Significant areas requiring the use of management estimates include: valuation of inventory, impairment loss on intangible assets, accrued liabilities including contingent liabilities for payroll taxes, valuation of stock options and stock issued for debt and services provided by related parties.

      Cash and Cash Equivalents

      The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                                December 31, 2004


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Income Taxes

      The Company accounts for income taxes using the liability method, which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Deferred tax assets are adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

      Net Loss Per Common Share

      The Company computes per share amounts in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods.

      Business Combinations Goodwill

      In July 2001, the Financial Accounting Standards Board ("FSAB") issued SFAS NO. 141, "Business Combinations". SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

      In July, 2001, the FASB issued SFAS NO. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 changes the accounting for long-lived assets to be held and used by eliminating the requirement to allocate goodwill to long-lived assets to be tested for impairment, by providing a probability weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of possible future cash flows and by establishing a primary-asset approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for long-lived assets to be held and used. SFAS No. 144 changes the accounting for long-lived assets to be disposed of other than by sale by requiring that the depreciable life of a long-lived asset to be abandoned be revised to reflect a shortened useful life and by requiring the impairment loss to be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying amount of the asset exceeds its fair value. SFAS No 144 changes the accounting for long-lived assets to be disposed of by sale by requiring that discontinued operations no longer be recognized in a net realizable value basis (but at the lower of carrying amount or fair value less costs to sell), by eliminating the recognition of future operating losses of discontinued components before they occur and by broadening the presentation of discontinued operations in the income statement to include a component of an entity rather than a segment of a business. A component of an entity comprises operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes from the rest of the entity.

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                                December 31, 2004


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Allowance for Doubtful Accounts

      It is the Company's policy to provide an allowance for doubtful accounts when it believes there is a potential for non-collectibility.

      Inventories

      Inventories are stated at the lower of cost or market on the first-in, first-out ("FIFO") basis. There was no inventory at December 31, 2004.

      Office Equipment and Depreciation

      Office equipment is stated at cost and is depreciated using the straight line method over the estimated useful lives of the respective assets. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. When office equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations.

      Stock-Based Compensation

      SFAS No. 123, "Accounting for Stock-Based Compensation" prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires employee compensation expense to be recorded (1) using the fair value method or (2) using the intrinsic value method as prescribed by accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been if the Company adopted the fair value method. The Company accounts for employee stock based compensation in accordance with the provisions of APB 25. For non-employee options and warrants, the company uses the fair value method as prescribed in SFAS 123.

      Revenue Recognition

      The Company recognizes revenue when the product is manufactured and shipped.

      Research and Development Costs

      Research and development costs are expensed as incurred. Total research and development expenditures for the years ended December 31, 2004 and 2003 amounted to $149,419 and $131,799, respectively.

NOTE C - ACQUISITIONS

      In January 2004, the Company acquired a 44% interest in Amazing Nutritionals, Inc., (Amazing") a development stage company, whereby APPI sold Amazing all of the rights, title, patents, trademarks, processes and related items of LHM123 which is a natural composition for the treatment of senile dementias, in consideration for 3,300,000 shares of Amazing's common stock.

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                                December 31, 2004


NOTE C - ACQUISITIONS (CONTINUED)

      In December 2004, the Company acquired a 99% interest in Mazal Plant Pharmaceuticals, Inc., a development stage company, whereby APPI sold Mazal all of its rights relating to or connected with developing, manufacturing and distributing of three of its products, plant based compositions designed to treat elevated cholesterol, leukemia and Alzheimer's disease, in consideration for 7,000,000 shares of Mazal's common stock and an amount due from Mazal of $50,000.

      The allocation of the purchase price for these acquisitions was as follows:

Sale of technology rights                           $  3,300    $    700
                                                    ========    ========

Fair value of net assets acquired:

                                                     Amazing       Mazal
                                                     -------       -----
Cash                                                $    100
Intangible assets (Technology rights)                  3,300    $ 50,700
Goodwill                                               9,041       1,365
Accrued expenses                                      (2,224)       (634)
Due to related company                                (6,027)    (50,731)
Due to shareholder                                      (890)
                                                    --------    --------
                                                    $  3,300    $    700
                                                    ========    ========


NOTE D - COMMON STOCK

      On March 7, 2003 and October 1, 2003, the Director of the Company elected and the stockholders voted to amend the Certificate of Incorporation of the Company to increase the authorized number of shares of common stock from 250,000,000 to 880,000,000 shares and increase the authorized number of shares of preferred stock from 5,000,000 to 10,000,000 shares.

      In March 2003, the Company issued 83,350,000 shares of its common stock to consultants at $0.01 per share. The aggregate remuneration of $833,500 has been expensed in the current year.

      In March 2003 the Company issued 2,500,000 shares of its preferred stock at $0.0007 per share for cash realizing $1,750.

      In April 2003, the Company issued 85,000,000 shares of its common stock at $0.005 per share as debt reduction in the amount of $425,000.

      In April 2003, the Company issued 51,000,000 shares of its common stock to consultants at $0.01 per share. The aggregate remuneration of $510,000 has been expensed in the current year.

      In May 2003, the Company issued 21,875,682 shares of its common stock to consultants at $0.03 per share. The aggregate remuneration of $656,270 has been expensed in the current year.

      In August 2003, the Company issued 10,000,000 shares of its common stock to consultants at $0.02 per share. The aggregate remuneration of $200,000 has been expensed in the current year.

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                                December 31, 2004

NOTE D - COMMON STOCK (CONTINUED)

      In September 2003, the Company issued 19,500,000 shares of its common stock to consultants at $0.03 per share. The aggregate remuneration of $585,000 has been expensed in the current year.

      In November 2003, the Company issued 19,000,000 shares of its common stock to consultants at $0.04 per share. The aggregate remuneration of $760,000 has been expensed in the current year.

      On April 20, 2004, the company cancelled 5,000,000 shares of its common stock on the termination of a consulting contract resulting in a decrease in prepaid expense of $150,000.

      On January 22, 2004, the Company issued 29,200,000 shares of its common stock under an S-8 filing with the Securities and Exchange Commission to consultants at $0.027 per share. The aggregate remuneration of $788,400 has been treated as stock based compensation and expensed in the current year.

      On March 1, 2004, the Company issued 64,050,000 shares of its common stock to consultants at $0.02 per share. The aggregate remuneration of $1,281,000 has been treated as stock based compensation and expensed in the current year.

      In connection with a private placement, on March 1, 2004 the Company issued 3,000,000 shares of its common stock at $0.02 per share realizing $60,000.

      On March 1, 2004, the Company issued 25,000,000 shares of its common stock at $0.02 per share as payment of $500,000 against a loan payable.

      On April 20, 2004, the Company issued 800,000 shares of its common stock under an S-8 filing with the Securities and Exchange Commission to a consultant at $0.02 per share. The aggregate remuneration of $16,000 has been treated as stock based compensation and expensed in the current year.

      On June 4, 2004, the Company issued 5,666,666 shares of its common stock under an S-8 filing with the Securities and Exchange Commission to consultants at $0.01 per share. The aggregate remuneration of $56,667 has been treated as stock based compensation and expensed in the current year.

      On June 4, 2004, the Company issued 2,000,000 shares of its common stock under an S-8 filing with the Securities and Exchange Commission at $0.01 per share as payment of $200,000 against a loan payable.

      On July 23, 2004, the Company issued 1,500,000 shares of its common stock to consultants at $0.01 per share. The aggregate remuneration of $15,000 has been treated as stock based compensation and expensed in the current year.

      In connection with a private placement, on July 23, 2004 the Company issued 1,000,000 shares of its common stock at $0.01 per share realizing $10,000. Additionally, the Company issued 1,000,000 common stock warrants at $0.03 per share to the investor in connection with the private placement. Each warrant is entitled to purchase one share of common stock.

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                                December 31, 2004


NOTE D - COMMON STOCK (CONTINUED)

      On July 26, 2004, the Company issued 6,250,000 shares of its common stock under an S-8 filing with the Securities and Exchange Commission to consultants at $0.005 per share. The aggregate remuneration of $31,250 has been treated as stock based compensation and expensed in the current year.

      In connection with a private placement, on August 30, 2004 the Company issued 3,000,000 shares of its common stock at $0.005 per share realizing $15,000.

      On September 23, 2004, the Company issued 8,000,000 shares of its common stock under an S-8 filing with the Securities and Exchange Commission to a consultant at $0.0045 per share. The aggregate remuneration of $36,000 has been treated as stock based compensation and expensed in the current year.

      On October 15, 2004, the Company issued 25,000,000 shares of its common stock under an S-8 filing with the Securities and Exchange Commission to consultants at $0.0045 per share. The aggregate remuneration of $112,500 has been treated as stock based compensation and expensed in the current year.

      On December 21, 2004, the Company issued 7,000,000 shares of its common stock under an S-8 filing with the Securities and Exchange Commission to a consultant at $0.0032 per share. The aggregate remuneration of $22,400 has been treated as stock based compensation and expensed in the current year.

      On December 28, 2004, the Company issued 35,000,000 shares of its common stock under an S-8 filing with the Securities and Exchange Commission to a consultant at $0.0029 per share. The aggregate remuneration of $101,500 has been treated as stock based compensation and expensed in the current year.

NOTE E - OFFICE EQUIPMENT

      Office equipment is comprised of the following:

                                                                 December 31,
                                                            --------------------
                                                              2003         2004
Computer equipment                                          $ 4,353     $ 1,000
Less accumulated depreciation                                (1,824)     (1,000)
                                                            -------     -------
Office equipment, net                                       $ 2,529
                                                            =======     =======

      Depreciation expense for the years ended December 31, 2004 and 2003 amounted to $824 and $0, respectively.

NOTE F - RELATED PARTY TRANSACTIONS

      At various dates throughout 2004, the sole director of the Company, Mr. David Lieberman, ("Director") authorized the issuance of 182,466,666 shares of the Company's common stock for consulting services, which is approximately 24% of the outstanding common stock of the Company at December 31, 2004. Management and the Director issued this stock to various consultants for professional services rendered to the Company during 2004 and prior years. Of this total, 174,450,000 was issued to related party consultants. The total consulting expense was $2,357,050 to related parties, and included in the accompanying statement of operations for the year ended December 31, 2004, in the caption "Stock issued for services". The value of the consulting services was determined by management to be the market quoted value of the stock as traded on the NASDAQ, Over the Counter Bulletin Board, at the time of each board resolution to issue the stock.

      At various dates throughout 2003, the sole director of the Company, Mr. David Lieberman, ("Director") authorized the issuance of 204,725,682 shares of the Company's common stock for consulting services, which is approximately 38% of the outstanding common stock of the Company at December 31, 2003. Management and the Director issued this stock to various consultants for professional services rendered to the Company during 2003 and prior years. Of this total, 201,034,302 was issued to related party consultants. The total consulting expense was $2,556,654 to related parties, and included in the accompanying statement of operations for the year ended December 31, 2003, in the caption "Stock issued for services". The value of the consulting services was determined by management to be the market quoted value of the stock as traded on the NASDAQ, Over the Counter Bulletin Board, at the time of each board resolution to issue the stock.

      Due to Stockholder - Asset Acquisition

      On July 16, 1999, the Company entered into a Technology Purchase Agreement ("agreement") with a related consultant whereby the Company acquired exclusive rights and interests to a thirteen-step manufacturing process, which utilizes virtually all of the nutrients found in certain plants needed to manufacture herbal dietary health supplements. The purchase price to the related consultant was 18,000,000 shares of the Company's common stock, which was to be issued to him in two phases. In 2001, the agreement called for 12,000,000 shares of the Company's common stock to be issued at the first phase. As of December 31, 2004 and 2003, none of the stock related to this agreement had been issued. The Company, therefore, in 2000 accrued $1,440,000, which was managements' determination of the common stock value of the 12,000,000 shares at the time of the agreement. Due to the asset

             ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                                December 31, 2004

NOTE F - RELATED PARTY TRANSACTIONS (CONTINUED)

      Due to Stockholder - Asset Acquisition (Continued)

      impairment discussed in Note G, no further liability was due at December 31, 2004 or 2003 as per management, and therefore no liability was recorded on the remaining value of the 6,000,000 shares due pursuant to the agreement. During 2003, the Company paid $125,000 towards the balance. At December 31, 2004 and 2003 the balance due was $1,315,000.

      In addition, the Company agreed to pay to the related consultant a royalty payment of $0.01 per bottle plus, 1% of the Company's suggested retail price of each bottle sold, plus 10% of the Company's net profits from the sale of products manufactured with the process. In the event the Company enters into an agreement with a third party for the sale of products manufactured with the process, the agreement must unconditionally provide for payment to the Company of not less than $20,000,000. Upon receipt of the sale proceeds by the Company, the Company shall issue to the related consultant 5,000,000 shares for each $20,000,000 paid to the Company, not to exceed 25,000,000 shares. Revenues to date have been insignificant and no payments or stock issuances to the related consultant have been made to date.

      Loans Payable and Accrued Expenses - Stockholders

      Loans payable - stockholders consists of unsecured, non-interest bearing short-term loans including cash for working capital and accrued salaries, consulting and other expenses paid on behalf of the Company.

      Upon the resignation of C.J. Lieberman (the Related Consultant) as President in 1996, the Company retained him as a consultant. His current consultant's agreement dated June 10, 1999, provides for monthly consulting fees of $9,000, reimbursement of all direct expenses incurred while providing services to the Company and a five year option to purchase 750,000 shares of the Company's common stock at an exercise price of $0.02 per share. These options expired in June 2004, see Note I. In addition to $108,000 consulting expense pursuant to the consulting contract, the Related Consultant received 26,500,000 and 71,500,000 shares of common stock in payment for services rendered valued at $540,500 and $1,835,000 during the years ended December 31, 2004 and 2003, respectively. The balance due the Related Consultant at December 31, 2004 was $73,600. There was no balance due at December 31, 2003.

      The Director of the Company advanced to the Company cash and paid expenses on behalf of the Company. The Director has an employment agreement with the Company dated June 10, 1999, which provides for an annual base salary of $135,000, reimbursement of all direct expenses incurred while providing services to the Company and a five year option to purchase 750,000 shares of the Company's common stock at an exercise price of $0.01 per share. These options expired in June 2004, see Note I. The balance due the Director at December 31, 2004 and 2003 was $564,249 and $425,533,
      respectively.

      An officer of the Company has an employment agreement with the Company dated June 10, 1999, which provides for an annual base salary of $75,000 and a five year option to purchase 750,000 shares of the Company's common stock at an exercise price of $0.02 per share. These options expired in June 2004, see Note I. During 2004, The Company issued 1,000,000 shares of common stock to the officer valued at $10,000 as partial payment of accrued salaries. The balance due the Officer at December 31, 2004 was $48,900. There was no balance due at December 31, 2003.

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                                December 31, 2004

NOTE F - RELATED PARTY TRANSACTIONS (CONTINUED)

      During 2003, a stockholder loaned the Company $620,000 for working capital. During 2004, the Company issued 25,000,000 shares of common stock to the stockholder to reduce the debt by $500,000. The balance due the stockholder at December 31, 2004 and 2003 was $120,000 and $620,000, respectively.

      On February 20, 2000, the Company entered into an asset purchase agreement with Dr. Leonard Bielroy (Chairman of the Board of Directors of APPI who resigned in 2003) whereby the Company acquired the exclusive rights and interest to allergy and sinus formulations he developed ("Assets"). The purchase price included options to purchase 18,000,000 shares of the Company's common stock at an aggregate exercise price of $180. The options are to be issued in two phases. The first phase was completed in 2000 and the options, for 12,000,000 shares of common stock, required to purchase the assets were issued in 2000. The fair value of the 12,000,000 shares, as determined by management, was $1,079,880 and is included in intangible assets.

      In addition, the Company agreed to pay Dr. Bielroy a royalty payment of $0.01 per bottle plus, 1% of the Company's suggested retail price of each product sold, plus 10% of the Company's net profits from the sale of products manufactured with these Assets. In the event the Company enters into an agreement with a third party for the sale of products manufactured with these assets, the agreement must unconditionally provide for payment to the Company of not less than $20,000,000 either in lump sum or over a period of four years. Upon receipt of the sale proceeds by the Company, the Company shall issue to Dr. Bielroy 5,000,000 shares for each $20,000,000 paid to the Company, not to exceed 25,000,000 shares. During the years ended December 31, 2004 and 2003 royalty expense amounted to $64 and $207, respectively.

      On March 15, 2000, the Company entered into a consulting agreement with Dr. Bielroy whereby under the terms of the agreement, the Company is required to pay Dr. Bielroy certain monthly amounts, some contingent on the Company achieving specified net profit levels.

      During 2004, the Company paid down $20,000 of the liability due to Dr. Bielroy by issuing 2,000,000 shares of common stock. Additionally, the Company accrued $12,000 of interest on the loan during 2004. At December 31, 2004 and 2003 the balance due was $110,755 and $118,691, respectively.

NOTE G - INTANGIBLE ASSETS/IMPAIRMENT LOSS

      Intangible assets consist of the following at December 31,

                                                       2004          2003
                                                       ----          ----
      Technology rights                            $2,526,234   $2,526,234
      Accumulated impairment loss                   2,526,234    2,097,874
                                                   ----------   ----------

                                                   $            $  428,360
                                                   ==========   ==========

      Due to lack of sales in the five year period ending December 31, 2004, an impairment loss in the amount of $428,360 and $291,560 was recognized in the years ended December 31, 2004 and 2003, respectively.

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                                December 31, 2004


NOTE H - RENT

      The Company maintains its corporate office in New York pursuant to an operating lease which expires October 30, 2005 and calls for monthly lease payments of $2,156 plus $25 a month for garbage and 35% of the floors electricity. Rent expense for the years ended December 31, 2004 and 2003 amounted to $29,026 and $25,312, respectively.

NOTE I - STOCK OPTIONS AND WARRANTS

      Stock Options

      The Company has adopted a stock incentive plan which allows for the issuance of shares of the Company's common stock to employees, directors, consultants and advisors. The exercise price for options granted and the maximum term of the options and the vesting period is determined by the Board of Directors and are set forth in each option agreement.

      In electing to continue to follow APB No. 25 for expense recognition purposes, the Company is obliged to provide the expanded disclosures required under SFAS No. 123 for stock-based compensation granted, including if materially different from reported results, disclosure of pro forma net loss and loss per share had compensation expense relating to 2004 and 2003 grants been measured under the fair value recognition provision of SFAS No. 123.

      The following table summarizes transactions in stock options through December 31, 2004:



                                                          Weighted                       Weighted
                                                          Average                        Average
                                                          Exercise         Options       Exercise
                                            Options         Price        Exercisable       Price
                                            -------         -----        -----------     --------
      Balance at December 31, 2002         9,000,000      $ .01           9,000,000      $ .01
      Granted
      Exercised
      Cancelled
                                           ---------                      ---------


      Balance at December 31, 2003         9,000,000        .01           9,000,000        .01
      Granted
      Exercised
      Cancelled                           (3,000,000)       .02          (3,000,000)       .02
                                         -----------                     ----------
      Balance at December 31, 2004         6,000,000        .00001        6,000,000        .00001
                                         ===========                     ==========


      As of December 31, 2004, there were 6,000,000 common stock options outstanding which expired on February 28, 2005.

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                                December 31, 2004


NOTE I - STOCK OPTIONS AND WARRANTS (CONTINUED)

      Stock Warrants

      The following table summarizes transactions in stock warrants through December 31, 2004:



                                                          Weighted                       Weighted
                                                          Average                        Average
                                                          Exercise        Warrants       Exercise
                                            Warrants        Price        Exercisable       Price
                                            --------        -----        -----------     --------
      Granted                              7,000,000        .03          7,000,000         .03
      Exercised
      Cancelled
                                           ---------                     ---------


      Balance at December 31, 2004         7,000,000        .03          7,000,000         .03
                                           =========                     =========


      As of December 31, 2004, there were 7,000,000 common stock warrants outstanding with a weighted average remaining life of 2.5 years and a weighted average price of $0.03.

NOTE J - SUBSEQUENT EVENTS

      On January 18, 2005, the Company issued 30,000,000 shares of its common stock under an S-8 filing with the Securities and Exchange Commission to consultants at $0.00355 per share. The aggregate remuneration of $106,500 will be treated as stock based compensation and expensed in 2005.

      In connection with a private placement, on January 24, 2005 the Company issued 10,000,000 shares of its common stock at $0.002 per share realizing $20,000.

      On February 1, 2005, the Company issued 2,500,000 shares of its preferred stock at $0.008 per share as payment of $20,000 against loans payable - stockholders.

      On March 5, 2005, Amazing, a subsidiary of the Company, entered into an Agreement of Sale with Nature's Backyard, Inc., whereby Amazing agreed to buy all intellectual property, permits, patents (granted, pending, or applied for), trademarks, processes, formulation, exact ingredients, precise way of manufacturing, and related items of the "Slim Cookie", a product for weight loss and lowering cholesterol. The purchase price is as follows: (a) Payment of $1,000 and the issuance of 200,000 shares of common stock on signing the agreement, (b) 300,000 shares of common stock upon signing and filing of a provisional patent application by the Company, (c) 100,000 shares of common stock upon the issuance of a patent by the U.S. Patent and Trademark Office, (d) payment of $4,000 not more than 60 days from the execution of the Agreement, and (e) payment of $15,000 within 270 days of the execution of the Agreement.

      On April 26, 2005, the Company issued 4,000,000 shares of its common stock under an S-8 filing with the Securities and Exchange Commission to consultants at $0.00345 per share. The aggregate remuneration of $13,800 will be treated as stock based compensation and expensed in 2005.

      On April 26, 2005, the Company issued 5,000,000 shares of its common stock under an S-8 filing with the Securities and Exchange Commission at $0.00345 per share as payment for accrued expenses.

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                                December 31, 2004


NOTE K - RECLASSIFICATION

      Certain prior year amounts have been reclassified to conform to the classifications used in 2004.