Form 10QSB
period 2005-03-31
ADVANCED PLANT PHARMACEUTICALS INC
filed 2005-05-23
CIK 943535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON D.C.

                                   FORM 10-QSB

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, For the Quarter Ended March 31, 2005

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

                                 Yes |X| No |_|

      As of May 19, 2005, there were issued and outstanding 777,383,154, shares of Common Stock, $.0007 par value per share.

             Transitional Small Business Disclosure Format

                                 Yes |_|  No |X|

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                                      INDEX
                                      -----

                                                                          PAGE
                                                                          NUMBER
                                                                      ----------

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed financial statements

         Condensed Balance sheets as of March 31, 2005 (unaudited)
             and December 31, 2004 (audited)                                   3
         Condensed Statements of operations for the three months
             ended March 31, 2005 and 2004 (unaudited)                         4

         Condensed Statements of cash flows for the three months ended
             March 31, 2005 and 2004 (unaudited)                               5

      Notes to the condensed financial statements                              7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  11

Item 3.   Controls and Procedures                                             15

PART II.  OTHER INFORMATION                                                   16

SIGNATURES                                                                    17

                                     PART I

ITEM 1. CONDENSED FINANCIAL STATEMENTS

Item 1. Financial Statements

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                           March 31,     December 31,
                                                                                             2005            2004
                                                                                         ------------    ------------
                                                                                           Unaudited
CURRENT ASSETS
  Cash and cash equivalents                                                              $        642    $      1,045
    Accounts receivable
   Inventory                                                                                    1,391             306
                                                                                         ------------    ------------
         Total Current Assets                                                                   2,033           1,351

OFFICE EQUIPMENT, net of accumulated depreciation of $2,103
    and $1,824, respectively                                                                    2,250           2,529
OTHER ASSETS
    Goodwill                                                                                   10,406          10,406
   Intangible assets, net of impairment losses                                                 20,020
    Prepaid and other assets                                                                    7,144           7,144
                                                                                         ------------    ------------
                                                                                               37,570          17,550
                                                                                         ------------    ------------
          Total Assets                                                                   $     41,853    $     21,430
                                                                                         ============    ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Bank overdraft                                                                        $      7,402    $      5,111
   Accounts payable                                                                           174,794         167,108
   Accrued expenses                                                                           580,729         568,983
   Accrued expenses - stockholders                                                            946,796         901,246
    Due to distributor                                                                        103,500         103,500
    Due to stockholder - asset acquisition                                                  1,315,000       1,315,000
   Loans payable - stockholders                                                               337,646         228,796
                                                                                         ------------    ------------
         Total Current Liabilities                                                          3,465,867       3,289,744

STOCKHOLDERS' DEFICIENCY
    Preferred stock, authorized 10,000,000 shares; $0.0007 par value; 5,000,000 and 2,500,000 shares issued and outstanding at March 31, 2005 and December 31,
        2004 respectively                                                                       3,500           1,750
   Common stock, authorized 880,000,000 shares; $0.0007 par value; 788,157,996 and 748,157,996 shares issued and outstanding at
        March 31, 2005 and December 31, 2004 respectively                                     551,711         523,711
   Additional paid-in capital                                                              14,656,976      14,540,226
   Accumulated deficit                                                                    (18,636,201)    (18,334,001)
                                                                                         ------------    ------------

    Total Stockholders' Deficiency                                                         (3,424,014)     (3,268,314)
                                                                                         ------------    ------------
          Total Liabilities and Stockholders' Deficiency                                 $     41,853    $     21,430
                                                                                         ============    ============


                 See accompanying notes to financial statements.

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                   For the Three Months Ended
                                                           March 31,
                                                      2005             2004
                                                  -------------    -------------
                                                                     Restated
REVENUE - SALES                                   $       2,130    $      17,158
COSTS AND EXPENSES
    Cost of goods sold                                    1,122           19,705
   Selling, general and administrative expenses         196,449        1,902,263
   Stock issued for marketing services                  106,500          731,700
   Stock issued for consulting services                     303           56,700
   Depreciation                                             279               65
                                                  -------------    -------------

           Total Costs and Expenses                     304,653        2,710,433
                                                  -------------    -------------

NET LOSS                                          $    (302,523)   $  (2,693,275)
                                                  =============    =============

NET LOSS PER SHARE OF COMMON
   STOCK (basic and fully diluted)                $        (.00)   $        (.01)
                                                  =============    =============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING (basic and fully diluted)     786,269,107      559,127,170
                                                  =============    =============

                 See accompanying notes to financial statements.

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                             For the Three Months Ended
                                                                      March 31,
                                                                2005            2004
                                                             -----------    -----------
                                                                               Restated
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                  $  (302,523)   $(2,693,275)
   Stock issued for services                                     106,803        788,400
   Depreciation expense                                              279             65
   Changes in assets and liabilities:
       Decrease in accounts receivable                               306
       Increase (decrease) in inventory                           (1,391)        53,841
       Increase in other assets                                                 (23,000)
     Increase (decrease) in accounts payable                       7,686       (108,852)
     Increase in accrued expenses                                 11,746      1,771,970
     Increase in accrued expenses - stockholders                  55,550         42,160
                                                             -----------    -----------
       Net cash used in operating activities                    (121,544)      (168,691)

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for office equipment                                                (1,289)
   Cash paid for intangible assets                                (1,000)
   Due from related parties                                                      11,738
                                                             -----------    -----------
       Net cash (used in) provided by investing activities        (1,000)        10,449

CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                                  2,291
   Cash acquired in acquisition of subsidiary                                       100
   Loans payable - stockholders' - net                            99,850        (16,000)
   Due to related company                                                         4,836
   Proceeds from issuance of common stock                         20,000         70,000
                                                             -----------    -----------

       Net cash provided by financing activities                 122,141         58,936
                                                             -----------    -----------

       Net (decrease) increase in cash                              (403)       (99,306)

CASH AT BEGINNING OF PERIOD                                        1,045        265,858
                                                             -----------    -----------

CASH AT END OF PERIOD                                        $       642    $   166,552
                                                             ===========    ===========

                 See accompanying notes to financial statements.

              ADVANCED PLANT PHARMACEUTICALS, INC AND SUBSIDIARIES.

                                                                            For the Three Months Ended
                                                                                    March 31,
                                                                                2005         2004
                                                                              ---------    ---------
                                                                                           Restated
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   NON-CASH INVESTING AND FINANCING ACTIVITIES

     Issuance of common stock for services                                    $ 106,803    $ 788,400

     Issuance of preferred stock in payment of loans payable
          to stockholders                                                        10,000

      Issuance of preferred stock in payment of accrued expenses
        to stockholders                                                          10,000

     Purchase of intangible assets for loan payable to stockholder               19,000

      Assets acquired and liabilities assumed in acquisition of subsidiary:

       Cash acquired                                                                             100
       Goodwill                                                                                9,041
       Accrued expenses                                                                       (8,251)
       Loans payable - stockholders                                                             (890)

                 See accompanying notes to financial statements.

1. CONDENSED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosure, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed and omitted. The results of operations for the three months ended March 31, 2005 are not indicative of the results of operations for the year ended December 31, 2005. The condensed financial statements should be read in conjunction with the Company's financial statements included in its annual Form 10 KSB for the year ended December 31, 2004.

2. STOCK WARRANTS

At March 31, 2005, the Company had outstanding warrants to purchase 7,000,000 shares of the Company's common stock at a price of $.03 per share. The warrants are exercisable and expire at various dates through 2007.

3. COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with three employees, and a consulting contract with a key consultant, who are also stockholders of the Company. At March 31, 2005, the Company has a total liability for accrued salaries and consulting expense to stockholders of $757,800. There could be certain payroll tax liabilities owed to the IRS on some of the payments for services to certain consultants that were paid in prior years, pursuant to these employment agreements.

4. RELATED-PARTIES STOCK AND ASSET TRANSACTIONS

On January 18, 2005, the Company issued 30,000,000 shares of its common stock under an S-8 filing with the Securities and Exchange Commission to consultants at $0.00355 per share. The aggregate remuneration of $106,500 has been treated as stock issued for marketing services and expensed in the current year.

In connection with a private placement, on January 24, 2005 the Company issued 10,000,000 shares of its common stock at $0.002 per share realizing $20,000.

On February 1, 2005, the Company issued 2,500,000 shares of its preferred stock at $0.008 per share as payment of $20,000 against loans payable - stockholders and accrued expenses - stockholders.

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

5. SUBSEQUENT EVENTS

On April 26, 2005, the Company issued 4,000,000 shares of its common stock under an S-8 filing with the Securities and Exchange Commission to consultants at $0.00345 per share. The aggregate remuneration of $13,800 will be treated as stock issued for marketing services and expensed in the current year.

On April 26, 2005, the Company issued 5,000,000 shares of its common stock under an S-8 filing with the Securities and Exchange Commission at $0.00345 per share as payment for accounts payable.

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

Results of Operations

Results of Operations - Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004.

Revenues

Revenues generated during the three months ended March 31, 2005, aggregated $2,130, as compared to $17,158 for the three months ended Mach 31, 2004. The decrease of $15,028 in revenues from the comparable period in the prior year is primarily due to the termination of Ed McMahon as spokesperson. We believe the trend in decreased revenues will not continue if we are able to engage a new spokesperson for our products.

Costs of Goods Sold

Cost of Goods Sold for the three months ended March 31, 2005 aggregated $1,122 as compared to $19,705 for the three months ended March 31, 2004. The decrease for the three months ended March 31, 2005 is the result of a decrease in sales of our products.

Operating Expenses

Operating Expenses incurred for the three months ended March 31, 2005, aggregated $303,531 as compared to $2,690,728 for three months ended March 31, 2004, which is a decrease of $2,387,197. This decrease was primarily due to a decrease in the issuance of stock for services which was off set by an increase in cost of good sold, selling general and administrative expenses and an impairment loss. We expect the decrease in our cost and expenses to continue as we expect to be able to continue to curtail the issuance of stock for services.

Net Loss and Loss Per Common Share

The net loss and the loss per common share was $302,523 and $.00 for the three months ended March 31, 2005, as compared to net loss of $2,693,275 and $.01 for the three months ended March 31, 2004. This decrease was due primarily to a decrease in the issuance of stock for services.

Liquidity and Capital Resources

At March 31, 2005, we had working capital deficit of $3,463,834 as compared with $3,288,393 at December 31, 2004. The increase in the working capital deficit is primarily the result of an increase in accrued expenses.

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

                                     PART II

ITEM 1 - LEGAL PROCEEDINGS

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

ITEM 2 - CHANGES IN SECURITIES

In connection with a private placement, on January 24, 2005 the Company issued 10,000,000 shares of its common stock at $0.002 per share realizing $20,000.

On February 1, 2005, the Company issued 2,500,000 shares of its preferred stock at $0.008 per share as payment of $20,000 against loans payable - stockholders and accrued expenses - stockholders.

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

                              ADVANCED PLANT PHARMACEUTICALS, INC.


                              By:  /s/ David Lieberman
                                   ---------------------------------------------
                                   David Lieberman, Chief Executive Officer and
                                   Principal Financial Officer


Dated: May 20, 2005