Form 10QSB
period 2005-06-30
ADVANCED PLANT PHARMACEUTICALS INC
filed 2005-08-22
CIK 943535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON D.C.

                                   FORM 10-QSB

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, For the Quarter Ended June 30, 2005

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

                                 Yes [X] No [_]

      As of August 19, 2005, there were issued and outstanding 786,382,298, shares of Common Stock, $.0007 par value per share.

      Transitional Small Business Disclosure Format

                  Yes [_] No [X]

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                                      INDEX
                                      -----






                                                                        PAGE
PART I.  FINANCIAL INFORMATION                                         NUMBER
         ---------------------                                       ----------

Item 1.  Condensed financial statements (unaudited)

         Condensed Balance sheet as of June 30, 2005                      3

         Condensed Statements of operations for the
           three and six months ended June 30, 2005
           and 2004                                                       4

         Condensed Statements of cash flows for the
           six months ended June 30, 2005 and 2004
                                                                          5

         Notes to the condensed financial statements                      7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              11

Item 3.   Controls and Procedures                                         15

PART II.  OTHER INFORMATION                                               16
          ----------------

SIGNATURES                                                                17

                                     PART I

ITEM 1. CONDENSED FINANCIAL STATEMENTS

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                    June 30,      December 31,
                                                                      2005            2004
                                                                 -------------   -------------
                                                                    Unaudited
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                      $      90,468   $       1,045
    Accounts receivable                                                                    306
   Inventory                                                             1,137
   Prepaid expenses                                                     13,200
                                                                 -------------   -------------

         Total Current Assets                                          104,805           1,351

OFFICE EQUIPMENT, net of accumulated depreciation of $2,383
    and $1,824, respectively                                             1,970           2,529
OTHER ASSETS
    Goodwill                                                            10,406          10,406

   Intangible assets, net of impairment losses                          24,599
   Due from related company                                              4,500
    Other assets                                                         7,144           7,144
                                                                 -------------   -------------

                                                                        46,649          17,550
                                                                 -------------   -------------
          Total Assets                                           $     153,424   $      21,430
                                                                 =============   =============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Bank overdraft                                                $      12,057   $       5,111
   Accounts payable                                                    162,774         167,108
   Accrued expenses                                                    701,446         568,983
   Accrued expenses - stockholders                                     989,212         901,246
    Due to distributor                                                 103,500         103,500
    Due to stockholder - asset acquisition                           1,315,000       1,315,000
   Loans payable - stockholders                                        258,446         228,796
   Deposits                                                            345,000
                                                                 -------------   -------------

         Total Current Liabilities                                   3,887,435       3,289,744

STOCKHOLDERS' DEFICIENCY
    Preferred stock, authorized 10,000,000 shares;
        $0.0007 par value; 5,000,000  and 2,500,000
        shares issued and outstanding at June 30,
        2005 and December 31, 2004, respectively                         3,500           1,750
   Common stock, authorized 880,000,000
        shares; $0.0007 par value; 797,157,996 and
        748,157,996 shares issued and outstanding at June 30,
        2005 and December 31, 2004, respectively                       558,011         523,711
   Additional paid-in capital                                       14,680,376      14,540,226
   Accumulated deficit                                             (18,975,898)    (18,334,001)
                                                                 -------------   -------------
   Total Stockholders' Deficiency                                   (3,734,011)     (3,268,314)
                                                                 -------------   -------------
          Total Liabilities and Stockholders' Deficiency         $     153,424   $      21,430
                                                                 =============   =============


                 See accompanying notes to financial statements.

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                           For the Three Months Ended          For the Six Months Ended
                                                    June 30,                          June 30,
                                         -------------------------------   -------------------------------
                                             2005              2004            2005              2004
                                         --------------   --------------   --------------   --------------
                                                             Restated                          Restated

REVENUE - SALES                          $        3,799   $       31,817   $        5,929   $       48,975

COSTS AND EXPENSES
    Cost of goods sold                              704           10,554            1,826           30,259
   Selling, general and administrative
      expenses                                  349,282          130,143          545,731          820,745
   Stock based compensation                         313                                                313
   Stock issued for marketing services           13,200                           119,700        1,943,361
   Stock issued for consulting services           5,547                             5,850           56,700
   Depreciation                                     280                               559               65
                                         --------------   --------------   --------------   --------------

             Total Costs and Expenses           369,326          140,697          673,979        2,851,130
                                         --------------   --------------   --------------   --------------

NET OPERATING LOSS                             (365,527)        (108,880)        (668,050)      (2,802,155)

OTHER EXPENSE
   Interest expense                                 (30)                              (30)
                                         --------------   --------------   --------------   --------------

             Total Other Expense                    (30)                              (30)
                                         --------------   --------------   --------------   --------------

NET LOSS                                 $     (365,557)  $     (108,880)  $     (668,080)  $   (2,802,155)
                                         ==============   ==============   ==============   ==============

NET LOSS PER SHARE OF COMMON
   STOCK                                 $         (.00)  $         (.00)  $         (.00)  $         (.01)
                                         ==============   ==============   ==============   ==============

WEIGHTED AVERAGE NUMBER
    OF COMMON  SHARES
    OUTSTANDING
                                            794,685,469      634,951,712      787,351,366      597,039,441
                                         ==============   ==============   ==============   ==============


                 See accompanying notes to financial statements.

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                For the Six Months Ended
                                                                        June 30,
                                                             -------------------------------
                                                                   2005            2004
                                                             --------------   --------------
                                                                                 Restated
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                  $     (668,080)  $   (2,802,155)
   Stock issued for services                                        125,863        2,000,061
   Depreciation expense                                                 559               65
   Changes in assets and liabilities:
       Decrease (increase) in accounts receivable                       306           (1,152)
       (Increase) decrease in inventory                              (1,137)          55,341
      Increase in prepaid expenses                                  (13,200)
       Increase in other assets                                     168,960
      Decrease in accounts payable                                   (4,334)         (81,292)
      Increase in accrued expenses                                  132,463          354,977
      Increase in accrued expenses - stockholders                    97,966           83,410
                                                             --------------   --------------
        Net cash used in operating activities                      (329,594)        (221,785)

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for office equipment                                    (3,353)
   Cash paid for intangible assets                                   (5,579)
   Due from related parties                                          (4,500)          11,738
                                                             --------------   --------------
        Net cash (used in) provided by investing activities         (10,079)           8,385

CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                                     6,946
   Cash acquired in acquisition of subsidiary                           100
   Loans payable - stockholders' - net                               20,650         (119,500)
   Increase in deposits                                             345,000           10,000
   Proceeds from issuance of common stock                            56,500           60,000
                                                             --------------   --------------

        Net cash provided by financing activities                   429,096          (49,400)
                                                             --------------   --------------


        Net increase (decrease) in cash                              89,423         (262,800)

CASH AT BEGINNING OF PERIOD                                           1,045          265,858
                                                             --------------   --------------

CASH AT END OF PERIOD                                        $       90,468   $        3,058
                                                             ==============   ==============


                 See accompanying notes to financial statements.

              ADVANCED PLANT PHARMACEUTICALS, INC AND SUBSIDIARIES.

                                                                      For the Six Months Ended
                                                                               June 30,
                                                                     -----------------------------

                                                                         2005           2004
                                                                     ------------  ---------------
                                                                                       Restated

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   NON-CASH INVESTING AND FINANCING ACTIVITIES

      Issuance of common stock for services                          $    125,863  $    2,000,061

      Issuance of preferred stock in payment of loans payable
          to stockholders                                                  10,000

      Issuance of preferred stock in payment of accrued expenses
         to stockholders                                                   10,000

      Purchase of intangible assets for loan payable to stockholder        19,000

      Issuance of common stock in payment of loan payable
        to stockholder                                                                    500,000

      Assets acquired and liabilities assumed in acquisition of subsidiary:

        Cash acquired                                                                         100
        Goodwill                                                                            9,041
        Accrued expenses                                                                   (8,251)
        Loans payable - stockholders                                                         (890)


                See accompanying notes to financial statements.

              ADVANCED PLANT PHARMACEUTICALS, INC AND SUBSIDIARIES.

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE A - CONDENSED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosure, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed and omitted. The results of operations for the six months ended June 30, 2005 are not indicative of the results of operations for the year ended December 31, 2005. The condensed financial statements should be read in conjunction with the Company's financial statements included in its annual Form 10 KSB for the year ended December 31, 2004.

NOTE B - STOCK WARRANTS

At June 30, 2005, the Company had outstanding warrants to purchase 7,000,000 shares of the Company's common stock at a price of $.03 per share. The warrants are exercisable and expire at various dates through 2007.

NOTE C - COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with three employees, and a consulting contract with a key consultant, who are also stockholders of the Company. At June 30, 2005, the Company has a total liability for accrued salaries and consulting expense to stockholders of $852,800. There could be certain payroll tax liabilities owed to the IRS on some of the payments for services to certain consultants that were paid in prior years, pursuant to these employment agreements.

NOTE D - RELATED PARTIES STOCK AND ASSET TRANSACTIONS

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

On March 5, 2005, Amazing Nutritionals, Inc. ("Amazing") a subsidiary of the Company, entered into an Agreement of Sale with Nature's Backyard, Inc., whereby Amazing agreed to buy all intellectual property, permits, patents (granted, pending, or applied for), trademarks, processes, formulation, exact ingredients, precise way of manufacturing, and related items of the "Slim Cookie", a product for weight loss and lowering cholesterol. The purchase price is as follows: (a) Payment of $1,000 and the issuance of 200,000 shares of common stock on signing the agreement, (b) 300,000 shares of common stock upon signing and filing of a provisional patent application by the Company, (c) 100,000 shares of common stock upon the issuance of a patent by the U.S. Patent and Trademark Office, (d) payment of $4,000 not more than 60 days from the execution of the Agreement, and
(e) payment of $15,000 within 270 days of the execution of the Agreement. The Company has not made the required payment and is in default of the agreement.

On April 26, 2005, the Company issued 4,000,000 shares of its common stock under an S-8 filing with the Securities and Exchange Commission to consultants at $0.00345 per share. The aggregate remuneration of $13,800 will be treated as stock issued for marketing services and expensed in the current year.

              ADVANCED PLANT PHARMACEUTICALS, INC AND SUBSIDIARIES.

                                  JUNE 30, 2005


NOTE D - RELATED PARTIES STOCK AND ASSET TRANSACTIONS (CONTINUED)

On April 26, 2005, the Company issued 5,000,000 shares of its common stock under an S-8 filing with the Securities and Exchange Commission at $0.00345 per share as payment for accounts payable in the amount of $16,500.


NOTE E - GOING CONCERN

As reflected in the accompanying financial statements, the Company has current liabilities in excess of current assets of $3,782,630, resulting in negative working capital. Management is presently seeking to raise permanent equity capital in the capital markets to eliminate negative working capital and provide working capital. Failure to raise equity capital or secure some other form of long-term debt arrangement will cause the Company to further increase its negative working capital deficit. However, there are no assurances that the Company will succeed in obtaining equity financing or some form of long-term debt instrument.


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

In December 2004, the Company acquired a 99% interest in Mazal Plant Pharmaceuticals, Inc. ("Mazal"), a development stage company, whereby APPI sold Mazal all of its rights relating to or connected with developing, manufacturing and distributing of three of its products, plant based compositions designed to treat elevated cholesterol, leukemia and Alzheimer's disease in consideration for 7,000,000 shares of Mazal's common stock and a receivable of $50,000.

On June 6, 2005, the Company consummated the transactions contemplated by the Share Exchange Agreement dated as of May 2005 (the "Share Exchange Agreement") by and among the Company, Akid Corporation ("Akid") and James B. Wiegand. Pursuant to the Share Exchange Agreement, the Company sold its entire ownership interest in 7,000,000 shares of the common stock of Mazal to Akid. In exchange, Akid agreed to issue to the Company 20,000,000 shares (the "Exchange Shares") of Akid's common stock. Following the consummation of such share exchange, the Company holds a majority of the issued and outstanding common shares of Akid, and Akid holds a majority of the issued and outstanding common shares of Mazal.

Akid issued to the Company 17,500,000 of the Exchange Shares at the closing, and agreed to issue the remaining 2,500,000 of the Exchange Shares upon increasing its authorized common stock from 20,000,000 shares to 40,000,000 shares.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004.

REVENUES

Revenues generated during the six months ended June 30, 2005, aggregated $5,929, as compared to $48,975 for the six months ended June 30, 2004. The decrease of $43,046 in revenues from the comparable period in the prior year is primarily due to less purchases by our exclusive distributors.

COSTS OF GOODS SOLD

Cost of Goods Sold for the six months ended June 30, 2005, aggregated $673,979 as compared to $2,851,130 for the six months ended June 30, 2004. The decrease of $2,177,151 for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, was primarily due to the use of product in connection with clinical trials.

OPERATING EXPENSES

Operating Expenses incurred for the six months ended June 30, 2005 aggregated $673,979 as compared to $2,802,155 for the six months ended June 30, 2004, which is a decrease of $2,128,176. This decrease was the result of a decrease in stock issued for marketing services.

NET LOSS

The net loss was $688,050 for the six months ended June 30, 2005, as compared to net loss of $2,802,155 for the six months ended June 30, 2004, which represents an decrease in the net loss of $2,114,105. The reason for the decreased net loss is a result of the reasons described above.

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2004.

REVENUES

Revenues generated during the three months ended June 30, 2005, aggregated $3,799, as compared to $31,817 for the three months ended June 30, 2004. The decrease of $28,018 in revenues from the comparable period in the prior year is primarily due to less purchases by our exclusive distributors.

COSTS OF GOODS SOLD

Cost of Goods Sold for the three months ended June 30, 2005, aggregated $704 as compared to $10,554 for the three months ended June 30, 2004. The $9,838 decrease for the three months ended June 30, 2005, was primarily due to decreased sales.

OPERATING EXPENSES

Operating Expenses incurred for the three months ended June 30, 2005, aggregated $369,326 as compared to $611,225 for three months ended June 30, 2004, which is a decrease of $241,899. This decrease was the result of a decrease in the payment of finders fees payable in connection with the sales of our products.

NET LOSS

The net loss was $365,557 for the three months ended June 30, 2005, as compared to net loss of $108,880 for the three months ended June 30, 2004. The reason for the increased net loss is a result of the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, we had working capital deficit of $3,782,630 as compared with $3,288,393 at December 31, 2004. The increase in the working capital deficit is primarily the result of an increase in accrued expenses.

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


ITEM 2 - CHANGES IN SECURITIES

On June 6, 2005, the Company consummated the transactions contemplated by the Share Exchange Agreement dated as of May 2005 (the "Share Exchange Agreement") by and among the Company, Akid Corporation ("Akid") and James B. Wiegand. Pursuant to the Share Exchange Agreement, the Company sold its entire ownership interest in 7,000,000 shares of the common stock of Mazal to Akid. In exchange, Akid agreed to issue to the Company 20,000,000 shares (the "Exchange Shares") of Akid's common stock. Following the consummation of such share exchange, the Company holds a majority of the issued and outstanding common shares of Akid, and Akid holds a majority of the issued and outstanding common shares of Mazal.

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

                                    ADVANCED PLANT PHARMACEUTICALS, INC.


                                     By:/s/ David Lieberman
                                        ----------------------------------------
                                        David Lieberman, Chief Executive Officer
                                        and Principal Financial Officer


Dated: August 22, 2005