Form 10QSB
period 2005-09-30
ADVANCED PLANT PHARMACEUTICALS INC
filed 2005-11-21
CIK 943535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON D.C.

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, For the Quarter Ended September 30, 2005

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of November 18, 2005, there were issued and outstanding 786,382,298, shares of Common Stock, $.0007 par value per share.

Transitional Small Business Disclosure Format Yes [_] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [_] No [X]

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                                      INDEX
                                      -----

                                                                        PAGE
PART I.  FINANCIAL INFORMATION                                         NUMBER
         ---------------------                                       ----------

Item 1.  Condensed financial statements (unaudited)

         Condensed Balance sheet as of September 30, 2005                 3

         Condensed Statements of operations for the
           three and nine months ended September 30, 2005
           and 2004                                                       4

         Condensed Statements of cash flows for the
           nine months ended September 30, 2005 and 2004                  5

         Notes to the condensed financial statements                      7

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            9

Item 3.  Controls and Procedures                                         11

PART II. OTHER INFORMATION                                               12
         ----------------

SIGNATURES                                                               13

                                     PART I

ITEM 1. CONDENSED FINANCIAL STATEMENTS

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                September 30,    December 31,
                                                                                     2005            2004
                                                                                -------------    ------------
                                                                                  Unaudited
                                     ASSETS

CURRENT ASSETS
  Cash                                                                          $         560    $      1,045
   Accounts receivable                                                                                    306
   Inventory                                                                            1,014
   Prepaid expenses                                                                     5,000
                                                                                -------------    ------------
         Total Current Assets                                                           6,574           1,351

OFFICE EQUIPMENT, net of accumulated depreciation of $2,662
  and $1,824, respectively                                                              1,691           2,529
OTHER ASSETS
  Goodwill                                                                             10,406          10,406
  Intangible assets, net of impairment losses                                          24,599
  Due from related company                                                              6,250
  Other assets                                                                          7,144           7,144
                                                                                -------------    ------------
                                                                                       50,090          17,550
                                                                                -------------    ------------
         Total Assets                                                           $      56,664    $     21,430
                                                                                =============    ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Bank overdraft                                                                $       8,146    $      5,111
  Accounts payable                                                                    126,893         167,108
  Accrued expenses                                                                    251,285         568,983
  Accrued expenses - stockholders                                                   1,133,603         901,246
  Due to distributor                                                                                  103,500
  Due to stockholder - asset acquisition                                            1,315,000       1,315,000
  Loans payable - stockholders                                                        321,555         228,796
  Deposits                                                                             96,625
                                                                                -------------    ------------
         Total Current Liabilities                                                  3,253,107       3,289,744

STOCKHOLDERS' DEFICIENCY
  Preferred stock, authorized 10,000,000 shares; $0.0007 par value; 5,000,000 and 2,500,000 shares issued and outstanding at September 30,
    2005 and December 31, 2004, respectively                                            3,500           1,750
  Common stock, authorized 880,000,000
    shares; $0.0007 par value; 797,157,996 and
    748,157,996 shares issued and outstanding at September 30,
    2005 and December 31, 2004, respectively                                          558,711         523,711
  Additional paid-in capital                                                       14,681,548      14,540,226
  Accumulated deficit                                                             (18,440,202)    (18,334,001)
                                                                                -------------    ------------
  Total Stockholders' Deficiency                                                   (3,196,443)     (3,268,314)
                                                                                -------------    ------------
         Total Liabilities and Stockholders' Deficiency                         $      56,664    $     21,430
                                                                                =============    ============

                 See accompanying notes to financial statements.

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                   For the Three Months Ended        For the Nine Months Ended
                                                          September 30,                    September 30,
                                                 ------------------------------    ------------------------------
                                                      2005             2004             2005             2004
                                                 -------------    -------------    -------------    -------------
                                                                    Restated                          Restated

REVENUE - SALES                                  $       1,458    $       3,557    $       7,387    $      52,532

COSTS AND EXPENSES
  Cost of goods sold                                       122              719            1,948           30,978
  Selling, general and administrative expenses         351,398          326,760          897,129        1,020,499
  Stock based compensation                              51,907                            52,220
  Stock issued for marketing services                    1,872          187,000          121,572          983,367
  Stock issued for consulting services                   3,343            6,250            9,193        1,336,950
  Depreciation                                             279              249              838              314
                                                 -------------    -------------    -------------    -------------
         Total Costs and Expenses                      408,921          520,978        1,082,900        3,372,108
                                                 -------------    -------------    -------------    -------------

NET OPERATING LOSS                                    (407,463)        (517,421)      (1,075,513)      (3,319,576)

OTHER EXPENSE
  Interest expense                                      (2,042)                           (2,072)
                                                 -------------    -------------    -------------    -------------
         Total Other Expense                            (2,042)                           (2,072)
                                                 -------------    -------------    -------------    -------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM               (409,505)        (517,421)      (1,077,585)      (3,319,576)

EXTRAORDINARY ITEM
  Forgiveness of debt (net of income taxes)            638,291                           638,291
                                                 -------------    -------------    -------------    -------------

NET INCOME (LOSS)                                $    (228,786)   $    (517,421)   $    (439,294)   $  (3,319,576)
                                                 =============    =============    =============    =============

NET LOSS PER SHARE OF COMMON STOCK               $        (.00)   $        (.00)   $        (.00)   $        (.01)
                                                 =============    =============    =============    =============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                               798,114,518      634,951,712      790,978,509      597,039,441
                                                 =============    =============    =============    =============

                 See accompanying notes to financial statements.

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                            For the Nine Months Ended
                                                                  September 30,
                                                            ------------------------
                                                               2005          2004
                                                            ---------    -----------
                                                                          Restated
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                  $(439,294)   $(3,319,576)
  Stock issued for services                                   183,165      2,320,317
  Depreciation expense                                            838            195
  Forgiveness of debt income                                 (638,291)
  Changes in assets and liabilities:
    Decrease (increase) in accounts receivable                    306         (1,008)
    (Increase) decrease in inventory                           (1,014)        56,060
    Increase in prepaid expenses                               (5,000)        (1,520)
    Increase in other assets                                                 172,000
    Increase (decrease) in accounts payable                    18,216        (45,551)
    Increase in accrued expenses                              175,162        364,260
    Increase in accrued expenses - stockholders               242,357        146,060
                                                            ---------    -----------
      Net cash used in operating activities                  (463,555)      (308,763)

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for office equipment                                              (3,353)
  Cash paid for intangible assets                              (5,579)
  Due from related parties                                     (6,250)        11,738
                                                            ---------    -----------
      Net cash (used in) provided by investing activities     (11,829)         8,385

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in bank overdraft                                    3,035          7,071
  Cash acquired in acquisition of subsidiary                                     100
  Loans payable - stockholders' - net                          83,759        (31,093)
  Proceeds from due to related company                                         4,037
  Increase in deposits                                         96,625         10,000
  Proceeds from issuance of common stock                      291,480         45,244
                                                            ---------    -----------

      Net cash provided by financing activities               474,899         35,359
                                                            ---------    -----------

      Net increase (decrease) in cash                            (485)      (265,019)

CASH AT BEGINNING OF PERIOD                                     1,045        265,858
                                                            ---------    -----------

CASH AT END OF PERIOD                                       $     560    $       839
                                                            =========    ===========

                 See accompanying notes to financial statements.

              ADVANCED PLANT PHARMACEUTICALS, INC AND SUBSIDIARIES.

                                                                           For the Nine Months Ended
                                                                                 September 30,
                                                                            -----------------------
                                                                               2005         2004
                                                                            ---------   -----------
                                                                                         Restated
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  NON-CASH INVESTING AND FINANCING ACTIVITIES

    Issuance of common stock for services                                   $ 183,165   $ 2,320,317

    Issuance of preferred stock in payment of loans payable
      to stockholders                                                          10,000

    Issuance of preferred stock in payment of accrued expenses
      to stockholders                                                          10,000

    Issuance of common stock in payment of accrued expenses                    16,500

    Purchase of intangible assets for loan payable to stockholder              19,000

    Issuance of common stock in payment of loan payable
      to stockholder                                                                        500,000

    Assets acquired and liabilities assumed in acquisition of subsidiary:

      Cash acquired                                                                             100
      Goodwill                                                                                9,041
      Accrued expenses                                                                       (8,251)
      Loans payable - stockholders                                                             (890)

                See accompanying notes to financial statements.

              ADVANCED PLANT PHARMACEUTICALS, INC AND SUBSIDIARIES.

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE A - CONDENSED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosure, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed and omitted. The results of operations for the nine months ended September 30, 2005 are not indicative of the results of operations for the year ended December 31, 2005. The condensed financial statements should be read in conjunction with the Company's financial statements included in its annual Form 10 KSB for the year ended December 31, 2004.

NOTE B - STOCK WARRANTS

At September 30, 2005, the Company had outstanding warrants to purchase 7,000,000 shares of the Company's common stock at a price of $.03 per share. The warrants are exercisable and expire at various dates through 2007.

NOTE C - COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with three employees, and a consulting contract with a key consultant, who are also stockholders of the Company. At September 30, 2005, the Company has a total liability for accrued salaries and consulting expense to stockholders of $809,800. There could be certain payroll tax liabilities owed to the IRS on some of the payments for services to certain consultants that were paid in prior years, pursuant to these employment agreements.

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

On April 26, 2005, the Company issued 4,000,000 shares of its common stock under an S-8 filing with the Securities and Exchange Commission to consultants at $0.00345 per share. The aggregate remuneration of $13,800 has been treated as stock issued for marketing services and expensed in the current year.

              ADVANCED PLANT PHARMACEUTICALS, INC AND SUBSIDIARIES.

                               SEPTEMBER 30, 2005

NOTE D - RELATED PARTIES STOCK AND ASSET TRANSACTIONS (CONTINUED)

On April 26, 2005, the Company issued 5,000,000 shares of its common stock under an S-8 filing with the Securities and Exchange Commission at $0.00345 per share as payment for accounts payable in the amount of $16,500.

On July 5, 2005, the Company issued 1,000,000 shares of its common stock at $0.001872 for services. The aggregate remuneration of $1,872 has been treated as stock issued for marketing services and expensed in the current year.

NOTE E - FORGIVENESS OF DEBT

The Company obtained releases from numerous companies and individuals indicating that they were not owed any amounts from the Company. During the three and nine month periods ended September 30, 2005, the Company recognized Forgiveness of Debt income in the amount of $638,291 from writing off these liabilities.

NOTE F - GOING CONCERN

As reflected in the accompanying financial statements, the Company has current liabilities in excess of current assets of $3,246,533, resulting in negative working capital. Management is presently seeking to raise permanent equity capital in the capital markets to eliminate negative working capital and provide working capital. Failure to raise equity capital or secure some other form of long-term debt arrangement will cause the Company to further increase its negative working capital deficit. However, there are no assurances that the Company will succeed in obtaining equity financing or some form of long-term debt instrument.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2004

REVENUES

Revenues generated during the nine months ended September 30, 2005, aggregated $7,387, as compared to $52,532 for the nine months ended September 30, 2004. The decrease of $42,145 in revenues from the comparable period in the prior year is primarily due to less purchases by our exclusive distributors.

COSTS OF GOODS SOLD

Cost of Goods Sold for the nine months ended September 30, 2005, aggregated $1,948 as compared to $30,978 for the nine months ended September 30, 2004. The decrease of $29,030 for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, was primarily due to the use of product in connection with clinical trials.

OPERATING EXPENSES

Operating Expenses incurred for the nine months ended September 30, 2005 aggregated $1,080,952 as compared to $3,341,130 for the nine months ended September 30, 2004, which is a decrease of $2,260,178. This decrease was the result of a decrease in stock issued for marketing services.

NET LOSS

The net loss was $439,294 for the nine months ended September 30, 2005, as compared to net loss of $3,319,576 for the nine months ended September 30, 2004, which represents an decrease in the net loss of $2,880,282. The reason for the decreased net loss is a result of the reasons described above.

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004.

REVENUES

Revenues generated during the three months ended September 30, 2005, aggregated $1,458, as compared to $3,557 for the three months ended September 30, 2004. The decrease of $2,099 in revenues from the comparable period in the prior year is primarily due to less purchases by our exclusive distributors.

COSTS OF GOODS SOLD

Cost of Goods Sold for the three months ended September 30, 2005, aggregated $122 as compared to $719 for the three months ended September 30, 2004. The $597 decrease for the three months ended September 30, 2005, was primarily due to decreased sales.

OPERATING EXPENSES

Operating Expenses incurred for the three months ended September 30, 2005, aggregated $408,799 as compared to $520,259 for three months ended September 30, 2004, which is a decrease of $111,460. This decrease was the result of a decrease in the amount of shares issue for marketing services.

NET LOSS

The net loss was $228,786 for the three months ended September 30, 2005, as compared to net loss of $517,421 for the three months ended September 30, 2004. The reason for the increased net loss is a result of the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, we had working capital deficit of $3,246,533 as compared with $3,288,393 at December 31, 2004. The decrease in the working capital deficit is primarily the result of a slight increase in prepaid expenses and a decrease in accrued expenses.

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

None.

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

Dated: November 21, 2005