Form 10KSB
period 2005-12-31
ADVANCED PLANT PHARMACEUTICALS INC
filed 2006-05-22
CIK 943535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON D.C.

                                   FORM 10-KSB

      |X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the
                                  Fiscal Year ended December 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to filed such reports), and (2) has been subject to such filing requirement for the past 90 days. |X| ] Yes |_| No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form-KSB. |X|

State issuer's revenues for its most recent reporting period (Fiscal year)....$11,577

Aggregate market value of the voting stock held by non-affiliates of the registrant at May 16, 2006, was approximately $1,209,852. As at May 12, 2006 the number of shares issued and outstanding was 798,157,996. The closing price of the common stock at that date was $0.0016.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) |_| Yes |X| No

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                               Form 10-KSB - Index

                   For the Fiscal Year Ended December 31, 2005
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

There were no matters submitted to a vote of shareholders during the fourth quarter of 2005.

                                    PART II

ITEM 5. MARKET OF REGISTRANT'S SECURITIES AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's Common Stock is traded under the symbol "APPI" on the Over the Counter Bulletin Board.

The Company, at May 16, 2006, had 798,157,996 shares issued and outstanding. During the fiscal years of 2004 and 2005, the price of the shares of Common Stock of the Company reached the following high and low for each quarter.

                                   ENDED BID PRICES
CALENDAR QUARTER                   HIGH         LOW

FISCAL YEAR 2004
March 31, 2004                    $.0400       $.0200
June 30, 2004                     $.0200       $.0100
September 30, 2004                $.0100       $.0100
December 31, 2004                 $.0100       $.0050

FISCAL YEAR 2005
March 31, 2005                    $.0100       $.0030
June 30, 2005                     $.006        $.003
September 30, 2005                $.002        $.001
December 31, 2005                 $.002        $.001

THE HOLDERS

As of May 15, 2006, there were approximately 320 record holders of our common stock. To the best of our knowledge, such figure does not take into account those stockholders whose certificates are held in the name of broker-dealers or other nominees. We believe that there are more beneficial owners of our common stock, most of whose shares are held in street name.

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

On February 1, 2005, the Company issued 1,250,000 shares of preferred stock to each David Lieberman and CJ Lieberman for services rendered to the Company.

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

RESULTS OF OPERATIONS RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

Revenues for the year ended December 31, 2005 were $11,577 as compared to $54,964 for the year ended December 31, 2004, which represents a decrease of $43,387. This decrease in revenues from the prior year is primarily due a decrease in marketing due to the lack of funding.

COSTS AND EXPENSES

Cost and expenses for the year ended December 31, 2005 were $5,590,232 as compared to $3,779,562 for the year ended December 31, 2004, an increase of $1,810,670. This increase was primarily due to an increase in the issuance of stock for services which was off set by an increase in cost of good sold, selling general and administrative expenses and an impairment loss.

NET LOSS AND NET LOSS PER SHARE

Our net loss and net loss per share was $4,940,394 and $0.01 for the year ended December 31, 2005, as compared to $3,721,598 and $0.01 for the year ended December 31, 2004, an increase of $1,218,796. This increase was due primarily to an increase in the issuance of stock for services.

OTHER MATTERS

We do not anticipate any material capital expenditures and believe that any such expenditures will be in the natural course of our business. We do not have any significant elements of income or loss that do not arise from our continuing operations and our business is not seasonal. We believe that the impact of inflation on our operations since our inception has not been material.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005, we had working capital deficiency of $3,282,188 as compared with $3,288,393 at December 31, 2004, which has relatively stayed unchanged.

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

During the last two fiscal years ended December 31, 2003 and December 31, 2002 and through September 15, 2004, (i) there were no disagreements betweenthe Company and Livingston on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Livingston would have caused Livingston to make reference to the matter in its reports on the Company's financial statements,
(ii) Livingston's reports on the Company's financial statements included an explanatory paragraph wherein they expressed substantial doubt about the Company's ability to continue as a going concern, and (iii) Livingston's reports on the Company's financial statements did not contain an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles. During the two most recent fiscal years ended December 31, 2003, there were no reportable events as the term described in Item 304(a)(1)(v) of Regulation S-K.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table summarizes all compensation paid by us with respect to the fiscal year ended December 31, 2005 paid by us to our President, and all other executive officers whose total cash compensation exceeded $100,000 in the fiscal year ended December 31, 2005 (collectively, the "Named Executive Officers").

TABLE
                                                                                    OTHER ANNUAL
NAME AND PRINCIPAL POSITION                 YEAR     SALARY ($)   COMPENSATION($)    OPTIONS(#)
--------------------------------            ----     ------------ ---------------   -----------
David Lieberman                             2005     $ 56,000 (1)
  Chief Executive Officer                   2004     $ 56,000 (1)
                                            2003     $ 56,000 (1)

(1) All has been accrued but not paid.

EMPLOYMENT AND OTHER AGREEMENTS

The Company entered into an letter agreement with Mr. David Lieberman as the Company's president in January 2003. The employment agreement provided for employment on a full-time basis and contains a provision that Mr. David Lieberman will not compete or engage in a business competitive with our current or anticipated business until the expiration of his agreement. Pursuant to the agreement, we are obligated to pay Mr. David Lieberman a base salary of $56,000 per annum plus expenses for 2003. Mr. Lieberman's base salary returned to $135,000 in January 2004.

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

Name and Address                        Amount and Nature
of Beneficial                       of Beneficial Ownership                    Percent of Class
Owner                            Common(3)             Preferred(2)(3)     Common(4)        Preferred(5)
--------------------------   -------------------       ------------        ------       ---------------
David Lieberman (1)           42,000,000                  2,500,000         *                   50%
C.J. Lieberman                25,000,000                  2,500,000         *                   50%

All Executive Officers        42,000,000                                    *
and Directors as a Group
(1 person)

* Less than one percent

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

4. The foregoing table is based upon 798,157,996 shares of common stock outstanding as of May 15, 2006, assuming no other changes in the beneficial ownership of the our securities.

5. The foregoing table is based upon 5,000,000 shares of preferred stock outstanding as of May 15, 2006, assuming no other changes in the beneficial ownership of the our securities.

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

Upon the resignation of C.J. Lieberman (the Related Consultant) as President in 1996, the Company retained him as a consultant. His current consultant's agreement, dated June 10, 1999, provides for monthly consulting fees of $9,000 ($108,000 annually), reimbursement of all direct expenses incurred while providing services to the Company and a five-year option to purchase 750,000 shares of the Company's common stock at an exercise price of $.02 per share. These options expired in June 2004. In addition to the $108,000 consulting expense pursuant to the consulting contract, the Related Consultant received $26,500,000 and 71,500,000 shares of common stock in payment for services rendered valued at $540,500 and $1,835,000 during the years ended December 31, 2004 and 2003, respectively. The balance due the Related Consultant at December 31, 2004 was $73,600. There was no balance due at December 31, 2003.

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

(1) Filed as an exhibit to the Form 10-KSB filed on April 14, 2004.. (2) Filed as exhibits to Form 10-SB, dated, July 23, 1999, as amended from time to time

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

-----------------------------------------------------------------
      1            2            3            4            5
-----------------------------------------------------------------
FISCAL YEAR                AUDIT-RELATED               ALL OTHER
ENDING        AUDIT FEES   FEES           TAX FEES     FEES
-----------------------------------------------------------------
YEAR ENDED
DECEMBER 31,
2005           $17,500         --           --           --
-----------------------------------------------------------------
YEAR ENDED
DECEMBER 31,   $17,500         --           --           --
2004
-----------------------------------------------------------------

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

Date:     May 19, 2006       By: /s/ David Lieberman
                                --------------------
                                David Lieberman
                                Chief Executive Officer, President
                                and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

DATE                              SIGNATURE / TITLE

Date:       May 19, 2006        By: /s/ David Lieberman
                                   --------------------
                                   David Lieberman
                                   Sole Director

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                          AUDITED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

Item 7. Financial Statements

                                Table of Contents

Reports of Independent Registered Public Accounting Firm                     F-1

Consolidated Balance Sheets                                                  F-2

 Consolidated Statements of Operations                                       F-3

Consolidated Statements of Cash Flows                                        F-4

Consolidated Statement of Stockholders' Deficiency                           F-6

Notes to Financial Statements                                                F-8

                              MEYLER & COMPANY, LLC
                          CERTIFIED PUBLIC ACCOUNTANTS
                                  ONE ARIN PARK
                                 1715 HIGHWAY 35
                              MIDDLETOWN, NJ 07748

             Report of Independent Registered Public Accounting Firm

Board of Directors
Advanced Plant Pharmaceuticals, Inc.
New York, NY

We have audited the accompanying consolidated balance sheets of Advanced Plant Pharmaceuticals, Inc. and Subsidiaries (a Delaware corporation) as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has negative working capital of $3,282,188, an accumulated deficit of $23,274,395, and there are existing uncertain conditions which the company faces relative to its obtaining capital in the equity markets. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

See also Notes D and F regarding significant related party stock transactions for services rendered to the Company and stock issued in 2005 and 2004.

                                                  Meyler & Company, LLC

Middletown, NJ
May 16, 2006

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                    December 31,
                                                               2005            2004
                                                           ------------    ------------
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                $     11,688    $      1,045
  Accounts receivable                                             1,188             306
  Prepaid expenses - stockholders                                31,550
                                                           ------------    ------------
      Total Current Assets                                       44,426           1,351

OFFICE EQUIPMENT, net of accumulated
  depreciation of $2,942 and $1,824 at
  December 31, 2005 and 2004, respectively                        1,411           2,529
OTHER ASSETS
  Goodwill                                                       10,406          10,406
  Due from related companies                                      9,000
  Other assets                                                    7,144           7,144
                                                           ------------    ------------
                                                                 26,550          17,550
                                                           ------------    ------------
          Total Assets                                     $     72,387    $     21,430
                                                           ============    ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Bank overdraft                                           $      7,977    $      5,111
  Accounts payable                                              184,072         167,108
  Accrued expenses                                              229,794         568,983
  Accrued expenses - stockholders                             1,220,481         901,246
    Due to distributor                                          103,500
    Due to stockholder - asset acquisition                    1,315,000       1,315,000
  Loans payable - stockholders                                  369,290         228,796
                                                           ------------    ------------
      Total Current Liabilities                               3,326,614       3,289,744

DEFERRED CREDIT                                               4,776,409

STOCKHOLDERS' DEFICIENCY
  Preferred stock, authorized 10,000,000 shares;
    $0.0007 par value; 5,000,000 and 2,500,000
    shares issued and outstanding at December 31,
    2005 and 2004, respectively                                   3,500           1,750
  Common stock, authorized 880,000,000 shares; $0.0007
    par value; 798,157,996 and 748,157,996 shares
    issued and outstanding at December 31, 2005 and
    2004, respectively                                          558,711         523,711
   Additional paid-in capital                                14,681,548      14,540,226
   Accumulated deficit                                      (23,274,395)    (18,334,001)
                                                           ------------    ------------
    Total Stockholders' Deficiency                           (8,030,636)     (3,268,314)
                                                           ------------    ------------
          Total Liabilities and Stockholders' Deficiency   $     72,387    $     21,430
                                                           ============    ============

                 See accompanying notes to financial statements.

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                For the Years Ended December 31,
                                                      2005             2004
                                                 -------------    -------------

REVENUE - SALES                                  $      11,577    $      54,964

COSTS AND EXPENSES
  Cost of goods sold                                     4,313          104,999
  Salaries and consulting fees - stockholders          881,638        2,747,550
  Selling, general and administrative expenses       4,683,143          497,829
  Loss on impairment of assets                          20,020          428,360
  Depreciation                                           1,118              824
                                                 -------------    -------------
      Total Costs and Expenses                       5,590,232        3,779,562
                                                 -------------    -------------

NET OPERATING LOSS                                  (5,578,655)      (3,724,598)

OTHER INCOME (EXPENSE)
  Miscellaneous income                                   3,000
  Interest expense                                         (30)
                                                 -------------    -------------

                                                           (30)           3,000
                                                 -------------    -------------

LOSS BEFORE EXTRAORDINARY ITEM                      (5,578,685)      (3,721,598)

EXTRAORDINARY ITEM:
  Forgiveness of debt, net                             638,291
                                                 -------------    -------------

NET LOSS                                         $  (4,940,394)   $  (3,721,598)
                                                 =============    =============

NET LOSS PER SHARE OF COMMON STOCK
  (basic and fully diluted)                      $        (.01)   $        (.01)
                                                 =============    =============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING (basic and fully diluted)     792,788,133      655,309,320
                                                 =============    =============

                 See accompanying notes to financial statements.

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         For the Years Ended December 31,
                                                               2005           2004
                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                $ (4,940,394)   $ (3,721,598)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Stock based compensation                                 4,226,013       2,460,717
    Depreciation expense                                         1,118             824
    Provision for loss on impairment of assets                  20,020         428,360
    Forgiveness of debt income                                (638,291)
  Changes in assets and liabilities:
    Increase in accounts receivable                               (882)           (306)

    Decrease in inventory                                                      130,081
    Increase in prepaid expenses - stockholders                (31,550)
    (Increase) decrease in due from related companies           (9,000)         11,738
    Decrease in other assets                                                    22,000
    Increase (decrease) in accounts payable                     75,395         (64,023)
    Increase in accrued expenses                               153,671          30,849

    Increase in accrued expenses - stockholders                329,235         332,064
                                                          ------------    ------------
      Net cash used in operating activities                   (814,665)       (369,294)

CASH FLOWS FROM INVESTING ACTIVITIES

  Payments for office equipment                                                 (3,353)

  Payment for intangible asset                                  (1,020)
                                                          ------------    ------------
      Net cash used in investing activities                     (1,020)         (3,353)

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                                 2,866           5,111
  Cash acquired in acquisition of subsidiaries                                     100
  Proceeds from loans payable -  stockholders'                 161,294          17,623
  Payments on loans payable - stockholders'                    (29,800)
  Proceeds from issuance of common stock                       691,968          85,000
                                                          ------------    ------------
      Net cash provided by financing activities                826,328         107,834
                                                          ------------    ------------

      Net increase (decrease) in cash                           10,643        (264,813)

CASH AT BEGINNING OF PERIOD                                      1,045         265,858
                                                          ------------    ------------

CASH AT END OF PERIOD                                     $     11,688    $      1,045
                                                          ============    ============

                 See accompanying notes to financial statements.

              ADVANCED PLANT PHARMACEUTICALS, INC AND SUBSIDIARIES.

                                                                           For the Years Ended December 31,
                                                                                  2005           2004
                                                                              -----------    -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   nterest paid                                                               $        30

  NON-CASH INVESTING AND FINANCING ACTIVITIES

    Issuance of common stock as compensation                                    3,656,357    $ 2,460,717

    Fair market value of Mazal stock options granted recorded
      as compensation expense and deferred credit                                 569,656

    Issuance of common stock in payment of loans payable
      to stockholders                                                                            500,000

    Issuance of common stock for payment of accrued expenses                       16,500         20,000

    Cancellation of common stock upon termination of
      prepaid consulting agreement                                                               150,000

    Issuance of common stock for intangible assets (technology rights)             19,000

    Issuance of preferred stock for payment of loans payable to
      stockholder                                                                  10,000

    Issuance of preferred stock for payment of accrued expense -
      stockholder                                                                  10,000

    Issuance of Mazal common stock classified as a deferred credit              4,206,753

    Assets acquired and liabilities assumed in acquisition of subsidiaries:

      Cash acquired                                                                                  100
      Goodwill                                                                                    10,406
      Accrued expenses                                                                            (9,616)
      Loans payable - stockholders                                                                  (890)

                 See accompanying notes to financial statements.

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                 For the Years Ended December 31, 2005 and 2004

                                                 Preferred  Stock            Common Stock                 Additional
                                          ---------------------------  -----------------------------     Contributed
                                             Shares         Amount         Shares          Amount         Capital
                                         -------------  -------------  -------------   -------------   -------------
Balance December 31, 2003                    2,500,000  $       1,750    536,665,632   $     375,666   $  11,772,554
Adjust opening balance for new
   reserved shares on old unexchanged
   shares                                                                     25,698              18             (18)
Common stock issued January 22, 2004
   for services at $0.027                                                 29,200,000          20,440         767,960
Common stock issued March 1, 2004
   for services at $0.02                                                  64,050,000          44,835       1,236,165
Common stock issued March 1, 2004
   for cash at $0.02                                                       3,000,000           2,100          57,900
Common stock issued March 1, 2004
   for loan payable at $0.02                                              25,000,000          17,500         482,500
Common stock issued April 20, 2004
   for services at $0.02                                                     800,000             560          15,440
Consulting Solutions Group-Cancellation
   April 20, 2004                                                         (5,000,000)         (3,500)       (146,500)
Common stock issued June 4, 2004
   for services at $0.01                                                   5,666,666           3,967          52,700
Common stock issued June 4, 2004
   for accrued expenses at $0.01                                           2,000,000           1,400          18,600
Common stock issued July 23, 2004
   for services at $0.01                                                   1,500,000           1,050          13,950
Common stock issued July 23, 2004
   for cash at $0.01                                                       1,000,000             700           9,300
Common stock issued July 26, 2004
   for services at $0.005                                                  6,250,000           4,375          26,875
Common stock issued August 30, 2004
   for cash at $0.005                                                      3,000,000           2,100          12,900
Common stock issued September 23, 2004
   for services at $0.0045                                                 8,000,000           5,600          30,400
Common stock issued October 15, 2004
   for services at $0.0045                                                25,000,000          17,500          95,000
Common stock issued December 21, 2004
   for services at $0.0032                                                 7,000,000           4,900          17,500
Common stock issued December 28, 2004
   for services at $0.0029                                                35,000,000          24,500          77,000
Net loss for the year ended
     December 31, 2004
                                         -------------  -------------  -------------   -------------   -------------
Balance December 31, 2004                    2,500,000  $       1,750    748,157,996   $     523,711   $  14,540,226

                                                           Total
                                        Accumulated     Stockholders'
                                           Deficit       Deficiency
                                        -------------   -------------
Balance December 31, 2003               $ (14,612,403)  $  (2,462,433)
Adjust opening balance for new
   reserved shares on old unexchanged
   shares
Common stock issued January 22, 2004
   for services at $0.027                                     788,400
Common stock issued March 1, 2004
   for services at $0.02                                    1,281,000
Common stock issued March 1, 2004
   for cash at $0.02                                           60,000
Common stock issued March 1, 2004
   for loan payable at $0.02                                  500,000
Common stock issued April 20, 2004
   for services at $0.02                                       16,000
Consulting Solutions Group-Cancellation
   April 20, 2004                                            (150,000)
Common stock issued June 4, 2004
   for services at $0.01                                       56,667
Common stock issued June 4, 2004
   for accrued expenses at $0.01                               20,000
Common stock issued July 23, 2004
   for services at $0.01                                       15,000
Common stock issued July 23, 2004
   for cash at $0.01                                           10,000
Common stock issued July 26, 2004
   for services at $0.005                                      31,250
Common stock issued August 30, 2004
   for cash at $0.005                                          15,000
Common stock issued September 23, 2004
   for services at $0.0045                                     36,000
Common stock issued October 15, 2004
   for services at $0.0045                                    112,500
Common stock issued December 21, 2004
   for services at $0.0032                                     22,400
Common stock issued December 28, 2004
   for services at $0.0029                                    101,500
Net loss for the year ended
     December 31, 2004                     (3,721,598)     (3,721,598)
                                        -------------   -------------
Balance December 31, 2004               $ (18,334,001)  $  (3,268,314)

                 See accompanying notes to financial statements.

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                 For the Years Ended December 31, 2005 and 2004

                                              Preferred  Stock                  Common Stock        Additional
                                         ---------------------------   --------------------------  Contributed   Accumulated
                                             Shares        Amount         Shares         Amount      Capital       Deficit
                                         ------------   ------------   ------------  ------------  ------------  ------------
Balance, December 31, 2004                  2,500,000   $      1,750    748,157,996  $    523,711  $ 14,540,226  $(18,334,001)
Common stock issued January 18, 2005
   for services at $0.00355                                              30,000,000         21,000         85,500
Common stock issued January 24, 2005
   for cash at $0.002                                                    10,000,000          7,000         13,000
Preferred stock issued February 1, 2005
   for accrued expenses at $0.008           1,250,000            875                                        9,125
Preferred stock issued February 1, 2005
   for loan payable at $0.008               1,250,000            875                                        9,125
Common stock issued April 26, 2005
   for services at $0.0033                                                4,000,000          2,800         10,400
Common stock issued April 26, 2005
   for accrued expenses at $0.0033                                        5,000,000          3,500         13,000
Common stock issued July 5, 2005
   for services at $0.001872                                              1,000,000            700          1,172
Net loss for the Year Ended
   December 31, 2005                                                                                               (4,940,394)
                                         ------------   ------------   ------------  ------------  ------------  ------------
Balance, December 31, 2005                  5,000,000   $      3,500    798,157,996  $    558,711  $ 14,681,548  $(23,274,395)
                                         ============   ============   ============  ============  ============  ============

                                           Total
                                        Stockholders'
                                         Deficiency
                                        ------------
Balance, December 31, 2004              $ (3,268,314)
Common stock issued January 18, 2005
   for services at $0.00355                  106,500
Common stock issued January 24, 2005
   for cash at $0.002                         20,000
Preferred stock issued February 1, 2005
   for accrued expenses at $0.008             10,000
Preferred stock issued February 1, 2005
   for loan payable at $0.008                 10,000
Common stock issued April 26, 2005
   for services at $0.0033                    13,200
Common stock issued April 26, 2005
   for accrued expenses at $0.0033            16,500
Common stock issued July 5, 2005
   for services at $0.001872                   1,872
Net loss for the Year Ended
   December 31, 2005                      (4,940,394)
                                        ------------
Balance, December 31, 2005              $ (8,030,636)
                                        ============


                 See accompanying notes to financial statements.

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005

NOTE A - PRINCIPLES OF CONSOLIDATION AND NATURE OF BUSINESS

           The consolidated financial statements include the accounts of Advanced Plant Pharmaceuticals, Inc. ("APPI") and its majority owned subsidiaries, Amazing Nutritionals, Inc. ("Amazing") acquired in January 2005, and Mazal Plant Pharmaceuticals, Inc. ("Mazal") acquired in December 2005. The Company focuses on the sale of plant based dietary health supplements. The Company owns the rights to a thirteen step manufacturing process which utilizes whole plants to manufacture all natural dietary supplements. The Company intends to use this process to manufacture products for distribution worldwide. APPI was incorporated in November 1994 and had devoted most of its efforts since inception to 1999 conducting research and development, acquiring agreements to the rights of the thirteen step process, and one major sinus product. The Company's products are available for sale to retail stores and its operations are located in Long Island, New York and its corporate offices are located in New York City.

           Going Concern Uncertainty and Management's Plans

As reflected in the accompanying financial statements, the Company has current liabilities in excess of current assets of $3,282,188, resulting in negative working capital and an accumulated deficit of $23,274,395. Management is presently seeking to raise permanent equity capital in the capital markets to eliminate negative working capital and provide working capital. Failure to raise equity capital or secure some other form of long-term debt arrangement will cause the Company to further increase its negative working capital deficit and could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Cash and Cash Equivalents

            The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. There are no cash equivalents at December 31, 2005 and 2004.

            Income Taxes

            The Company follows Financial Accounting Statement No. 109 (SFAS No.
            109). Under this method, the Company recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements. The principal types of differences, which are measured at the current tax rates, are net operating loss carry forwards. SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

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

           Inventories

           Inventories are stated at the lower of cost or market on the first-in, first-out ("FIFO") basis. There was no inventory at December 31, 2005 and 2004..

           Office Equipment and Depreciation

           Office equipment is stated at cost and is depreciated using the straight line method over the estimated useful lives of the respective assets which is three years. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. When office equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations.

           Stock-Based Compensation

           SFAS No. 123, "Accounting for Stock-Based Compensation" prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires employee compensation expense to be recorded (1) using the fair value method or (2) using the intrinsic value method as prescribed by accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

           Stock-Based Compensation (Continued)

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

            Research and Development Costs

            Research and development costs are expensed as incurred. Total research and development expenditures for the years ended December 31, 2005 and 2004 amounted to $1,000 and $149,419, respectively.

            Impairment of Long-Lived Assets

            The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeded the fair value of the assets.

            Recent Accounting Pronouncements

            In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 151 (SFAS
            151), "Inventory Costs." SFAS 151 amends the guidance in APB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criteria of "so abnormal." In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for financial statements issued for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material effect on the Company's financial position or results of operations.

            In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (SFAS 153), "Exchanges of Non-monetary Assets." SFAS 153 amends the guidance in APB No. 29, "Accounting for Non-monetary Assets." APB No.29 was based on the principle that exchanges of non-monetary assets should be measured on the fair value of the assets exchanged. SFAS 153 amends APB No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 151 is effective for financial statements issued for fiscal years beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material effect on the Company's financial position or results of operations.

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Recent Accounting Pronouncements (Continued)

            In December 2004, the FASB revised Statement of Financial Accounting Standards No. 123 (SFAS 123(R)), "Accounting for Stock-Based Compensation." The SFAS 123(R) revision established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It does not change the accounting guidance for share-based payment transactions with parties other than employees. For public entities that file as small business issuers, the revisions to SFAS 123(R) are effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of SFAS 123(R) is not expected to have a material effect on the Company's financial position or results of operations.

            In May 2005, the FASB issued SFAS no. 154, "Accounting Changes and Error Corrections ("SFAS No. 154") which replaces APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of ABP Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, this statement requires "retrospective application" of the direct effect for a voluntary change in accounting principle to prior periods' financial statements, if it is practical to do so. SFAS No. 154 also strictly defines the term "restatement" to mean the correction of an error revising previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and are required to be adopted by the Company in the first quarter of fiscal year 2006. Although we will continue to evaluate the application of SFAS No. 154, management does not anticipate that adoption will have a material impact on our results of operations, financial position or cash flows.

NOTE C - ACQUISITIONS

            In January 2005, the Company acquired a 44% interest in Amazing Nutritionals, Inc., (Amazing") a development stage company, whereby APPI sold Amazing all of the rights, title, patents, trademarks, processes and related items of LHM123, which is a natural composition for the treatment of senile dementias, in consideration for 3,300,000 shares of Amazing's common stock.

            In December 2005, the Company acquired a 99% interest in Mazal Plant Pharmaceuticals, Inc., a development stage company, whereby APPI sold Mazal all of its rights relating to or connected with developing, manufacturing and distributing of three of its products, plant based compositions designed to treat elevated cholesterol, leukemia and Alzheimer's disease, in consideration for 7,000,000 shares of Mazal's common stock and an amount due from Mazal of $50,000.

           The allocation of the purchase price for these acquisitions was as follows:
           Sale of technology rights                    $3,300        $      700
                                                        ======        ==========

                  Fair value of net assets acquired:     Amazing          Mazal
                                                         -------       --------

            Cash                                         $   100
            Intangible assets (Technology rights)          3,300       $ 50,700
            Goodwill                                       9,041          1,365
            Accrued expenses                              (2,224)          (634)
            Due to related company                        (6,027)       (50,731)
            Due to shareholder                              (890)
                                                        --------     ----------
                                                          $3,300     $      700
                                                        ========     ==========

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005

NOTE D - COMMON STOCK

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

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005

NOTE D - COMMON STOCK (CONTINUED)

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

           On January 18, 2005, the Company issued 30,000,000 shares of its common stock under an S-8 filing with the Securities and Exchange Commission to consultants at $0.00355 per share. The aggregate remuneration of $106,500 has been treated as stock based compensation and expensed in the current year.

           In connection with a private placement, on January 24, 2005 the Company issued 10,000,000 shares of its common stock at $0.002 per share realizing $20,000.

           On February 1, 2005, the Company issued 1,250,000 shares of its preferred stock at $0.008 per share as payment of $10,000 against accrued expenses - stockholders.

           On February 1, 2005, the Company issued 1,250,000 shares of its preferred stock at $0.008 per share as payment of $10,000 against loan payable - stockholders.

           On April 26, 2005, the Company issued 4,000,000 shares of its common stock under an S-8 filing with the Securities and Exchange Commission to consultants at $0.0033 per share. The aggregate remuneration of $13,200 has been treated as stock based compensation and expensed in the current year.

           On April 26, 2005, the Company issued 5,000,000 shares of its common stock at $0.0033 per share as payment of $16,500 against accrued expenses.

           On July 5, 2005, the Company issued 1,000,000 shares of its common stock to consultants at $0.001872 per share. The aggregate remuneration of $1,872 has been treated as stock based compensation and expensed in the current year.

NOTE E - OFFICE EQUIPMENT

           Office equipment is comprised of the following:

                                                    December 31,
                                                 2005           2004
                                              ---------        ----------
 Computer equipment                           $4,353            $4,353
 Less accumulated depreciation                (2,942)           (1,824)
                                             -------           -------
 Office equipment, net                        $1,411            $2,529
                                              ======            ====== ==

           Depreciation expense for the years ended December 31, 2005 and 2004 amounted to $1,118 and $824, respectively.

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005

NOTE F - RELATED PARTY TRANSACTIONS

           At various dates throughout 2005 and 2004, the sole designated director of the Company, Mr. David Lieberman, ("Director") authorized the issuance of 35,000,000 and 182,466,666 shares of the Company's common stock for consulting services, which is approximately 4% and 24% of the outstanding common stock of the Company at December 31, 2005 and 2004, respectively. Management and the Director issued this stock to various consultants for professional services rendered to the Company during 2005 and 2004 and prior years. Of this total, 174,450,000 was issued to related party consultants in 2004. No shares were issued to related party consultants in 2005. The total consulting expense was $2,357,050 to related parties, and included in the accompanying statement of operations for the year ended December 31, 2004, in the caption "Salaries and consulting fees - stockholders". The value of the consulting services was determined by management based on the market quoted value of the stock as traded on the NASDAQ, Over the Counter Bulletin Board, at the time of each board resolution issuing the stock.

           Due to Stockholder - Asset Acquisition

           On July 16, 1999, the Company entered into a Technology Purchase Agreement ("agreement") with a related consultant whereby the Company acquired exclusive rights and interests to a thirteen-step manufacturing process, which utilizes virtually all of the nutrients found in certain plants needed to manufacture herbal dietary health supplements. The purchase price to the related consultant was 18,000,000 shares of the Company's common stock, which was to be issued to him in two phases. In 2001, the agreement called for 12,000,000 shares of the Company's common stock to be issued at the first phase. As of December 31, 2005 and 2004, none of the stock related to this agreement had been issued. The Company, therefore, in 2000 accrued $1,440,000, which was managements' determination of the common stock value of the 12,000,000 shares at the time of the agreement. Due to the asset impairment discussed in Note G, no further liability was due at December 31, 2005 or 2004 as per management, and therefore no liability was recorded on the remaining value of the 6,000,000 shares due pursuant to the agreement. During 2003, the Company paid $125,000 towards the balance. At December 31, 2005 and 2004 the balance due was $1,315,000.

           In addition, the Company agreed to pay related consultant a royalty payment of $0.01 per bottle plus, 1% of the Company's suggested retail price of each bottle sold, plus 10% of the Company's net profits from the sale of products manufactured with the process. In the event the Company enters into an agreement with a third party for the sale of products manufactured with the process, the agreement must unconditionally provide for payment to the Company of not less than $20,000,000. Upon receipt of sale proceeds by the Company, the Company must issue to the related consultant 5,000,000 shares for each $20,000,000 paid to the Company, not to exceed 25,000,000 shares. Revenues to date have been insignificant and no payments or stock issuances to this related consultant have been made to date.

           Loans Payable and Accrued Expenses - Stockholders

           Loans payable - stockholders consists of unsecured, non-interest bearing short-term loans including cash for working capital and other expenses paid on behalf of the Company.

           Accrued expenses - stockholders consists of accrued salaries and consulting fees.

           Upon the resignation of C.J. Lieberman (the Related Consultant) as President in 1996, the Company retained him as a consultant. His current consultant's agreement dated June 10, 1999, provides for monthly consulting fees of $9,000, reimbursement of all direct expenses incurred while providing services to the Company and a five year option to purchase 750,000 shares of the Company's common

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005

NOTE F - RELATED PARTY TRANSACTIONS (CONTINUED)

           Loans Payable and Accrued Expenses - Stockholders (Continued)

           stock at an exercise price of $0.02 per share. These options expired in June 2004, see Note I. In addition to $108,000 consulting expense pursuant to the consulting contract, the Related Consultant received 26,500,000 shares of common stock in payment for services rendered valued at $540,500 during the year ended December 31, 2004. No shares of common stock were issued to this consultant for services in 2005. The balance due the Related Consultant at December 31, 2005 and 2004 was $153,900 and $73,600, respectively.

           CJ Lieberman also entered into an employment agreement with Mazal. The agreement had a monthly base of $4,000 which was increased to $5,500 and has additional incentive clauses for payment in Mazal common stock and salary increases. The agreement expires December 10, 2006. Salary expense amounted to $95,900 for the year ended December 31, 2005, and included monthly payments totaling $63,000 and 500,000 shares of Mazal common stock valued at $32,900. Prepaid expenses include $28,150 of salaries paid in advance to CJ Lieberman at December 31, 2005.

           The Director of the Company advanced to the Company cash and paid expenses on behalf of the Company. The Director has an employment agreement with the Company dated June 10, 1999, which provides for an annual base salary of $135,000, reimbursement of all direct expenses incurred while providing services to the Company and a five year option to purchase 750,000 shares of the Company's common stock at an exercise price of $0.01 per share. These options expired in June 2004, see Note I. The balance due the Director at December 31, 2005 and 2004 was $696,897 and $564,249, respectively.

           The Director also entered into an employment agreement with Mazal. The agreement has a monthly base salary of $2,000. The agreement expires December 10, 2006. Salary expense amounted to $24,000 for the year ended December 31, 2005. Accrued expenses - stockholders includes accrued salary of $9,000 at December 31, 2005.

           An officer of the Company has an employment agreement with the Company dated June 10, 1999, which provides for an annual base salary of $75,000 and a five year option to purchase 750,000 shares of the Company's common stock at an exercise price of $0.02 per share. These options expired in June 2004, see Note I. During 2004, The Company issued 1,000,000 shares of common stock to the officer valued at $10,000 as partial payment of accrued salaries. The balance due the Officer at December 31, 2005 and 2004 was $125,496 and $48,900,
           respectively.

           The above officer also entered into an employment agreement with Mazal. The agreement has an annual salary of $36,000 and expires January 2, 2007. Accrued expenses - stockholders includes accrued salary of $8,018 at December 31, 2005.

           During 2003, a stockholder loaned the Company $620,000 for working capital. During 2004, this stockholder loaned the Company $8,000 and the Company issued 25,000,000 shares of common stock to the stockholder to reduce the debt by $500,000. The balance due the stockholder at December 31, 2005 and 2004 was $128,000.

           On February 20, 2000, the Company entered into an asset purchase agreement with Dr. Leonard Bielroy (former Chairman of the Board of Directors of APPI who resigned in 2003) whereby the Company acquired the exclusive rights and interest to allergy and sinus formulations he developed ("Assets"). The purchase price included options to purchase 18,000,000 shares of the Company's common stock at an

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005

NOTE F - RELATED PARTY TRANSACTIONS (CONTINUED)

           Loans Payable and Accrued Expenses - Stockholders (Continued)

           aggregate exercise price of $180. The options were to be issued in two phases. The first phase was completed in 2000 and the options, for 12,000,000 shares of common stock, required to purchase the assets were issued in 2000. The fair value of the 12,000,000 shares, as determined by management, was $1,079,880 and is included in intangible assets.

           In addition, the Company agreed to pay Dr. Bielroy a royalty payment of $0.01 per bottle plus, 1% of the Company's suggested retail price of each product sold, plus 10% of the Company's net profits from the sale of products manufactured with these Assets. In the event the Company enters into an agreement with a third party for the sale of products manufactured with these assets, the agreement must unconditionally provide for payment of not less than $20,000,000 either in lump sum or over a period of four years. Upon receipt of the sale proceeds by the Company, the Company shall issue to Dr. Bielroy

           5,000,000 shares for each $20,000,000 paid to the Company, not to exceed 25,000,000 shares. During the years ended December 31, 2005 and 2004 royalty expense amounted to $31 and $64, respectively.

           On March 15, 2000, the Company entered into a consulting agreement with Dr. Bielroy whereby under the terms of the agreement, the Company is required to pay Dr. Bielroy certain monthly amounts, some contingent on the Company achieving specified net profit levels.

           During 2004, the Company paid down $20,000 of the liability due to Dr. Bielroy by issuing 2,000,000 shares of common stock. At December 31, 2005 and 2004 the balance due was $110,782 and $110,755, respectively.

           The President of Mazal entered into an employment agreement which had a monthly base salary of $4,000 which was increased to $5,500, and has additional incentive clauses for payment in Mazal common stock and salary increases. The agreement expires November 1, 2006. Salary expense amounted to $212,530 for the year ended December 31, 2005, and included monthly payments totaling $63,000 and 750,000 shares of Mazal common stock valued at $149,530. Accrued expenses - stockholders includes accrued salary of $13,000 at December 31, 2005.

           The Chief Financial Officer of Mazal entered into an employment agreement which had a monthly base of $2,900 and 75,000 shares of Mazal common stock upon signing the agreement. Salary expense amounted to $99,900 for the year ended December 31, 2005 and included monthly payments totaling $17,400 and 75,000 shares of Mazal common stock valued at $82,500. Prepaid expenses include $3,400 of prepaid salary payments at December 31, 2005.

           The Director of Regulatory and Clinical Operations of Mazal entered into an employment agreement with a monthly base of $2,200 which expires December 10, 2006. Salary expense for the year ended December 31, 2005 amounted to $59,800 and included monthly payments totaling $15,800 and 40,000 shares of Mazal common stock valued at $44,000. Accrued expenses - stockholders includes accrued salary of $2,200 at December 31, 2005.

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005

NOTE G - INTANGIBLE ASSETS/IMPAIRMENT LOSS

            Intangible assets consist of the following at December 31,

                                                    2005              2004
                                                -------------     -------------

                Technology rights                $  2,546,254     $  2,526,234
                Accumulated impairment loss          2,546,254        2,526,234
                                                 -------------    -------------

                                                 $         -      $        -
                                                 ============      ============

            Due to lack of sales in the five year period ending December 31, 2005, an impairment loss in the amount of $20,020 and $428,360 was recognized in the years ended December 31, 2005 and 2004, respectively.

NOTE H - RENT

           The Company maintains its corporate office in New York pursuant to an operating lease which expired October 30, 2005 and called for monthly lease payments of $2,156 plus $25 a month for garbage and 35% of the floors electricity cost. The Company is currently leasing the space on a month to month basis.

           Mazal maintains additional office space in Jerusalem, Israel pursuant to a one-year sub-lease expiring June 2006 at a monthly rate of $1,200.

           From January 2005 to May 2005, the Company rented office space in the home of the Company's President in the amount of $12,000.

           During 2005, the Company commenced sub-leasing part of its corporate office space in New York, on a month to month basis, to a related company for $750 per month. Sub-lease income amounting to $9,000 has been recorded as a reduction to rent expense during the year ended December 31, 2005.

           Rent expense for the years ended December 31, 2005 and 2004 amounted to $39,721 and $29,026, respectively.

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

           In electing to continue to follow APB No. 25 for expense recognition purposes, the Company is obliged to provide the expanded disclosures required under SFAS No. 123 for stock-based compensation granted, including if materially different from reported results, disclosure of pro forma net loss and loss per share had compensation expense relating to 2005 and 2004 grants been measured under the fair value recognition provision of SFAS No. 123.

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005

NOTE I - STOCK OPTIONS AND WARRANTS (CONTINUED)

           Stock Options (Continued)

           The following table summarizes transactions in stock options through December 31, 2005:

                                                                        Weighted                                Weighted
                                                                        Average                                Average
                                                                         Exercise        Options               Exercise
                                                   Options               Price           Exercisable               Price

           Balance at December 31, 2003         9,000,000             $    .01                  9,000,000        $.01
           Granted
           Exercised
           Cancelled                           (3,000,000)                  .02                (3,000,000)        .02
                                               -----------                                     -----------

           Balance at December 31, 2004         6,000,000                   .01                  6,000,000        .01
           Granted
           Exercised
           Cancelled                            (6,000,000)                  .01              (6,000,000)        .01
                                                -----------                                     -----------

           Balance at December 31, 2005                 -                                    -
                                                =================                          =================

           Stock Warrants

           The following table summarizes transactions in stock warrants through December 31, 2005:

                                                                Weighted                                   Weighted
                                                                    Average                                Average
                                                                     Exercise      Warrants           Exercise
                                                 Warrants            Price             Exercisable               Price

           Granted in 2005                        7,000,000           .03         7,000,000                   .03
           Exercised
           Cancelled
                                             -----------                     ----------------

           Balance at December 31, 2004         7,000,000             .03           7,000,000                   .03

           Granted
           Exercised
           Cancelled
                                              ------------                     ----------------

           Balance at December 31, 2005         7,000,000                .03           7,000,000                   .03
                                                =========                               =========

           As of December 31, 2005, there were 7,000,000 common stock warrants outstanding with a weighted average remaining life of 1.5 years and a weighted average price of $0.03.

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                                December 31, 2005

NOTE J -DEFERRED CREDIT

            The deferred credit of $4,776,409 results from the issuance of common stock by Mazal for cash and services. At December 31, 2005, Mazal has negative equity and therefore no minority interest will be reflected until Mazal has positive equity.

            Mazal stock issuances for the year ended December 31, 2005 are as follows:

            In March 2005, Mazal issued 50,000 shares of its common stock to its President at $0.001 per share. The aggregate remuneration of $50 has been treated as stock based compensation and expensed in the current year.

            In connection with a private placement on April 6, 2005, Mazal issued 50,000 shares of its common stock at $0.40 per share realizing $20,000.

            On April 19, 2005, Mazal issued 90,000 shares of its common stock to a consultant at $0.40 per share. The aggregate remuneration of $36,000 has been treated as stock based compensation and expensed in the current year.

            On June 6, 2005, Mazal issued 600,000 shares of its common stock to a consultant at $0.0658 per share. The aggregate remuneration of $39,480 has been treated as stock based compensation and expensed in the current year.

            In connection with a private placement on June 30, 2005, Mazal issued 3,800,000 shares of its common stock at $0.0658 per share realizing $250,000.

            On August 1, 2005, Mazal issued 600,000 shares of its common stock to its President at $0.0658 per share. The aggregate remuneration of $39,480 has been treated as stock based compensation and expensed in the current year.

            On August 1, 2005, Mazal issued 500,000 shares of its common stock to an employee and major stockholder and founder of the Company at $0.0658 per share. The aggregate remuneration of $32,900 has been treated as stock based compensation and expensed in the current year.

            In connection with a private placement on August 1, 2005, Mazal issued 120,000 shares of its common stock at $0.417 per share realizing $50,000.

            In September, 2005, Mazal issued 850,000 shares of its common stock to consultants at $0.417 per share. The aggregate remuneration of $354,450 has been treated as stock based compensation and expensed in the current year.

            In connection with a private placement on October 31, 2005, Mazal issued 1,200,000 shares of its common stock at $0.40 per share realizing $300,000. Mazal also issued options to purchase 1,000,000 shares of its common stock at an exercise price of $0.50 per share and are exercisable for three years. Stock based compensation of $569,656 has been recorded on the issuance of the options and expensed in the current year.

            On November 15, 2005, Mazal issued 800,000 shares of its common stock to a consultant at $1.03 per share. The aggregate remuneration of $824,000 has been treated as stock based compensation and expensed in the current year.

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005

NOTE J -DEFERRED CREDIT  (CONTINUED)

            On December 15, 2005, Mazal issued 149,500 shares of its common stock to a consultant at $1.15 per share. The aggregate remuneration of $171,925 has been treated as stock based compensation and expensed in the current year.

            On December 19, 2005, Mazal issued 75,000 shares of its common stock to its Chief Financial Officer at $1.10 per share. The aggregate remuneration of $82,500 has been treated as stock based compensation and expensed in the current year.

            On December 19, 2005, Mazal issued 100,000 shares of its common stock to its President at $1.10 per share. The aggregate remuneration of $110,000 has been treated as stock based compensation and expensed in the current year.

            On December 19, 2005, Mazal issued 40,000 shares of its common stock to an employee at $1.10 per share. The aggregate remuneration of $44,000 has been treated as stock based compensation and expensed in the current year.

            On December 19, 2005, Mazal issued 500,000 shares of its common stock to a consultant at $1.10 per share. The aggregate remuneration of $550,000 has been treated as stock based compensation and expensed in the current year.

            In connection with a private placement in December, 2005, Mazal issued 200,000 shares of its common stock at $0.40 per share realizing $50,000.

                  Stock Options

            Assumptions used to value stock options issued by Mazal to outside consultants are as follows:

                                                     For the Years Ended
                                                            December 31,

                                                        2005             2004
                                                        ----             ----
            Annual dividend                              No         N/A
            Volatility                                  10%         N/A
            Risk free interest rate                      5%         N/A
            Expected life-years                           3         N/A

            The following table summarizes transactions in stock options through December 31, 2005:

                                                                 Weighted                           Weighted
                                                                 Average                              Average
                                                                   Exercise        Warrants       Exercise
                                           Warrants                 Price           Exercisable       Price
            Granted
            Exercised
            Cancelled
                                            --------------                   -----------------
            Balance at December 31, 2004
            Granted                             1,000,000            $0.50      1,000,000         $0.50
            Exercised
            Cancelled
                                           -------------                      -----------------
            Balance at December 31, 2005        1,000,000            $0.50      1,000,000         $0.50
                                                =========                       =========

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005

NOTE J - DEFERRED CREDIT (CONTINUED)

                   Stock Options (Continued)

            As of December 31, 2005, there were 1,000,000 common stock options outstanding with a weighted average remaining life of 2.83 years and a weighted average price of $0.50.

NOTE K - RECLASSIFICATION

           Certain prior year amounts have been reclassified to conform to the classifications used in 2005.