Form 10QSB
period 2006-03-31
ADVANCED PLANT PHARMACEUTICALS INC
filed 2006-06-21
CIK 943535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON D.C.

                                   FORM 10-QSB

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, For the Quarter Ended March 31, 2006

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

                                 Yes |X| No |_|

      As of June 20, 2006, there were issued and outstanding 798,157,996, shares of Common Stock, $.0007 par value per share.

             Transitional Small Business Disclosure Format Yes |_| No |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                                      INDEX

                                                                                 PAGE
                                                                                NUMBER
                                                                                ------
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed financial statements     (unaudited)

         Condensed Balance sheet as of March 31, 2006                             3

         Condensed Statements of operations for the three months
                  ended March 31, 2006 and 2005                                   4

         Condensed Statements of cash flows for the three months ended
             March 31, 2006 and 2005                                              5

      Notes to the condensed financial statements                                 7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                      11

Item 3.   Controls and Procedures                                                 15

PART II.  OTHER INFORMATION                                                       16

SIGNATURES                                                                        17

                                     PART I

ITEM 1. CONDENSED FINANCIAL STATEMENTS

Item 1. Financial Statements

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                     March 31,     December 31,
                                                                                      2006             2005
                                                                                  ------------    ------------
                                                                                   Unaudited       (Restated)
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                      $     25,567    $     11,688
    Accounts receivable                                                                                  1,188
   Prepaid expenses - officers                                                          24,850          31,550
   Prepaid offering costs                                                                5,000
                                                                                  ------------    ------------
         Total Current Assets                                                           55,417          44,426

OFFICE EQUIPMENT, net of accumulated depreciation of $3,221
    and $2,942, respectively                                                             1,132           1,411
OTHER ASSETS
    Goodwill                                                                            10,406          10,406
   Due from related company                                                             11,250           9,000
    Other assets                                                                         7,144           7,144
                                                                                  ------------    ------------
                                                                                        28,800          26,550
                                                                                  ------------    ------------
          Total Assets                                                            $     85,349    $     72,387
                                                                                  ============    ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Bank overdraft                                                                 $      8,096    $      7,977
   Accounts payable                                                                    218,301         192,371
   Accrued expenses                                                                    269,976         229,794
   Accrued expenses - officers                                                       1,331,986       1,220,481
    Due to stockholder - asset acquisition                                           1,315,000       1,315,000
   Deposits                                                                            150,000
   Loans payable - stockholders                                                        369,290         369,290
                                                                                  ------------    ------------
         Total Current Liabilities                                                   3,662,649       3,334,913

DEFERRED CREDIT                                                                      4,610,105       4,286,105

STOCKHOLDERS' DEFICIENCY
    Preferred stock, authorized 10,000,000 shares; $0.0007 par value; 5,000,000 shares issued and outstanding at March 31,
        2006 and December 31, 2005                                                       3,500           3,500
   Common stock, authorized 880,000,000
        shares; $0.0007 par value; 798,157,996
        shares issued and outstanding at March 31,
        2006 and December 31, 2005                                                     558,711         558,711
   Additional paid-in capital                                                       14,681,548      14,681,548
   Accumulated deficit                                                             (23,431,164)    (22,792,390)
                                                                                  ------------    ------------

    Total Stockholders' Deficiency                                                  (8,187,405)     (7,548,631)
                                                                                  ------------    ------------
          Total Liabilities and Stockholders' Deficiency                          $     85,349    $     72,387
                                                                                  ============    ============

                 See accompanying notes to financial statements.

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     For the Three Months Ended
                                                             March 31,
                                                      2006             2005
                                                  -------------    -------------
REVENUE - SALES                                   $       1,976    $       2,130
COSTS AND EXPENSES
    Cost of goods sold                                    1,122
   Salaries and consulting fees - officers              266,700           79,800
   Selling, general and administrative expenses         369,728          223,452
   Depreciation                                             279              279
                                                  -------------    -------------
           Total Costs and Expenses                     636,707          304,653
                                                  -------------    -------------

NET OPERATING LOSS                                     (634,731)        (302,523)

OTHER EXPENSE
   Interest expense                                      (4,043)
                                                  -------------    -------------

NET LOSS                                          $    (638,774)   $    (302,523)
                                                  =============    =============
NET LOSS PER SHARE OF COMMON
   STOCK (basic and fully diluted)                $      (0.001)   $      (0.001)
                                                  =============    =============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING (basic and fully diluted)     798,157,996      786,269,107
                                                  =============    =============

                 See accompanying notes to financial statements.

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                For the Three Months Ended
                                                                       March 31,
                                                                  2006            2005
                                                             ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                  $   (638,774)   $   (302,523)
   Adjustments to reconcile net loss to cash flows
      used in operating activities
         Stock issued for services                                324,000         106,803
         Depreciation expense                                         279             279
   Changes in assets and liabilities:
       Decrease in accounts receivable                              1,188             306
       (Decrease) in inventory                                                     (1,391)
     Decrease in prepaid expenses - officers                        6,700
     Increase in prepaid offering costs                            (5,000)
     Increase in due from related company                          (2,250)
     Increase in accounts payable                                  25,930           7,686
     Increase in accrued expenses                                  40,182          11,746
     Increase in accrued expenses - officers                      111,505          55,550
                                                             ------------    ------------
       Net cash used in operating activities                     (136,240)       (121,544)

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for office equipment
   Cash paid for intangible assets
   Due from related parties                                                        (1,000)
                                                             ------------    ------------
       Net cash (used in) provided by investing activities                         (1,000)

CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                                     119           2,291
   Loans payable - stockholders' - net                                             99,850
   Proceeds from deposits                                         150,000
   Proceeds from issuance of common stock                                          20,000
                                                             ------------    ------------
       Net cash provided by financing activities                  150,119         122,141
                                                             ------------    ------------
       Net increase (decrease) in cash                             13,879            (403)
CASH AT BEGINNING OF PERIOD                                        11,688           1,045
                                                             ------------    ------------

CASH AT END OF PERIOD                                        $     25,567    $        642
                                                             ============    ============

                 See accompanying notes to financial statements.

              ADVANCED PLANT PHARMACEUTICALS, INC AND SUBSIDIARIES

                                                              For the Three Months Ended
                                                                        March 31,

                                                                    2006             2005
                                                                -------------     ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   NON-CASH INVESTING AND FINANCING ACTIVITIES

     Issuance of common stock for services                                         $106,803

     Issuance of preferred stock in payment of loans payable
          to stockholders                                                            10,000

      Issuance of preferred stock in payment of accrued expenses
        to stockholders                                                              10,000

     Purchase of intangible assets for loan payable to stockholder                   19,000

     Issuance of Mazal common stock for services classified as
       a deferred credit                                             $324,000

                 See accompanying notes to financial statements.

             ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2006

1. CONDENSED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosure, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed and omitted. The results of operations for the three months ended March 31, 2006 are not indicative of the results of operations for the year ended December 31, 2006. The condensed financial statements should be read in conjunction with the Company's financial statements included in its annual Form 10 KSB for the year ended December 31, 2005.

2. STOCK WARRANTS

At March 31, 2006, the Company had outstanding warrants to purchase 7,000,000 shares of the Company's common stock at a price of $.03 per share. The warrants are exercisable and expire at various dates through 2007.

3. COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with nine employees, and a consulting contract with a key consultant, who are also stockholders of the Company and Mazal. At March 31, 2006, the Company has a total liability for accrued salaries and consulting expense to stockholders of $1,221,200. There could be certain payroll tax liabilities owed to the IRS on some of the payments for services to certain consultants that were paid in prior years, pursuant to these employment agreements.

4. DEPOSITS

The deposits at March 31, 2006 in the amount of $150,000 represent deposits to acquire 200,000 shares of common stock in Mazal at $0.25 per share pursuant to a Securities Purchase Agreement, and an additional 400,000 shares of common stock in Mazal at $0.25 per share for which there is no written agreement. The deposits are non-interest bearing.

5. ISSUANCE OF COMMON STOCK

On January 24, 2006, Mazal issued 200,000 shares of its common stock to a consultant at $1.08 per share. The aggregate remuneration of $216,000 has been treated as stock based compensation and expensed in the current period.

On January 25, 2006, Mazal issued 100,000 shares of its common stock to its President at $1.08 per share. The aggregate remuneration of $108,000 has been treated as stock based compensation and expensed in the current period.

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2006

6. GOING CONCERN UNCERTAINTY AND MANAGEMENT'S PLANS

As reflected in the accompanying financial statements, the Company has current liabilities in excess of current assets of $3,607,232, resulting in negative working capital and an accumulated deficit of $23,431,164. Management is presently seeking to raise permanent equity capital in the capital markets to eliminate negative working capital and provide working capital. Failure to raise equity capital or secure some other form of long-term debt arrangement will cause the Company to further increase its negative working capital deficit and could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

7. SUBSEQUENT EVENT

In connection with a private placement on April 25, 2006, Mazal issued 400,000 shares of its common stock at $0.25 per share realizing $100,000.

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

Results of Operations

Results of Operations - Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005.

Revenues

Revenues generated during the three months ended March 31, 2006, aggregated $1,976, as compared to $2,130 for the three months ended Mach 31, 2005. The decrease of $154 in revenues from the comparable period in the prior year is primarily due to a decrease in marketing due to a lack of funding.

Costs of Goods Sold

Cost of Goods Sold for the three months ended March 31, 2006 aggregated $-0- as compared to $1,122 for the three months ended March 31, 2005. The decrease for the three months ended March 31, 2006 is the result of a decrease in sales of our products.

Operating Expenses

Operating Expenses incurred for the three months ended March 31, 2006, aggregated $637,707 as compared to $304,653 for three months ended March 31, 2005, which is an increase of $333,054. This increase was primarily due to an increase in the issuance of stock for services and the payment of fees for officers and consultants.

Net Loss and Loss Per Common Share

The net loss and the loss per common share was $638,731 and $.001 for the three months ended March 31, 2006, as compared to net loss of $302,523 and $.001 for the three months ended March 31, 2005. This increase was due primarily to the increase in the issuance of stock for services and the payment of fees to officers and consultants.

Liquidity and Capital Resources

At March 31, 2006, we had working capital deficit of $3,577,300 as compared with $3,282,188 at December 31, 2005. The increase in the working capital deficit is primarily the result of an increase in accrued expenses.

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

Dated: June 21, 2006