Form 10QSB
period 2006-06-30
ADVANCED PLANT PHARMACEUTICALS INC
filed 2006-08-21
CIK 943535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON D.C.

                                   FORM 10-QSB

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                Act of 1934, For the Quarter Ended June 30, 2006

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

                                 Yes [X] No [_]

      As of August 18, 2006, there were issued and outstanding 798,157,996, shares of Common Stock, $.0007 par value per share.

      Transitional Small Business Disclosure Format Yes [X] No [_]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [_] No [X]

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                                      INDEX
                                      -----

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Condensed financial statements     (unaudited)

         Condensed Balance sheets as of June 30, 2006 (Unaudited)
           and December 31, 2005                                             3

         Condensed Statements of operations (Unaudited) for the
            three months and six months ended ended June 30, 2006
            and 2005                                                         4

         Condensed Statements of cash flows (Unaudited) for the six
            months ended June 30, 2006 and 2005                              5

         Notes to the condensed financial statements                         7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                11

Item 3.  Controls and Procedures                                            15

PART II. OTHER INFORMATION                                                  16
---------------------------

SIGNATURES                                                                  17

                                     PART I

ITEM 1. CONDENSED FINANCIAL STATEMENTS

Item 1. Financial Statements

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                   June 30,     December 31,
                                                                                     2006           2005
                                                                                 ------------   ------------
                                                                                  Unaudited      (Restated)
                                     ASSETS
CURRENT ASSETS
   Cash                                                                          $      3,384   $     11,688
   Accounts receivable                                                                                 1,188
   Miscellaneous receivable                                                             5,000
   Prepaid expenses - officers                                                          9,882         31,550
                                                                                 ------------   ------------
           Total Current Assets                                                        18,266         44,426
OFFICE EQUIPMENT, net of accumulated depreciation of $3,500
    and $2,942, respectively                                                              853          1,411
OTHER ASSETS
   Goodwill                                                                            10,406         10,406
   Due from related company                                                            13,500          9,000
   Other assets                                                                         5,444          7,144
                                                                                 ------------   ------------
                                                                                       29,350         26,550
                                                                                 ------------   ------------
           Total Assets                                                          $     48,469   $     72,387
                                                                                 ============   ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Bank overdraft                                                                $      5,682   $      7,977
   Accounts payable                                                                   156,582        192,371
   Accrued expenses                                                                   358,567        229,794
   Accrued expenses - officers                                                      1,279,467      1,220,481
   Due to distributor
   Due to stockholder - asset acquisition                                           1,315,000      1,315,000
   Deposits to acquire common stock                                                    67,500
   Loans payable - stockholders                                                       374,643        369,290
                                                                                 ------------   ------------
           Total Current Liabilities                                                3,557,441      3,334,913

DEFERRED CREDIT                                                                     4,755,105      4,286,105

STOCKHOLDERS' DEFICIENCY
    Preferred stock, authorized 10,000,000 shares; $0.0007 par value; 5,000,000 shares issued and outstanding at June 30, 2006 and
        December 31, 2005                                                               3,500          3,500
   Common stock, authorized 880,000,000
        shares; $0.0007 par value; 798,157,996
        shares issued and outstanding at June 30,
        2006 and December 31, 2005                                                    558,711        558,711
   Additional paid-in capital                                                      14,681,548     14,681,548
   Accumulated deficit                                                            (23,507,836)   (22,792,390)
                                                                                 ------------   ------------

   Total Stockholders' Deficiency                                                  (8,264,077)    (7,548,631)
                                                                                 ------------   ------------
           Total Liabilities and Stockholders' Deficiency                        $     48,469   $     72,387
                                                                                 ============   ============

                 See accompanying notes to financial statements.

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                            For the Three Months Ended      For the Six Months Ended
                                                      June 30,                      June 30,
                                            ---------------------------   ---------------------------
                                                2006           2005           2006           2005
                                            ------------   ------------   ------------   ------------

REVENUE - SALES                             $      2,575   $      3,799   $      4,551   $      5,929

COSTS AND EXPENSES
   Cost of goods sold                                               704                         1,826
   Salaries and consulting fees - officers       158,700        185,613        425,400        265,413
   Selling, general and administrative
      expenses                                   228,443        182,729        598,171        406,181
   Depreciation                                      279            280            558            559
                                            ------------   ------------   ------------   ------------

             Total Costs and Expenses            387,422        369,326      1,024,129        673,979
                                            ------------   ------------   ------------   ------------

NET OPERATING LOSS                              (384,847)      (365,527)    (1,019,578)      (668,050)

OTHER INCOME (EXPENSE)
   Gain on sale of investment                    308,300                       308,300
   Interest expense                                 (125)           (30)        (4,168)           (30)
                                            ------------   ------------   ------------   ------------

             Net Other Income (Expense)          308,175            (30)       304,132            (30)
                                            ------------   ------------   ------------   ------------

NET LOSS                                    $    (76,672)  $   (365,557)  $   (715,446)  $   (668,080)
                                            ============   ============   ============   ============

NET LOSS PER SHARE OF COMMON
   STOCK                                    $       (.00)  $       (.00)  $       (.00)  $       (.00)
                                            ============   ============   ============   ============

WEIGHTED AVERAGE NUMBER
    OF COMMON  SHARES
    OUTSTANDING
                                             798,157,996    794,685,469    798,157,996    787,351,366
                                            ============   ============   ============   ============

                See accompanying notes to financial statements.

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                               For the Six Months Ended
                                                                       June 30,
                                                             ---------------------------
                                                                 2006           2005
                                                             ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                  $   (715,446)  $   (668,080)
   Adjustments to reconcile net loss to cash flows
      used in operating activities
          Stock issued for services                               324,000        125,863
          Gain on sale of investment                             (308,300)
          Stock held for investment issued for services            72,000
          Depreciation expense                                        558            559
   Changes in assets and liabilities:
      Decrease in accounts receivable                               1,188            306
      Increase in inventory                                                       (1,137)
      Decrease (increase) in prepaid expenses - officers           21,668        (13,200)
      Decrease in due from related company                         (4,500)        (4,500)
      Decrease in accounts payable                                (35,789)        (4,334)
      Increase in accrued expenses                                128,773        132,463
      Increase in accrued expenses - officers                     226,986         97,966
                                                             ------------   ------------
        Net cash used in operating activities                    (288,862)      (334,094)

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for intangible assets                                                (5,579)
   Due from related parties                                        65,000
                                                             ------------   ------------
        Net cash provided by (used in) investing activities        65,000         (5,579)

CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                                  (2,295)         6,946
   Cash acquired in acquisition of subsidiary
   Loans payable - stockholders' - net                              5,353         20,650
   Increase in deposits                                            67,500        345,000
   Proceeds from issuance of Mazal common stock                   145,000
   Proceeds from issuance of common stock                                         56,500
                                                             ------------   ------------
        Net cash provided by financing activities                 215,558        429,096
                                                             ------------   ------------

        Net (decrease) increase in cash                            (8,304)        89,423

CASH AT BEGINNING OF PERIOD                                        11,688          1,045
                                                             ------------   ------------

CASH AT END OF PERIOD                                        $      3,384   $     90,468
                                                             ============   ============

                See accompanying notes to financial statements.

              ADVANCED PLANT PHARMACEUTICALS, INC AND SUBSIDIARIES

                                                                         For the Six Months Ended
                                                                                 June 30,
                                                                       ------------   ------------
                                                                           2006            2005
                                                                       ------------   ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   CASH PAID
      Interest                                                         $        475   $         30

   NON-CASH INVESTING AND FINANCING ACTIVITIES

      Issuance of common stock for services                                           $    125,863

      Issuance of preferred stock in payment of loans payable
        to stockholders                                                                     10,000

      Issuance of preferred stock in payment of accrued expenses
        to stockholders                                                                     10,000

      Purchase of intangible assets for loan payable to stockholder                         19,000

      Issuance of Mazal common stock for services classified as
        A deferred credit                                              $    324,000

      Miscellaneous receivable from sale of stock held for investment         5,000

      Issuance of stock held for investment in payment of accrued
        Expenses - officers                                                 168,000

                See accompanying notes to financial statements.

              ADVANCED PLANT PHARMACEUTICALS, INC AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE A - CONDENSED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosure, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed and omitted. The results of operations for the three and six month periods ended June 30, 2006 are not indicative of the results of operations for the year ended December 31, 2006. The condensed financial statements should be read in conjunction with the Company's financial statements included in its annual Form 10 KSB for the year ended December 31, 2005.

NOTE B - STOCK WARRANTS

At June 30, 2006, the Company had outstanding warrants to purchase 7,000,000 shares of the Company's common stock at a price of $.03 per share. The warrants are exercisable and expire at various dates through 2007.

NOTE C - COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with nine employees and a consulting contract with a key consultant, who are also stockholders of the Company and Mazal Plant Pharmaceuticals, Inc. ("Mazal"). At June 30, 2006, the Company has a total liability for accrued salaries and consulting expense to stockholders of $1,139,201. There could be certain payroll tax liabilities owed to the IRS on some of the payments for services to certain consultants that were paid in prior years, pursuant to these employment agreements.

NOTE D - DEPOSITS TO ACQUIRE COMMON STOCK

The deposits to acquire common stock at June 30, 2006 in the amount of $67,500 represents deposits to acquire shares of Mazal common stock for which there are no written agreements at the present time. The deposits are non-interest bearing.

NOTE E - RELATED PARTIES STOCK AND ASSET TRANSACTIONS

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

On February 7, 2006, Mazal approved the issuance of 200,000 shares of its common stock at $0.25 per share pursuant to a private placement. Mazal incurred $5,000 in expenses related to the private placement and realized $45,000.

On April 11, 2006, Mazal approved the issuance of 400,000 shares of its common stock at $0.25 per share pursuant to a private placement realizing $100,000.

              ADVANCED PLANT PHARMACEUTICALS, INC AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE F - GAIN ON SALE OF INVESTMENT

The gain on sale of investment resulted from the sale of 500,000 shares of common stock of Amazon Biotech, Inc., an affiliated company, for $70,000. The Company received $65,000 and $5,000 is included in miscellaneous receivables. The stock had a basis of $500.

The gain on sale of investment also includes the transfer of 1,200,000 shares of common stock of Amazon Biotech, Inc., to three officers of the Company in payment of accrued salaries - officers in the amount of $168,000 and compensation in the amount of $72,000. The stock had a basis of $1,200.


NOTE G - GOING CONCERN

As reflected in the accompanying financial statements, the Company has current liabilities in excess of current assets of $3,539,175, resulting in negative working capital and an accumulated deficit of $23,507,836. Management is presently seeking to raise permanent equity capital in the capital markets to eliminate negative working capital and provide working capital. Failure to raise equity capital or secure some other form of long-term debt arrangement will cause the Company to further increase its negative working capital deficit and could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.


NOTE H - SUBSEQUENT EVENTS

On July 25, 2006, the Company entered into an agreement of settlement and release with its President and transferred 200,000 shares of common stock of Amazon Biotech, Inc., held as an investment, as payment of $22,000 of accrued salary.

On July 1, 2006, Mazal authorized the issuance of 244,000 shares of its common stock for cash at $0.25 per share realizing $61,000.

On July 11, 2006, Mazal amended its 2005 Stock Compensation Plan to allow for the issuance of 3,500,000 shares, an increase of 2,500,000 shares.

On July 17, 2006, Mazal entered into a consulting agreement whereby the consultant is to introduce medical clinics and assist in the development of clinical trials for Mazal for a term of one year. Either party may terminate the contract with or without cause upon thirty days written notice. The agreement calls for the issuance of 500,000 shares of Mazal common stock upon signing and 1,500,000 shares of Mazal common stock upon Mazal receiving a letter of intent from a medical center that has previously performed clinical trials for a major pharmaceutical company, to perform clinical trials at competitive rates, in which at least one third (33%) of the payment shall be in shares of Mazal common stock.

              ADVANCED PLANT PHARMACEUTICALS, INC AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE H - SUBSEQUENT EVENTS (CONTINUED)

On July 31, 2006, Mazal entered into an Interim Letter of Agreement for a Phase I/II, double-blind, placebo and active-controlled, randomized, parallel-group study to evaluate the safety and efficacy of MAHDL01 alone and as an adjunct to statin therapy, versus placebo or statin therapy alone, in increasing HDL in subjects with hypoalphalipoproteinemia who are maintaining a restricted diet. The agreement calls for a minimum number of subjects of ten and a maximum of four hundred. Mazal is responsible for all external direct trial expenses. The consultant will receive $2,500 per subject who completes the study, where fifty percent (50%) will be paid in cash and the remaining fifty percent (50%) will be paid in shares of Mazal common stock.

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

Akid issued to the Company 17,500,000 of the Exchange Shares at the closing, and agreed to issue the remaining 2,500,000 of the Exchange Shares upon increasing its authorized common stock from 20,000,000 shares to 40,000,000 shares. In October 2005, Akid amended its Articles of Incorporation to change its name to Mazal Plant Pharmaceuticals, Inc.

Results of Operations

Results of Operations - Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005.

Revenues

Revenues generated during the three months ended June 30, 2006, aggregated $2,575, as compared to $3,799 for the three months ended June 30, 2005. The decrease of $1,224 in revenues from the comparable period in the prior year is primarily due to a decrease in marketing due to a lack of funding.

Costs of Goods Sold

Cost of Goods Sold for the three months ended June 30, 2006 aggregated $-0- as compared to $704 for the three months ended June 30, 2005. The decrease for the three months ended June 30, 2006 is the result of a decrease in sales of our products.

Operating Expenses

Operating Expenses incurred for the three months ended June 30, 2006, aggregated $387,422 as compared to $368,622 for three months ended June 30, 2005, which is a decrease of $18,800. This decrease was primarily due to a decrease in the issuance of stock for services and the payment of fees for officers and consultants.

Net Loss and Loss Per Common Share

The net loss and the loss per common share was $76,672 and $.00 for the three months ended June 30, 2006, as compared to net loss of $365,557 and $.00 for the three months ended June 30, 2005. This decrease was due primarily to the decrease in the issuance of stock for services and the payment of fees to officers and consultants.

Liquidity and Capital Resources

At June 30, 2006, we had working capital deficit of $3,539,175 as compared with $3,290,487 at December 31, 2005. The increase in the working capital deficit is primarily the result of an increase in accrued expenses.

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

ITEM 2 - CHANGES IN SECURITIES

On January 24, 2006, Mazal Plant Pharmaceuticals, Inc. ("Mazal") issued 200,000 shares of its common stock to a consultant at $1.08 per share. The aggregate remuneration of $216,000 has been treated as stock based compensation and expensed in the current period.

On January 25, 2006, Mazal issued 100,000 shares of its common stock to its President at $1.08 per share. The aggregate remuneration of $108,000 has been treated as stock based compensation and expensed in the current period.

On February 7, 2006, Mazal approved the issuance of 200,000 shares of its common stock at $0.25 per share pursuant to a private placement. Mazal incurred $5,000 in expenses related to the private placement and realized $45,000.

On April 11, 2006, Mazal approved the issuance of 400,000 shares of its common stock at $0.25 per share pursuant to a private placement realizing $100,000.

The gain on sale of investment resulted from the sale of 500,000 shares of common stock of Amazon Biotech, Inc., an affiliated company, for $70,000. The Company received $65,000 and $5,000 is included in miscellaneous receivables. The stock had a basis of $500.

The gain on sale of investment also includes the transfer of 1,200,000 shares of common stock of Amazon Biotech, Inc., to three officers of the Company in payment of accrued salaries - officers in the amount of $168,000 and compensation in the amount of $72,000. The stock had a basis of $1,200.

On July 25, 2006, the Company entered into an agreement of settlement and release with its President and transferred 200,000 shares of common stock of Amazon Biotech, Inc., held as an investment, as payment of $22,000 of accrued salary.

On July 1, 2006, Mazal authorized the issuance of 244,000 shares of its common stock for cash at $0.25 per share realizing $61,000.

On July 11, 2006, Mazal amended its 2005 Stock Compensation Plan to allow for the issuance of 3,500,000 shares, an increase of 2,500,000 shares.

On July 17, 2006, Mazal entered into a consulting agreement whereby the consultant is to introduce medical clinics and assist in the development of clinical trials for Mazal for a term of one year. Either party may terminate the contract with or without cause upon thirty days written notice. The agreement calls for the issuance of 500,000 shares of Mazal common stock upon signing and 1,500,000 shares of Mazal common stock upon Mazal receiving a letter of intent from a medical center that has previously performed clinical trials for a major pharmaceutical company, to perform clinical trials at competitive rates, in which at least one third (33%) of the payment shall be in shares of Mazal common stock.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

On July 31, 2006, Mazal entered into an Interim Letter of Agreement for a Phase I/II, double-blind, placebo and active-controlled, randomized, parallel-group study to evaluate the safety and efficacy of MAHDL01 alone and as an adjunct to statin therapy, versus placebo or statin therapy alone, in increasing HDL in subjects with hypoalphalipoproteinemia who are maintaining a restricted diet. The agreement calls for a minimum number of subjects of ten and a maximum of four hundred. Mazal is responsible for all external direct trial expenses. The consultant will receive $2,500 per subject who completes the study, where fifty percent (50%) will be paid in cash and the remaining fifty percent (50%) will be paid in shares of Mazal common stock.

ITEM 6. - EXHIBITS

      (a)Exhibits

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


Dated: August 21, 2006