Form 10KSB/A
period 2005-12-31
ADVANCED PLANT PHARMACEUTICALS INC
filed 2006-11-01
CIK 943535

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to _____________

                        Commission File Number: 000-29462

                      ADVANCED PLANT PHARMACEUTICALS, INC.
           (Name of small business issuer as specified in its charter)

                 Delaware                                       59-2762023
     (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                       Identification No.)

                               43 West 33rd Street
                               New York, NY 10001
    ------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code:          (212) 695-3334
Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:   $.0007 par value
                                                              common stock
                               -------------------

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No

      Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      State issuer's revenues for the most recent reporting period (Fiscal year) were $11,577.

      Aggregate market value of the voting stock held by non-affiliates of the registrant at May 16, 2006, was approximately $1,209,852. As of May 16, 2006, the number of shares issued and outstanding was 798,157,996. The closing price of the common stock at that date was $0.0016.

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) |_| Yes |X| No

                      ADVANCED PLANT PHARMACEUTICALS, INC.

                              Form 10-KSB/A - Index

For the Fiscal Year Ended December 31, 2005

        PART I                                                              Page

        Item 1.    Description of Business                                     3
        Item 2.    Description of Properties                                   4
        Item 3.    Legal Proceedings                                           4
        Item 4.    Submission of Matter to a Vote of
                   Security Holders                                            4

        PART II

        Item 5.    Market for Common Equity and Related
                   Stockholder Matters                                         5
        Item 6.    Management's Discussion and Analysis                        6
        Item 7.    Financial Statements                                        8
        Item 8.    Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosures                     8
        Item 8A.   Controls and Procedures                                     9
        Item 8B.   Other Information                                           9

        PART III

        Item 9.    Directors and Executive Officers of the
                   Registrant; Compliance with Section 16(a)                  10
        Item 10.   Executive Compensation                                     11
        Item 11.   Security Ownership of Certain Beneficial
                   Owners and Management                                      11
        Item 12.   Certain Relationships and Related Transactions             12

        PART IV

        Item 13.   Exhibits                                                   15
        Item 14.   Principal Accountant Fees and Services                     15

        Signatures                                                            16



This Form 10-KSB/A contains forward looking statements, within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, regarding future events and the future performance of the Company involve risks and uncertainties which may cause our actual results in future periods to be materially different from any future performance suggested herein. We believe that its business strategy that includes focus on future acquisitions is not unique. There can be no assurance that our strategy will be successful. There can be no assurance that sufficient capital can be obtained to market ourselves and increase our market share and our performance and actual results could differ materially from those projected in the forward looking statements contained herein.

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

In December 2004, the Company acquired a 99% interest in Mazal Plant Pharmaceuticals, Inc. ("Mazal"), a development stage company, whereby APPI sold Mazal all of its rights relating to or connected with developing, manufacturing and distributing of three of its products, plant based compositions designed to treat elevated cholesterol, leukemia and Alzheimer's disease in consideration for 7,000,000 shares of Mazal's common stock and a receivable of $50,000. On June 6, 2005, the Company consummated the transactions contemplated by the Share Exchange Agreement dated as of May 2005 (the "Share Exchange Agreement") by and among the Company, Akid Corporation ("Akid") and James B. Wiegand. Pursuant to the Share Exchange Agreement, the Company sold its entire ownership interest in 7,000,000 shares of the common stock of Mazal to Akid. In exchange, Akid agreed to issue to the Company 20,000,000 shares (the "Exchange Shares") of Akid's common stock. In addition, in a separate transaction, Akid acquired 3,130,00 shars of Mazal's outstanding shares from third parties in exchange for 6,180,000 shares of its common stock. Following the consummation of such share exchange,
(i) the Company held 94.2% of Akid's issued and outstanding common stock and
(ii) Akid held (including the 3,130,000 shares acquired in the separate transaction) 100% of Mazal's issued and outstanding common stock. In October 2005, Akid filed an amendment to its charter changing its name to "Mazal Plant Pharmaceuticals, Inc."

In 2005, 90% of our products were sold to a single retail store in Brooklyn, NY offering healthy lifestyle products. The remaining 10% of our products were sold via our website on the internet.

Employees

As of December 31, 2005, we had a total of 3 employees, none of which are full time employees. Of these employees, 1 is involved in business development, 1 in sales and 1 in finance. We also employed 1 consultant as of December 31, 2005 who was involved in business development and financing activities. None of our employees are represented by a labor union and we have not entered into a collective bargaining agreement with any union. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

In connection with a private placement, on January 24, 2005 the Company issued 10,000,000 shares of its common stock at $0.002 per share, realizing $20,000.

On February 1, 2005, the Company issued 1,250,000 shares of preferred stock to each David Lieberman and CJ Lieberman for repayment of $10,000 of accrued expenses and $10,000 in outstanding loans.

On April 26, 2005, the Company issued 5,000,000 shares of its common stock at $0.0033 per share as consideration for accrued expenses totaling $16,500.

On July 5, 2005, the Company issued 1,000,000 shares of its common stock to consultants at $0.001872 per share as compensation for services rendered.

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

COSTS AND EXPENSES

Cost and expenses for the year ended December 31, 2005 were $5,108,228 as compared to $3,779,562 for the year ended December 31, 2004, an increase of $1,328,666. This increase was primarily due to an increase in the issuance of stock for services which was off set by an increase in cost of good sold, selling general and administrative expenses and an impairment loss. Our selling, general and administrative (SG&A) expenses increased to $4,350,659 in the year ended December 31, 2005 from $497,829 in the comparable period for 2004. This increase in SG&A expnses is primarily based on Mazal's inactivity in 2004. Mazal's total SG&A expenses were $4,030,862 in 2005 comprised of $3,665,00 in consulting fees (stock and cash), $138,000 in legal/accounting fees, $101,000 in travel and entertainment, $39,000 in payroll taxes and $31,000 in rent expense.

Our salaries and consulting fees decreased to $732,118 for the year ended December 31, 2005 from $2,747,550 for the comparable period in 2004. This decrease results from the fact that we did not issue any stock for services to stockholders in 2005 whereas we issued approximately 174 million shares of stock valued at $2.3 million in 2004. This decrease was partially offset by the following Mazal salaries and consulting fees: $203,000 for salaries pursuant to employment agreements and the issuance of 675,000 shares of Mazal/Akid common stock valued at $115,400.

We recorded a gain on forgiveness of debt of $638,291 in 2005. This debt related to a write off of old accounts payable and accrued expenses, some of which is attributable to vendors who conducted clinical trials. This was a one time occurrence and there was no similar event in 2004.

Our cost of goods sold as a percentage of revenue decreased to 37% in the year ended December 31, 2005 from 191% in the comparable period in 2004. The reason for this decrease was primarily attributable to the write off of raw materials in 2004.

NET LOSS AND NET LOSS PER SHARE

Our net loss and net loss per share was $4,458,390 and $0.01 for the year ended December 31, 2005, as compared to $3,721,598 and $0.01 for the year ended December 31, 2004, an increase of $736,792. This increase was due primarily to an increase in the issuance of stock for services.

OTHER MATTERS

We do not anticipate any material capital expenditures and believe that any such expenditures will be in the natural course of our business. We do not have any significant elements of income or loss that do not arise from our continuing operations and our business is not seasonal. We believe that the impact of inflation on our operations since our inception has not been material.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005, we had working capital deficiency of $3,290,488 as compared with $3,288,393 at December 31, 2004, which has relatively stayed unchanged.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

(a) On March 11, 2003, the Company was officially notified by its Independent Auditor, Michael C. Finklestein, C.P.A., that he had resigned as the Independent Auditor of the Company. The Board of Directors accepted the resignation as of March 11, 2003. During his tenure, Michael C. Finklestein, C.P.A., issued reports on the Company's financial statements up to December 31, 2001, that neither contained an adverse opinion or disclaimer of opinion however, their report was qualified as to the uncertainty of a going concern.

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

During the period of his engagement, Michael C. Finkelstein, C.P.A., advised the the Company that the internal controls necessary to develop reliable financial statements did not exist. The disclosure contained herein has been submitted to Michael C. Finklestein, C.P.A. for its review and for him to have an opportunity to comment on the disclosure.

(b) Effective March 11, 2003, Livingston, Wachtell & Co., LLP, was retained as independent auditor of the Company. Prior to the engagement, the Company did not consult with Livingston, Wachtell & Co., LLP as to the application of accounting principles relating to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements and neither written or oral advice was provided that was considered to be an important factor considered by the small business issuer in reaching a decision as to the accounting, auditing or financial reporting issues.

(c) On September 15, 2004, the Board of Directors of the Company was notified by Livingston, Wachtell & Co., LLP ("Livingston") that it was resigning as its independent registered public accountants. On November 15, 2004, the Company engaged the firm of Meyler & Company, LLC ("Meyler"), to serve as its independent public accountants for the fiscal year ending December 31, 2004.

During the last two fiscal years ended December 31, 2003 and December 31, 2002 and through September 15, 2004, (i) there were no disagreements between the Company and Livingston on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Livingston would have caused Livingston to make reference to the matter in its reports on the Company's financial statements,
(ii) Livingston's reports on the Company's financial statements included an explanatory paragraph wherein they expressed substantial doubt about the Company's ability to continue as a going concern, and (iii) Livingston's reports on the Company's financial statements did not contain an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles. During the two most recent fiscal years ended December 31, 2003, there were no reportable events as the term described in Item 304(a)(1)(v) of Regulation S-K.

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

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and principal financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

EXECUTIVE OFFICERS

Officers are elected annually by the Board of Directors and serve at the direction of the Board of Directors. The Company's sole executive officer David Lieberman is also the sole director of the Company. On March 18, 2003, Dr. Bielory resigned as the Chairman of the Board of Directors of the Company.

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


TABLE

                                                                                    OTHER ANNUAL
NAME AND PRINCIPAL POSITION                 YEAR     SALARY ($)   COMPENSATION($)    OPTIONS(#)
--------------------------------            ----     ------------ ---------------   -----------
David Lieberman                             2005     $ 135,000 (1)
  Chief Executive Officer                   2004     $ 135,000 (1)
                                             2003     $ 56,000 (1)

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


Name and Address                        Amount and Nature
of Beneficial                       of Beneficial Ownership                    Percent of Class
Owner                            Common(3)             Preferred(2)(3)     Common(4)        Preferred(5)
--------------------------   -------------------       ------------        ------       ---------------
David Lieberman (1)           42,000,000                  2,500,000         5%                   50%
C.J. Lieberman                25,000,000                  2,500,000         3                    50%

All Executive Officers        42,000,000                                    5%
and Directors as a Group
(1 person)

* Less than one percent

(1) Officer and/or Directors of the Company. The address of each executive officer and/or director is c/o the Company at 43 West 33rd Street, New York, New York 10001.

(2) Series A Preferred Stock shall have one vote per share as it relates to the Series A Preferred Stock and 150 votes as it related to the common stock of the Corporation, giving the preferred shareholders of the Corporation control over any vote of the common stock holders.

(3) The securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the rules and regulations promulgated under the Securities Exchange Act of 1934. Beneficially owned securities may include securities owned by and for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual. Beneficially owned securities may also include other securities as to which the individual has or shares voting or investment power or which such person has the right to acquire within 60 days pursuant to the conversion of convertible equity, exercise of options, or otherwise. Beneficial ownership may be disclaimed as to certain of the securities.

(4) The foregoing table is based upon 798,157,996 shares of common stock outstanding as of May 15, 2006, assuming no other changes in the beneficial ownership of the our securities.

(5) The foregoing table is based upon 5,000,000 shares of preferred stock outstanding as of May 15, 2006, assuming no other changes in the beneficial ownership of the our securities.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

On July 16, 1999, the Company entered into a Technology Purchase Agreement ("Agreement") with the Related Consultant whereby the Company acquired exclusive rights and interests to a thirteen-step manufacturing process, which utilizes virtually all of the nutrients found in certain plants needed to manufacture herbal dietary health supplements. The purchase price to the Related Consultant, for the thirteen-step process was 18 million shares of the Company's common stock, which was to be issued to him in two phases. In 2001, the agreement called for 12 million shares of the Company's stock to be issued at the first phase. As of December 2005 and 2004, none of the stock related to this Agreement had been issued. The Company, therefore, accrued in 2000, $1,440,000, which was managements' determination of the common stock value of the 12 million shares at the time of the agreement, in anticipation of issuing the common stock shares to the Related Consultant. Due to the asset impairment, discussed below, no further liability was recorded on the remaining value of the 6,000,000 shares not issued. As partial satisfaction of the amount owed to the Related Consultant, in the first quarter of 2004, the Company issued 25,000,000 shares of common stock to the Related Consultant. At December 31, 2005 and 2004, the balance due was $1,315,000.

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

Upon the resignation of C.J. Lieberman (the Related Consultant) as President in 1996, the Company retained him as a consultant. His current consultant's agreement, dated June 10, 1999, provides for monthly consulting fees of $9,000 ($108,000 annually), reimbursement of all direct expenses incurred while providing services to the Company and a five-year option to purchase 750,000 shares of the Company's common stock at an exercise price of $.02 per share. These options expired in June 2004. In addition to the $108,000 consulting expense pursuant to the consulting contract, the Related Consultant received $26,500,000 and 71,500,000 shares of common stock in payment for services rendered valued at $540,500 and $1,835,000 during the years ended December 31, 2004 and 2003, respectively. No shares of common stock were issued to this consultant for services in 2005. The balance due the Related Consultant at December 31, 2005 and 2004 was $153,900 and $73,600.

CJ Lieberman also entered into an employment agreement with Mazal. The agreement had a monthly base of $4,000 which was increased to $5,500 and has additional incentive clauses for payment in Mazal common stock and salary increases. The agreement expires December 10, 2006. We prepaid $28,150 in salaries to CJ Lieberman at December 31, 2005.

The Director of the Company advanced to the Company cash and paid expenses on behalf of the Company. The Director has an employment agreement with the Company dated June 10, 1999, which provides for an annual base salary of $135,000, reimbursement of all direct expenses incurred while providing services to the Company and a five year option to purchase 750,000 shares of the Company's common stock at an exercise price of $0.01 per share. These options expired in June 2004. The balance due the Director at December 31, 2005 and 2004 was $696,897 and $564,249, respectively.

The Director also entered into an employment agreement with Mazal. The agreement has a monthly base salary of $2,000 and expires on December 10, 2006.

Our former secretary (and current employee) of the Company has an employment agreement with the Company dated June 10, 1999, which provides for an annual base salary and a five year option to purchase 70,000 shares of the Company's common stock at an exercise price of $0.02 per share. These options expired in June 2004. During 2004, the Company issued 1,000,000 shares of common stock to this officer valued at $10,000 as partial payment of accrued salaries. The balance due at December 31, 2005 and 2004 was $125,496 and $48,900, respectively.

The party in the preceding paragraph also entered into an employment agreement with Mazal. The agreement has an annual salary of $36,000 and expires in January 2007. The Company has accrued salary of $8,018 for this individual at December 31, 2005.

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

During 2003, a stockholder loaned the Company $620,000 for working capital. During 2004, the stockholder loaned the Company $8,000 and the Company issued 25,000,000 shares of common stock to the stockholder to reduce the debt by $500,000. The balance due the stockholder at December 31, 2005 and 2004 was $128,000.

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

In addition, the Company agrees to pay Dr. Bielory a royalty payment of $0.01 per bottle plus, 1% of the Company's suggested retail price of each product sold, plus 10% of the Company's net profits from the sale of products manufactured with these Assets. In the event the Company enters into an agreement with a third party for the sale of products manufactured with these assets, the agreement must unconditionally provide for payment to the Company of not less than $20,000,000 either in lump sum or over a period of four years. Upon receipt of the sale proceeds by the Company, the Company shall issue to Dr. Bielroy 5,000,000 shares for each $20,000,000 paid to the Company, not to exceed 25,000,000 shares. During the years ended December 31, 2005 and 2004 royalty expense amounted to $31 and $64, respectively.

On March 15, 2000, the Company entered into a consulting agreement with Dr. Bielory whereby under the terms of the agreement, the Company is required to pay Dr. Bielory certain monthly amounts, some contingent on the Company achieving specified net profit levels.

During 2004, the Company paid down $20,000 of the liability due to Dr. Bielory by issuing 2,000,000 shares of common stock. Additionally, the Company accrued $12,000 of interest on the loan during 2004. At December 31, 2005 and 2004 the balance due was $110,782 and $110,755, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

          -----------------------------------------------------------------
                1            2            3            4            5
          -----------------------------------------------------------------
          FISCAL YEAR                AUDIT-RELATED               ALL OTHER
          ENDING        AUDIT FEES   FEES           TAX FEES     FEES
          -----------------------------------------------------------------
          YEAR ENDED
          DECEMBER 31,
          2005           $40,000         --           --           --
          -----------------------------------------------------------------
          YEAR ENDED
          DECEMBER 31,   $32,500         --           --           --
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

             Date:     November 1, 2006       By: /s/ David Lieberman
                                              --------------------
                                              David Lieberman
                                              Chief Executive Officer, President
                                              and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                                               SIGNATURE / TITLE

             Date:      November 1, 2006       By: /s/ David Lieberman
                                               --------------------
                                               David Lieberman
                                               Sole Director

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                          AUDITED FINANCIAL STATEMENTS

            FOR THE YEARS ENDED DECEMBER 31, 2005 (RESTATED) and 2004



ITEM 7.  FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm                     F-1

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

Notes to Financial Statements                                               F-9

                              MEYLER & COMPANY, LLC
                          CERTIFIED PUBLIC ACCOUNTANTS
                                  ONE ARIN PARK
                                 1715 HIGHWAY 35
                              MIDDLETOWN, NJ 07748

             Report of Independent Registered Public Accounting Firm

 Board of Directors
 Advanced Plant Pharmaceuticals, Inc.
 New York, NY


We have audited the accompanying consolidated balance sheets of Advanced Plant Pharmaceuticals, Inc. and Subsidiaries (a Delaware corporation) as of December 31, 2005 (restated) and 2004 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 (restated) and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has negative working capital of $3,290,488 , an accumulated deficit of $22,792,391 , and there are existing uncertain conditions which the company faces relative to its obtaining capital in the equity markets. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

See also Notes D and F regarding significant related party stock transactions for services rendered to the Company and stock issued in 2005 and 2004.

                              Meyler & Company, LLC

Middletown, NJ
May 16, 2006
(Except as to Notes A, J, K, L
and N as to which the date is
October 25, 2006)

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                    December 31,
                                                               2005            2004
                                                           ------------    ------------
                                                            (Restated)

                                     ASSETS

CURRENT ASSETS
  Cash                                                     $     11,688    $      1,045
  Accounts receivable                                             1,188             306
  Prepaid expenses - stockholders                                31,550
                                                           ------------    ------------
      Total Current Assets                                       44,426           1,351

OFFICE EQUIPMENT, net of accumulated
  depreciation of $2,942 and $1,824 at
  December 31, 2005 and 2004, respectively                        1,411           2,529
OTHER ASSETS
  Goodwill                                                       10,406          10,406
  Due from related companies                                      9,000
  Other assets                                                    7,144           7,144
                                                           ------------    ------------
                                                                 26,550          17,550
                                                           ------------    ------------
          Total Assets                                     $     72,387    $     21,430
                                                           ============    ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Bank overdraft                                           $      7,977    $      5,111
  Accounts payable                                              192,372         167,108
  Accrued expenses                                              229,794         568,983
  Accrued expenses - stockholders                             1,220,481         901,246
  Due to distributor                                                            103,500
  Due to stockholder - asset acquisition                      1,315,000       1,315,000
  Loans payable - stockholders                                  369,290         228,796
                                                           ------------    ------------
      Total Current Liabilities                               3,334,914       3,289,744

DEFERRED CREDIT                                               4,286,105

STOCKHOLDERS' DEFICIENCY
  Preferred stock, authorized 10,000,000 shares;
    $0.0007 par value; 5,000,000 and 2,500,000
    shares issued and outstanding at December 31,
    2005 and 2004, respectively                                   3,500           1,750
  Common stock, authorized 880,000,000 shares; $0.0007
    par value; 798,157,996 and 748,157,996 shares
    issued and outstanding at December 31, 2005 and
    2004, respectively                                          558,711         523,711
   Additional paid-in capital                                14,681,548      14,540,226
   Accumulated deficit                                      (22,792,391)    (18,334,001)
                                                           ------------    ------------
    Total Stockholders' Deficiency                           (7,548,632)     (3,268,314)
                                                           ------------    ------------
          Total Liabilities and Stockholders' Deficiency   $     72,387    $     21,430
                                                           ============    ============

                 See accompanying notes to financial statements.

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                For the Years Ended December 31,
                                                      2005             2004
                                                 -------------    -------------
                                                   (Restated)

REVENUE - SALES                                  $      11,577    $      54,964

COSTS AND EXPENSES
  Cost of goods sold                                     4,313          104,999
  Salaries and consulting fees - stockholders          732,118        2,747,550
  Selling, general and administrative expenses       4,350,659          497,829
  Loss on impairment of assets                          20,020          428,360
  Depreciation                                           1,118              824
                                                 -------------    -------------
      Total Costs and Expenses                       5,108,228        3,779,562
                                                 -------------    -------------

NET OPERATING LOSS                                  (5,096,651)      (3,724,598)

OTHER INCOME (EXPENSE)
  Miscellaneous income                                                    3,000
  Interest expense                                         (30)
                                                 -------------    -------------

                                                           (30)           3,000
                                                 -------------    -------------

LOSS BEFORE EXTRAORDINARY ITEM                      (5,096,681)      (3,721,598)

EXTRAORDINARY ITEM
  Forgiveness of debt, net                             638,291
                                                 -------------    -------------

NET LOSS                                         $  (4,458,390)   $  (3,721,598)
                                                 =============    =============

NET LOSS PER SHARE OF COMMON STOCK
  (basic and fully diluted)                      $        (.01)   $        (.01)
                                                 =============    =============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING (basic and fully diluted)     792,788,133      655,309,320
                                                 =============    =============

                 See accompanying notes to financial statements.

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         For the Years Ended December 31,
                                                               2005           2004
                                                          ------------    ------------
                                                           (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                $ (4,458,390)   $ (3,721,598)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Stock based compensation                                 3,853,709       2,460,717
    Depreciation expense                                         1,118             824
    Provision for loss on impairment of assets                  20,020         428,360
    Forgiveness of debt income                                (638,291)
  Changes in assets and liabilities:
    Increase in accounts receivable                               (882)           (306)
    Decrease in inventory                                                      130,081
    Increase in prepaid expenses - stockholders                (31,550)
    (Increase) decrease in due from related companies           (9,000)         11,738
    Decrease in other assets                                                    22,000
    Increase (decrease) in accounts payable                     83,695         (64,023)
    Increase in accrued expenses                               153,671          30,849
    Increase in accrued expenses - stockholders                329,235         332,064
                                                          ------------    ------------
      Net cash used in operating activities                   (696,665)       (369,294)

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments for office equipment                                                 (3,353)
  Payment for intangible asset                                  (1,020)
                                                          ------------    ------------
      Net cash used in investing activities                     (1,020)         (3,353)

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                                 2,866           5,111
  Cash acquired in acquisition of subsidiaries                                     100
  Proceeds from loans payable -  stockholders'                 161,294          17,623
  Payments on loans payable - stockholders'                    (29,800)
  Proceeds from issuance of common stock                       573,968          85,000
                                                          ------------    ------------
      Net cash provided by financing activities                708,328         107,834
                                                          ------------    ------------

      Net increase (decrease) in cash                           10,643        (264,813)

CASH AT BEGINNING OF PERIOD                                      1,045         265,858
                                                          ------------    ------------

CASH AT END OF PERIOD                                     $     11,688    $      1,045
                                                          ============    ============


                 See accompanying notes to financial statements.

              ADVANCED PLANT PHARMACEUTICALS, INC AND SUBSIDIARIES.


                                                                            For the Years Ended December 31,
                                                                                   2005           2004
                                                                               -----------    -----------
                                                                                (Restated)
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest paid                                                              $        30

   NON-CASH INVESTING AND FINANCING ACTIVITIES

     Issuance of common stock as compensation                                    3,284,053    $ 2,460,717

     Fair market value of Mazal stock options granted recorded
       as compensation expense and deferred credit                                 569,656

     Issuance of common stock in payment of loans payable
       to stockholders                                                                            500,000

     Issuance of common stock for payment of accrued expenses                       16,500         20,000

     Cancellation of common stock upon termination of
       prepaid consulting agreement                                                               150,000

     Issuance of common stock for intangible assets (technology rights)             19,000

     Issuance of preferred stock for payment of loans payable to
       stockholder                                                                  10,000

     Issuance of preferred stock for payment of accrued expense -
       stockholder                                                                  10,000

     Issuance of Mazal common stock classified as a deferred credit              3,716,449

     Assets acquired and liabilities assumed in acquisition of subsidiaries:

       Cash acquired                                                                                  100
       Goodwill                                                                                    10,406
       Accrued expenses                                                                            (9,616)
       Loans payable - stockholders                                                                  (890)


                 See accompanying notes to financial statements.

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
            For the Years Ended December 31, 2005 (Restated) and 2004

                                                  Preferred  Stock            Common Stock                Additional
                                           ---------------------------  -----------------------------      paid-in
                                              Shares         Amount         Shares          Amount         Capital
                                          -------------  -------------  -------------   -------------   -------------
 Balance December 31, 2003                    2,500,000  $       1,750    536,665,632   $     375,666   $  11,772,554
 Adjust opening balance for new
    reserved shares on old unexchanged
    shares                                                                     25,698              18             (18)
 Common stock issued January 22, 2004
    for services at $0.027                                                 29,200,000          20,440         767,960
 Common stock issued March 1, 2004
    for services at $0.02                                                  64,050,000          44,835       1,236,165
 Common stock issued March 1, 2004
    for cash at $0.02                                                       3,000,000           2,100          57,900
 Common stock issued March 1, 2004
    for loan payable at $0.02                                              25,000,000          17,500         482,500
 Common stock issued April 20, 2004
    for services at $0.02                                                     800,000             560          15,440
 Consulting Solutions Group-Cancellation
    April 20, 2004                                                         (5,000,000)         (3,500)       (146,500)
 Common stock issued June 4, 2004
    for services at $0.01                                                   5,666,666           3,967          52,700
 Common stock issued June 4, 2004
    for accrued expenses at $0.01                                           2,000,000           1,400          18,600
 Common stock issued July 23, 2004
    for services at $0.01                                                   1,500,000           1,050          13,950
 Common stock issued July 23, 2004
    for cash at $0.01                                                       1,000,000             700           9,300
 Common stock issued July 26, 2004
    for services at $0.005                                                  6,250,000           4,375          26,875
 Common stock issued August 30, 2004
    for cash at $0.005                                                      3,000,000           2,100          12,900
 Common stock issued September 23, 2004
    for services at $0.0045                                                 8,000,000           5,600          30,400
 Common stock issued October 15, 2004
    for services at $0.0045                                                25,000,000          17,500          95,000
 Common stock issued December 21, 2004
    for services at $0.0032                                                 7,000,000           4,900          17,500
 Common stock issued December 28, 2004
    for services at $0.0029                                                35,000,000          24,500          77,000
 Net loss for the year ended
      December 31, 2004
                                          -------------  -------------  -------------   -------------   -------------
 Balance December 31, 2004                    2,500,000  $       1,750    748,157,996   $     523,711   $  14,540,226

                See accompanying notes to financial statements.

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

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
            For the Years Ended December 31, 2005 (Restated) and 2004

                                                Preferred  Stock                  Common Stock       Additional
                                           ---------------------------   --------------------------    paid-in   Accumulated
                                               Shares        Amount         Shares         Amount      Capital       Deficit
                                           ------------   ------------   ------------  ------------  ------------  ------------
Balance, December 31, 2004                    2,500,000   $      1,750    748,157,996  $    523,711  $ 14,540,226  $(18,334,001)
Common stock issued January 18, 2005
   for services at $0.00355                                                30,000,000        21,000        85,500
Common stock issued January 24, 2005
   for cash at $0.002                                                      10,000,000         7,000        13,000
Preferred stock issued February 1, 2005
   for accrued expenses at $0.008             1,250,000            875                                      9,125
Preferred stock issued February 1, 2005
   for loan payable at $0.008                 1,250,000            875                                      9,125
Common stock issued April 26, 2005
   for services at $0.0033                                                  4,000,000         2,800        10,400
Common stock issued April 26, 2005
   for accrued expenses at $0.0033                                          5,000,000         3,500        13,000
Common stock issued July 5, 2005
   for services at $0.001872                                                1,000,000           700         1,172
Net loss for the Year Ended
   December 31, 2005                                                                                                 (4,458,390)
                                           ------------   ------------   ------------  ------------  ------------  ------------
Balance, December 31, 2005                    5,000,000   $      3,500    798,157,996  $    558,711  $ 14,681,548  $(22,792,391)
                                           ============   ============   ============  ============  ============  ============

                                                Total
                                             Stockholders'
                                              Deficiency
                                             ------------
Balance, December 31, 2004                   $ (3,268,314)
Common stock issued January 18, 2005
   for services at $0.00355                       106,500
Common stock issued January 24, 2005
   for cash at $0.002                              20,000
Preferred stock issued February 1, 2005
   for accrued expenses at $0.008                  10,000
Preferred stock issued February 1, 2005
   for loan payable at $0.008                      10,000
Common stock issued April 26, 2005
   for services at $0.0033                         13,200
Common stock issued April 26, 2005
   for accrued expenses at $0.0033                 16,500
Common stock issued July 5, 2005
   for services at $0.001872                        1,872
Net loss for the Year Ended
   December 31, 2005                           (4,458,390)
                                             ------------
Balance, December 31, 2005                   $ (7,548,632)
                                             ============


                 See accompanying notes to financial statements.

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                          December 31, 2005 (Restated)

NOTE A - PRINCIPLES OF CONSOLIDATION AND NATURE OF BUSINESS

The consolidated financial statements include the accounts of Advanced Plant Pharmaceuticals, Inc. ("APPI") and its majority owned subsidiaries, Amazing Nutritionals, Inc. ("Amazing") acquired in January 2004, and Mazal Plant Pharmaceuticals, Inc. ("Mazal") acquired in December 2004. On June 6, 2005, APPI entered into a stock exchange agreement with AKID Corporation ("AKID") to exchange 7,000,000 shares of Mazal's common stock held by APPI for 20,000,000 shares of AKID common stock. AKID also acquired 3,130,000 shares of Mazal's outstanding shares from the remaining Mazal stockholders in exchange for 6,180,000 shares of its common stock. In connection with the merger, Mazal became a wholly owned subsidiary of AKID. Prior to the merger, AKID was a non-operating "shell" corporation. Pursuant to Securities and Exchange Commission rules, the merger of a private operating company, Mazal Plant Pharmaceuticals, Inc., into a non-operating public shell corporation with nominal assets, AKID, is considered a capital transaction. At the time of the merger, the officers and directors of AKID resigned and were replaced with the officers and directors of Mazal. For Financial Statement presentation, the merger has been reflected in the Financial Statements as though it occurred on December 31, 2004. In October 2005, AKID filed a name change to Mazal Plant Pharmaceuticals, Inc.

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

Going Concern Uncertainty and Management's Plans

As reflected in the accompanying financial statements, the Company has current liabilities in excess of current assets of $3,290,481, resulting in negative working capital and an accumulated deficit of $22,792,391. Management is presently seeking to raise permanent equity capital in the capital markets to eliminate negative working capital and provide working capital. Failure to raise equity capital or secure some other form of long-term debt arrangement will cause the Company to further increase its negative working capital deficit and could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                          December 31, 2005 (Restated)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                            Cash and Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. There are no cash equivalents at December 31, 2005 and 2004.

                                  Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109 ("SFAS" No. 109). Under this method, the Company recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements. The principal types of differences, which are measured at the current tax rates are the deductibility of stock based compensation for income tax purposes and net operating loss carry forwards. SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

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

                                   Inventories

Inventories are stated at the lower of cost or market on the first-in, first-out ("FIFO") basis. There was no inventory at December 31, 2005 and 2004.

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

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                          December 31, 2005 (Restated)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                          December 31, 2005 (Restated)

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
                                                     ========     ==========

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                          December 31, 2005 (Restated)

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

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                          December 31, 2005 (Restated)

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

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                          December 31, 2005 (Restated)

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

                     Due to Stockholder - Asset Acquisition

On July 16, 1999, the Company entered into a Technology Purchase Agreement ("agreement") with a related party consultant whereby the Company acquired exclusive rights and interests to a thirteen-step manufacturing process, which utilizes virtually all of the nutrients found in certain plants needed to manufacture herbal dietary health supplements. The purchase price to the related party consultant was 18,000,000 shares of the Company's common stock, which was to be issued to him in two phases. In 2001, the agreement called for 12,000,000 shares of the Company's common stock to be issued at the first phase. As of December 31, 2005 and 2004, none of the stock related to this agreement had been issued. The Company in 2000 accrued $1,440,000, which was managements' determination of the common stock value of the 12,000,000 shares at the time of the agreement. Due to the asset impairment discussed in Note G, management determined that no further amounts were due at December 31, 2005 or 2004, and therefore no outstanding liability was recorded for the additional 6,000,000 shares due pursuant to the agreement. During 2003, the Company paid $125,000 towards this liability. At December 31, 2005 and 2004 the balance due was $1,315,000.

In addition, the Company agreed to pay related consultant a royalty payment of $0.01 per bottle plus, 1% of the Company's suggested retail price of each bottle sold, plus 10% of the Company's net profits from the sale of products manufactured with the process. In the event the Company enters into an agreement with a third party for the sale of products manufactured with the process, the agreement must unconditionally provide for payment to the Company of not less than $20,000,000. Upon receipt of sale proceeds by the Company, the Company must issue to the related consultant 5,000,000 shares for each $20,000,000 paid to the Company, not to exceed 25,000,000 shares. Revenues to date have been insignificant and no payments or stock issuances to this related party consultant have been made to date.

                Loans Payable and Accrued Expenses - Stockholders

Loans payable - stockholders consists of unsecured, non-interest bearing short-term loans including cash for working capital and other expenses paid on behalf of the Company.

Accrued expenses - stockholders consists of accrued salaries and consulting fees.

Upon the resignation of C.J. Lieberman (the Related Party Consultant) as President in 1996, the Company retained him as a consultant. His current consultant's agreement dated June 10, 1999, provides for monthly consulting fees of $9,000, reimbursement of all direct expenses incurred while providing services to the Company and a five year option to purchase 750,000 shares of the Company's common stock at an exercise price of $0.02 per share. These options expired in June 2004, see Note I. In addition to $108,000 consulting expense pursuant to the consulting contract, the Related Party Consultant received 26,500,000 shares of common stock in payment for services rendered valued at $540,500 during the year ended December 31, 2004. No shares of common stock were issued to this consultant for services in 2005. The balance due the Related Party Consultant at December 31, 2005 and 2004 was $153,900 and $73,600, respectively.

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                          December 31, 2005 (Restated)

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

On February 20, 2000, the Company entered into an asset purchase agreement with Dr. Leonard Bielory (former Chairman of the Board of Directors of APPI who resigned in 2003) whereby the Company acquired the exclusive rights and interest to allergy and sinus formulations he developed ("Assets"). The purchase price included options to purchase 18,000,000 shares of the Company's common stock at an aggregate exercise price of $180. The options were to be issued in two phases. The first phase was completed in 2000 and the options, for 12,000,000 shares of common stock, required to purchase the assets were issued in 2000. The fair value of the 12,000,000 shares, as determined by management, was $1,079,880 and is included in intangible assets.

In addition, the Company agreed to pay Dr. Bielory a royalty payment of $0.01 per bottle plus, 1% of the Company's suggested retail price of each product sold, plus 10% of the Company's net profits from the sale of products manufactured with these Assets. In the event the Company enters into an agreement with a third party for the sale of products manufactured with these assets, the agreement must unconditionally provide for payment of not less than $20,000,000 either in lump sum or over a period of four years. Upon receipt of the sale proceeds by the Company, the Company shall issue to Dr. Bielory 5,000,000 shares for each $20,000,000 paid to the Company, not to exceed 25,000,000 shares. During the years ended December 31, 2005 and 2004 royalty expense amounted to $31 and $64, respectively.

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                          December 31, 2005 (Restated)

NOTE F - RELATED PARTY TRANSACTIONS (CONTINUED)

          Loans Payable and Accrued Expenses - Stockholders (Continued)



On March 15, 2000, the Company entered into a consulting agreement with Dr. Bielory whereby under the terms of the agreement, the Company is required to pay Dr. Bielory certain monthly amounts, some contingent on the Company achieving specified net profit levels.

During 2004, the Company paid down $20,000 of the liability due to Dr. Bielory by issuing 2,000,000 shares of common stock. At December 31, 2005 and 2004 the balance due was $110,782 and $110,755, respectively.

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

The Chief Financial Officer of Mazal entered into an employment agreement which had a monthly base of $2,900 and 75,000 shares of Mazal common stock upon signing. Salary expense amounted to $99,900 for the year ended December 31, 2005 and included monthly payments totaling $17,400 and 75,000 shares of Mazal common stock valued at $82,500. Prepaid expenses include $3,400 of prepaid salary payments at December 31, 2005.

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

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                          December 31, 2005 (Restated)

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
                                                ============      ============


Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", a long-lived asset group shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Due to a lack of sales in the five year period ending December 31, 2005, and no expected present value based on estimated future cash flows, the technology rights are deemed to have no fair value and an impairment loss in the amount of $20,020 and $428,360 was recognized in the years ended December 31, 2005 and 2004, respectively.

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

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                          December 31, 2005 (Restated)

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
                                      =================                          =================


                                 Stock Warrants

The following table summarizes transactions in stock warrants through December 31, 2005:

                                                          Weighted                               Weighted
                                                          Average                                Average
                                                          Exercise       Warrants                Exercise
                                       Warrants            Price        Exercisable               Price

 Granted in 2004                        7,000,000           .03          7,000,000                 .03
 Exercised
 Cancelled
                                      -----------                        ---------

 Balance at December 31, 2004           7,000,000           .03          7,000,000                 .03

 Granted
 Exercised
 Cancelled
                                     ------------                        ---------

 Balance at December 31, 2005           7,000,000           .03          7,000,000                 .03
                                        =========                        =========


As of December 31, 2005, there were 7,000,000 common stock warrants outstanding with a weighted average remaining life of 1.5 years and a weighted average price of $0.03.

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                          December 31, 2005 (Restated)

NOTE J - DEFERRED CREDIT

The deferred credit of $4,776,409 results from the issuance of common stock by Mazal for cash and services. At December 31, 2005, Mazal has negative equity and therefore no minority interest will be reflected until Mazal has positive equity.

Mazal stock issuances for the year ended December 31, 2005 are as follows:

In January 2005, Mazal issued 50,000 shares of its common stock to an employee at $0.0001 per share. The aggregate remuneration of $5 has been treated as stock based compensation and expensed in the current year.

In January 2005, Mazal issued 106,000 shares of its common stock to a consultant at $0.0001 per share. The aggregate remuneration of $11 has been treated as stock based compensation and expensed in the current year.

In March 2005, Mazal issued 100,000 shares of its common stock to its President at $0.0001 per share. The aggregate remuneration of $10 has been treated as stock based compensation and expensed in the current year.

In connection with a private placement on April 6, 2005, Mazal issued 100,000 shares of its common stock at $0.20 per share realizing $20,000.

On April 19, 2005, Mazal issued 120,000 shares of its common stock to a consultant at $0.20 per share. The aggregate remuneration of $24,000 has been treated as stock based compensation and expensed in the current year.

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

In September, 2005, Mazal issued 450,000 shares of its common stock to consultants at $0.417 per share. The aggregate remuneration of $187,650 has been treated as stock based compensation and expensed in the current year.

In connection with a private placement on October 31, 2005, Mazal issued 1,200,000 shares of its common stock at $0.40 per share realizing $182,000 after deducting costs amounting to $118,000 incurred in connection with the private placement. Mazal also issued options to purchase 1,000,000 shares of its common stock at an exercise price of $0.50 per share and are exercisable for three years. Stock based compensation of $569,656 has been recorded on the issuance of the options and expensed in the current year.

On November 15, 2005, Mazal issued 800,000 shares of its common stock to a consultant at $1.03 per share. The aggregate remuneration of $824,000 has been treated as stock based compensation and expensed in the current year.

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                          December 31, 2005 (Restated)

NOTE J - DEFERRED CREDIT (CONTINUED)

On December 7, 2005, Mazal issued 1,000,000 shares of its common stock to its former officers for consulting services at $1.25 per share. The aggregate remuneration of $1,250,000 has been treated as stock based compensation and expensed in the current year.

In connection with a private placement on December 13, 2005, Mazal issued 200,000 shares of its common stock at $0.40 per share realizing $50,000.

On December 15, 2005, Mazal issued 149,500 shares of its common stock for late filing of a registration statement, pursuant to the terms of a private placement agreement, at $1.15 per share. The aggregate remuneration of $171,925 has been treated as stock based compensation and expensed in the current year.

On December 19, 2005, Mazal issued 75,000 shares of its common stock to its chief financial officer at $1.10 per share. The aggregate remuneration of $82,500 has been treated as stock based compensation and expensed in the current year.

On December 19, 2005, Mazal issued 500,000 shares of its common stock for late filing of a registration statement, pursuant to the terms of a private placement agreement, at $1.10 per share. The aggregate remuneration of $550,000 has been treated as stock based compensation and expensed in the current year.

                                  Stock Options

The following table summarizes transactions in stock options through December 31, 2005:

                                                          Weighted                       Weighted
                                                          Average                        Average
                                                          Exercise    Options            Exercise
                                       Options            Price      Exercisable         Price
   Granted
   Exercised
   Cancelled
                                       ---------                     ---------
   Balance at December 31, 2004
   Granted                             1,000,000          $0.50      1,000,000           $0.50
   Exercised
   Cancelled
                                       ---------                     ---------
   Balance at December 31, 2005        1,000,000          $0.50      1,000,000           $0.50
                                       =========                     =========

As of December 31, 2005, there were 1,000,000 common stock options outstanding with a weighted average remaining life of 2.83 years and a weighted average price of $0.50.

Assumptions used to value stock options issued by Mazal are as follows:

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

During the year ended December 31, 2005, Mazal recorded $569,656 of expense on the issuance of stock options.

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                          December 31, 2005 (Restated)


NOTE K - FORGIVENESS OF DEBT

Forgiveness of debt income in the amount of $638,291 for the year ended December 31, 2005, represents old accounts payable and accrued expenses from prior years due to vendors and suppliers of the Company which will not be paid. No income taxes have been calculated on the debt forgiveness as the Company has net operating losses. The Company considers the write-off to be an extraordinary item as it is not part of the ordinary and typical activities of the Company.

NOTE L - SUBSEQUENT EVENTS

APPI

The gain on sale of investment resulted from the sale of 500,000 shares of common stock of Amazon Biotech, Inc., an affiliated company, for $70,000 on June 22, 2006. The Company received $65,000 and $5,000 is included in miscellaneous receivables. The stock had a basis of $500.

The gain on sale of investment also includes the transfer on June 22, 2006, of 1,200,000 shares of common stock of Amazon Biotech, Inc., to three officers of the Company in payment of accrued salaries - officers in the amount of $168,000 and compensation in the amount of $72,000. The stock had a basis of $1,200.

On July 10, 2006, the Company entered into an agreement of settlement and release with a significant stockholder of the Company whereby the Company transferred 16,000,000 shares of common stock it held in Mazal in payment of accrued consulting fees of approximately $151,900, due to stockholder - asset acquisition of $1,315,000, loan payable stockholder of approximately $13,700 and stock based compensation of approximately $4,919,400.

On July 10, 2006, the Company entered into an agreement of settlement and release with an officer of the Company whereby the Company transferred 1,000,000 shares of common stock it held in Mazal in payment of accrued salaries of approximately $102,000 and stock based compensation of approximately $298,000.

On July 25, 2006, the Company entered into an agreement of settlement and release with its President and transferred 200,000 shares of common stock of Amazon Biotech, Inc., held as an investment, as payment of $34,000 of accrued salary.

Mazal

On January 24, 2006, Mazal issued 200,000 shares of its common stock to a consultant at $1.08 per share. The aggregate remuneration of $216,000 will be treated as stock based compensation and expensed in 2006.

On January 25, 2006, Mazal issued 100,000 shares of its common stock to its President at $1.08 per share. The aggregate remuneration of $108,000 will be treated as stock based compensation and expensed in 2006.

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                          December 31, 2005 (Restated)

NOTE L - SUBSEQUENT EVENTS (CONTINUED)

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

On July 17, 2006, Mazal entered into a consulting agreement whereby the consultant is to introduce medical clinics and assist in the development of clinical trials for Mazal for a term of one year. Either party may terminate the contract with or without cause upon thirty days written notice. The agreement calls for the issuance of 500,000 shares of Mazal's common stock upon signing and 1,500,000 shares of Mazal's common stock upon Mazal receiving a letter of intent from a medical center that has previously performed clinical trials for a major pharmaceutical company, to perform clinical trials at competitive rates, in which at least one third (33%) of the payment shall be in shares of the Mazal's common stock.

On July 31, 2006, Mazal entered into an Interim Letter of Agreement for a Phase I/II, double-blind, placebo and active-controlled, randomized, parallel-group study to evaluate the safety and efficacy of MAHDL01 alone and as an adjunct to statin therapy, versus placebo or statin therapy alone, in increasing HDL in subjects with hypoalphalipoproteinemia who are maintaining a restricted diet. The agreement calls for a minimum number of subjects of ten and a maximum of four hundred. Mazal is responsible for all external direct trial expenses. The consultant will receive $2,500 per subject who completes the study, where fifty percent (50%) will be paid in cash and the remaining fifty percent (50%) will be paid in shares of Mazal's common stock.

NOTE M - RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the classifications used in 2005.

NOTE N - RESTATEMENT

The balance sheet at December 31, 2005, was restated to properly reflect accounts payable and the issuance of common stock by Mazal. The effect of these changes was to increase total current liabilities by $8,300, decrease the deferred credit by $490,304 and decrease accumulated deficit by $482,004.

The statement of operations for the year ended December 31, 2005, was restated to properly reflect salaries and consulting fees - officers, and selling, general and administrative expenses for the additional payable and the decrease in stock based compensation. The effect of these changes was to decrease the net loss in the amount of $482,004.