Form 10QSB
period 2006-09-30
ADVANCED PLANT PHARMACEUTICALS INC
filed 2006-11-20
CIK 943535

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to ________

                        Commission file number: 000-30256

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                 (Name of small business issuer in its charter)

            Delaware
(State or other jurisdiction of                           59-276023
 incorporation or organization)             (I.R.S. Employer Identification No.)

          43 West 33rd Street
           New York, New York                                10001
(Address of principal executive offices)                  (Zip Code)

                                 (212) 695-3334
                           (Issuer's telephone number)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|  No |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

      As of November 1, 2006, the issuer had 798,157,996 shares of its common stock issued and outstanding.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                              September 30,   December 31,
                                                                   2006           2005
                                                                Unaudited      (Restated)
                                                              -------------   ------------
                                     ASSETS
CURRENT ASSETS
  Cash                                                         $         43   $     11,688
  Accounts receivable                                                                1,188
  Miscellaneous receivable                                            5,000
  Prepaid expenses - officers                                                       31,550
                                                               ------------   ------------
    Total Current Assets                                              5,043         44,426
OFFICE EQUIPMENT, net of accumulated depreciation of $3,778
  and $2,942, respectively                                              575          1,411
OTHER ASSETS
  Goodwill                                                           10,406         10,406
  Due from related company                                           13,500          9,000
  Other assets                                                        5,244          7,144
                                                               ------------   ------------
                                                                     29,150         26,550
                                                               ------------   ------------
    Total Assets                                               $     34,768   $     72,387
                                                               ============   ============
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Bank overdraft                                               $     10,032   $      7,977
  Accounts payable                                                  265,098        192,371
  Accrued expenses                                                  363,198        229,794
  Accrued expenses - officers                                     1,136,149      1,220,481
  Due to distributor
  Due to stockholder - asset acquisition                                         1,315,000
  Deposits to acquire common stock                                   52,275
  Loans payable - stockholders                                      368,180        369,290
                                                               ------------   ------------
    Total Current Liabilities                                     2,194,932      3,334,913
DEFERRED CREDIT                                                   6,440,200      4,286,105

STOCKHOLDERS' DEFICIENCY
  Preferred stock, authorized 10,000,000 shares;
    $0.0007 par value; 5,000,000 shares issued
    and outstanding at September 30, 2006 and
    December 31, 2005                                                 3,500          3,500
  Common stock, authorized 880,000,000
    shares; $0.0007 par value; 798,157,996
    shares issued and outstanding at September 30,
    2006 and December 31, 2005                                      558,711        558,711
  Additional paid-in capital                                     21,753,553     14,681,548
  Accumulated deficit                                           (30,916,128)   (22,792,390)
                                                               ------------   ------------
  Total Stockholders' Deficiency                                 (8,600,364)    (7,548,631)
                                                               ------------   ------------
    Total Liabilities and Stockholders' Deficiency             $     34,768   $     72,387
                                                               ============   ============

                 See accompanying notes to financial statements.

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                             For the Three Months Ended     For the Nine Months Ended
                                                    September 30,                  September 30,
                                            ---------------------------   ----------------------------
                                                 2006           2005           2006           2005
                                            ------------   ------------   ------------   -------------
                                                            (Restated)                     (Restated)
REVENUE - SALES                             $      3,224   $      1,458   $      7,775   $      7,387
COSTS AND EXPENSES
  Cost of goods sold                               3,450            122          3,450          1,948
  Salaries and consulting fees - officers      5,452,341        159,197      5,877,741        424,610
  Selling, general and administrative
    expenses                                   1,716,426        249,323      2,314,597        655,504
  Depreciation                                       279            279            837            838
                                            ------------   ------------   ------------   ------------
    Total Costs and Expenses                   7,172,496        408,921      8,196,625      1,082,900
                                            ------------   ------------   ------------   ------------
NET OPERATING LOSS                            (7,169,272)      (407,463)    (8,188,850)    (1,075,513)
OTHER INCOME (EXPENSE)
  Gain on sale of investment                                                    69,500
  Interest expense                                  (220)        (2,042)        (4,388)        (2,072)
                                            ------------   ------------   ------------   ------------
    Net Other Income (Expense)                      (220)        (2,042)        65,112         (2,072)
                                            ------------   ------------   ------------   ------------
INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                          (7,169,492)      (409,505)    (8,123,738)    (1,077,585)
EXTRAORDINARY ITEM
  Forgiveness of debt (net of income
    Taxes of $0)                                                638,291                       638,291
                                            ------------   ------------   ------------   ------------
NET INCOME (LOSS)                           $ (7,169,492)  $    228,786   $ (8,123,738)  $   (439,294)
                                            ============   ============   ============   ============
NET INCOME (LOSS) PER SHARE OF
    COMMON STOCK                            $       (.01)  $        .00   $       (.01)  $       (.00)
                                            ============   ============   ============   ============
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                       798,157,996    798,114,518    798,157,996    790,978,509
                                            ============   ============   ============   ============

                 See accompanying notes to financial statements.

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                         For the Nine Months Ended
                                                                September 30,
                                                         -------------------------
                                                             2006          2005
                                                         -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $(8,123,738)   $ (439,294)
  Adjustments to reconcile net loss to cash flows
    used in operating activities
      Stock issued for services                            1,947,500       183,165
      Gain on sale of investment                             (69,500)
      Gain on forgiveness of debt                                         (638,291)
      Stock held for investment issued for services        5,289,741
      Depreciation expense                                       837           838
  Changes in assets and liabilities:
    Decrease in accounts receivable                            1,188           306
    Increase in inventory                                                   (1,014)
    Decrease (increase) in prepaid expenses - officers        31,550        (5,000)
    Increase in due from related company                      (4,500)       (6,250)
    Increase in accounts payable                              72,727        18,216
    Increase in accrued expenses                             133,403       175,162
    Increase in accrued expenses - officers                  371,218       242,357
                                                         -----------    ----------
      Net cash used in operating activities                 (349,574)     (469,805)
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for intangible assets                                           (5,579)
  Due from related parties                                    65,000
                                                         -----------    ----------
      Net cash provided by (used in) investing
        activities                                            65,000        (5,579)
CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                               2,055         3,035
  Cash acquired in acquisition of subsidiary
  Loans payable - stockholders' - net                         12,599        83,759
  Increase in deposits to acquire common stock                52,275        96,625
  Proceeds from issuance of Mazal common stock               206,000
  Proceeds from issuance of common stock                                   291,480
                                                         -----------    ----------
    Net cash provided by financing activities                272,929       474,899
                                                         -----------    ----------
    Net (decrease) increase in cash                          (11,645)         (485)
CASH AT BEGINNING OF PERIOD                                   11,688         1,045
                                                         -----------    ----------
CASH AT END OF PERIOD                                    $        43    $      560
                                                         ===========    ==========

                 See accompanying notes to financial statements.

              ADVANCED PLANT PHARMACEUTICALS, INC AND SUBSIDIARIES

                                                                       For the Nine Months Ended
                                                                             September 30,
                                                                       -------------------------
                                                                            2006        2005
                                                                         ----------   --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  CASH PAID
    Interest                                                             $    4,388   $  2,072

  NON-CASH INVESTING AND FINANCING ACTIVITIES
    Issuance of common stock for services                                             $183,165
    Issuance of preferred stock in payment of loans payable
      to stockholders                                                                   10,000
    Issuance of preferred stock in payment of accrued expenses
      to stockholders                                                                   10,000
    Issuance of common stock in payment of accrued expenses                             16,500
    Purchase of intangible assets for loan payable to stockholder                       19,000
    Issuance of Mazal common stock for services classified as
      a deferred credit                                                  $1,947,500
    Miscellaneous receivable from sale of stock held for investment           5,000
    Issuance of stock held for investment in payment of accrued
      expenses - officers                                                   455,550
    Issuance of stock held for investment in payment of due to
      stockholder - asset acquisition                                     1,315,000
    Issuance of stock held for investment in payment of loans
      payable - stockholders                                                 13,709
    Gain on stock held for investment transferred to related parties
      in payment of debt classified as additional paid-in capital         7,072,005

                 See accompanying notes to financial statements.

              ADVANCED PLANT PHARMACEUTICALS, INC AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE A - CONDENSED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosure, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed and omitted. The results of operations for the three and nine month periods ended September 30, 2006 are not indicative of the results of operations for the year ended December 31, 2006. The condensed financial statements should be read in conjunction with the Company's financial statements included in its annual Form 10 KSB for the year ended December 31, 2005.

NOTE B - STOCK WARRANTS

At September 30, 2006, the Company had outstanding warrants to purchase 7,000,000 shares of the Company's common stock at a price of $.03 per share. The warrants are exercisable and expire at various dates through 2007.

NOTE C - COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with nine employees and a consulting contract with a key consultant, who are also stockholders of the Company and Mazal Plant Pharmaceuticals, Inc. ("Mazal"). At September 30, 2006, the Company has a total liability for accrued salaries and consulting expense to stockholders of $995,868. There could be certain payroll tax liabilities owed to the IRS on some of the payments for services to certain consultants that were paid in prior years, pursuant to these employment agreements.

NOTE D - DEPOSITS TO ACQUIRE COMMON STOCK

The deposits to acquire common stock at September 30, 2006 in the amount of $52,275 represents deposits to acquire shares of Mazal common stock. The deposits are non-interest bearing.

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

On July 1, 2006, Mazal approved the issuance of 244,000 shares of its common stock at $0.25 per share pursuant to a private placement realizing $61,000.

On July 31, 2006, Mazal issued 2,000,000 shares of its common stock to a consultant at $0.80 per share. The aggregate remuneration of $1,600,000 has been treated as stock based compensation and expensed in the current period.

              ADVANCED PLANT PHARMACEUTICALS, INC AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE E - RELATED PARTIES STOCK AND ASSET TRANSACTIONS (CONTINUED)

On September 6, 2006, Mazal issued 50,000 shares of its common stock to a consultant at $0.47 per share. The aggregate remuneration of $23,500 has been treated as stock based compensation and expensed in the current period.

Additional paid-in capital includes $272,600 for the transfer of 1,400,000 shares of common stock of Amazon Biotech, Inc., to three officers of the Company in payment of accrued salaries - officers in the amount of $202,000 and compensation in the amount of $72,000. The stock had a basis of $1,400.

Additional paid-in capital includes $6,799,405 for the transfer of 17,000,000 shares of common stock of Mazal, held as an investment by the Company, to two officers in payment of accrued salaries - officers of $253,550, due to stockholder - asset acquisition of $1,315,000, loans payable - stockholders of $13,709, and compensation of $5,217,741. The stock had a basis of $595.

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

NOTE G - GOING CONCERN

As reflected in the accompanying financial statements, the Company has current liabilities in excess of current assets of $2,189,889, resulting in negative working capital and an accumulated deficit of $30,916,128. Management is presently seeking to raise permanent equity capital in the capital markets to eliminate negative working capital and provide working capital. Failure to raise equity capital or secure some other form of long-term debt arrangement will cause the Company to further increase its negative working capital deficit and could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE H - BUSINESS DEVELOPMENT

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

              ADVANCED PLANT PHARMACEUTICALS, INC AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE H - BUSINESS DEVELOPMENT (CONTINUED)

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

Item 2. Management's Discussion and Analysis or Plan of Operations.

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

RESULTS OF OPERATIONS

Basis of Presentation

The results of operations set forth below for the periods ended September 30, 2006 and September 30, 2005 are those of the continuing operations of Advanced Plant Pharmaceuticals, Inc.

The following table sets forth, for the periods indicated, certain selected financial data from continuing operations:

                                         Three Months Ended        Nine Months Ended
                                            September 30,             September 30,
                                      -----------------------   -------------------------
                                          2006         2005        2006          2005
                                      -----------   ---------   -----------   -----------
Revenue                               $     3,224   $   1,458   $     7,775   $     7,387
Cost of Goods Sold                          3,450         122         3,450         1,948
Selling, general and administrative     1,716,426     249,323     2,314,597       655,504
Salaries and Consulting Fees            5,452,341     159,197     5,877,741       424,610
Depreciation                                  279         279           837           838
                                      -----------   ---------   -----------   -----------
Net Operating Loss                    $(7,169,272)  $(407,463)  $(8,188,850)  $(1,075,513)
                                      -----------   ---------   -----------   -----------

Comparison of the Three Months Ended September 30, 2006 versus September 30,
2005

Revenues

Revenues for the three month period ended September 30, 2006 were $3,224 as compared to $1,458 for the three month period ended September 30, 2005, which represents an increase of $1,766. This increase in revenues from the prior year is primarily due to more purchases from our exclusive distributors.

Cost and Expenses

Costs of goods sold for the three month period ended September 30, 2006 were $3,450 as compared to $122 for the three month period ended September 30, 2005, an increase of $3,328. This increase was primarily due to the use of product in connection with clinical trials. Our selling, general and administrative (SG&A) expenses increased to $1,716,426 in the three month period ended September 30, 2006 from $249,323 in the comparable period for 2005. This increase in SG&A expenses is primarily based on stock issued for services.

Our salaries and consulting fees increased to $5,452,341 for the three months ended September 30, 2006 from $159,197 for the comparable period in 2005. This increase results from the transfer of stock held for investment to three officers and stockholders for services.

Our cost of goods sold as a percentage of revenue increased to 107% in the three month period ended September 30, 2006 from 8% in the comparable period in 2005. This increase was primarily attributable to the use of product in connection with clinical trials.

Net Operating Loss

We had a net operating loss of $7,169,272 for the three months ended September 30, 2006 compared to a net operating loss of $407,463 for the comparable period in 2005. We had higher operating losses compared to the comparable period for 2005 due to significant increases in salaries, consulting fees, and selling, general, and administrative expenses.

Net Loss and Net Loss Per Share

Our net loss and net loss per share was $7,169,492 and $0.01 for the three month period ended September 30, 2006, as compared to net income and earnings per share of $228,786 and $0.00 for the three month period ended September 30, 2005, an increase of $7,398,278. This increase in loss was due primarily to significant increases in salaries, consulting fees, and selling, general, and administrative expenses.

Other Matters

We do not anticipate any material capital expenditures and believe that any such expenditures will be in the natural course of our business. We do not have any significant elements of income or loss that do not arise from our continuing operations and our business is not seasonal. We believe that the impact of inflation on our operations since our inception has not been material.

Comparison of the Nine Months Ended September 30, 2006 versus September 30, 2005

Revenues

Revenues for the nine month period ended September 30, 2006 were $7,775 as compared to $7,387 for the nine month period ended September 30, 2005, which represents an increase of $388. This increase in revenues from the prior year is primarily due to more purchases from our exclusive distributors.

Cost and Expenses

Costs of goods sold for the nine month period ended September 30, 2006 were $3,450 as compared to $1,948 for the nine month period ended September 30, 2005, an increase of $1,502. This increase was primarily due to the use of product in connection with clinical trials. Our selling, general and administrative (SG&A) expenses increased to $2,314,597 in the nine month period ended September 30, 2006 from $655,504 in the comparable period for 2005. This increase in SG&A expenses is primarily based on stock issued for services.

Our salaries and consulting fees increased to $5,877,741 for the nine months ended September 30, 2006 from $424,610 for the comparable period in 2005. This increase results from the transfer of stock held for investment to three officers and stockholders for services.

Our cost of goods sold as a percentage of revenue increased to 44% in the nine month period ended September 30, 2006 from 26% in the comparable period in 2005. This increase was primarily attributable to the use of product in connection with clinical trials.

Net Operating Loss

We had a net operating loss of $8,188,850 for the nine months ended September 30, 2006 compared to a net operating loss of $1,075,513 for the comparable period in 2005. We had higher operating losses compared to the comparable period for 2005 due to significant increases in salaries, consulting fees, and selling, general, and administrative expenses.

Net Loss and Net Loss Per Share

Our net loss and net loss per share was $8,123,738 and $0.01 for the nine month period ended September 30, 2006, as compared to $439,294 and $0.00 for the nine month period ended September 30, 2005, an increase of $7,684,444. This increase was due primarily to due primarily to significant increases in salaries, consulting fees, and selling, general, and administrative expenses.

Liquidity and Capital Resources

At September 30, 2006, we had working capital deficiency of $2,189,889 as compared to $3,290,487 at September 30, 2005. We had cash of $43 at September 30, 2006, compared to having cash of $560 at September 30, 2005.

Our operating activities used $349,574 for the nine months ended September 30, 2006 compared to using $469,805 in the nine months ended September 30, 2005. Our operating loss of $8,123,738 was significantly offset by stock issued for services and stock held for investment issued for services and payment of liabilities.

Net cash flows provided by investing activities was $65,000 for the nine months ended September 30, 2006, compared to net cash flows used in investing activities of $5,579 in the nine months ended September 30, 2005. These cash flows were related to an amount due from related parties.

Net cash flows provided by financing activities were $272,929 for the nine months ended September 30, 2006, compared to net cash provided by financing activities of $474,899 in the nine months ended September 30, 2005.

We anticipate that we will need additional financing to finance our proposed growth over the next 12 months. We are currently looking to raise such amount via a private placement of our debt and/or equity securities. There are no assurances that we will be able to raise the requisite funds. If we are unable to secure financing we may need to curtail our growth plans. Our working capital is not sufficient to meet our obligations. These factors raise substantial doubt about our ability to continue as a going concern. If we need to obtain capital, no assurance can be given that we will be able to obtain this capital on acceptable terms, if at all. In such an event, this may have a materially adverse effect on our business, operating results and financial condition. If the need arises, we may attempt to obtain funding through the use of various types of short term funding, loans or working capital financing arrangements from banks or financial institutions.

      The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions.

Off-Balance Sheet Arrangements

      We do not have any off-balance sheet arrangements.

Item 3. Controls and Procedures.

      As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and principal financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange
Act). Based upon this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure There was no change in our internal controls or in other factors that could affect these controls during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      We are not currently a party to any legal proceedings required to be described in response to Item 103 of Regulation S-B.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      None.

Item 3. Defaults Upon Senior Securities.

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

Item 5. Other Information.

      In the 3rd quarter of 2006, the Company transferred certain of the Mazal Plant Pharmaceuticals (fka Akid Corporation) common stock held by it as follows:
(i) 16 million shares were transferred to a significant stockholder/related party consultant in payment of accrued consulting fees and loans payable and
(ii) 1 million shares to an employee as payment of accrued salary.

      Prior to these transactions, the Company held 20 million shares of Mazal common stock, or approximately 53%, based on approximately 38 million shares outstanding at 6/30/06. After consummation of these transactions, the Company now holds approximately 8% of Mazal's outstanding common stock.

Item 6. Exhibits.

EXHIBIT
   NO.     IDENTIFICATION OF EXHIBIT
--------   ---------------------------------------------------------------------
3.1        Certificate of Incorporation (2)

3.2        Agreement and Plan of Merger (2)

3.3        Bylaws (2)

10.1 Asset Purchase Agreement entered into between APPI and Amazing Nutritionals (1)

10.2 Asset Purchase Agreement entered into between APPI and Mazal Plant Pharmaceuticals (1)

31.1 * Certification of David Lieberman, President, Chief Executive Officer and Chief Financial Officer of Advanced Plant
           Pharmaceuticals, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.

32.1 * Certification of David Lieberman, President, Chief Executive Officer and Chief Financial Officer of Advanced Plant
           Pharmaceuticals, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

----------
(1)  Filed as an exhibit to the Form 10-KSB filed on April 14, 2004.

(2) Filed as exhibits to Form 10-SB, dated, July 23, 1999, as amended from time to time

*    Filed Herewith

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ADVANCED PLANT PHARMACEUTICALS, INC.

Dated: November 20, 2006
                                       By /s/ David Lieberman
                                          -------------------------------------
                                       David Lieberman
                                       President, Chief Executive Officer, Chief
                                       Financial Officer and Sole Director
                                       (Principal Executive, Financial and
                                       Accounting Officer)