Form 10QSB/A
period 2006-09-30
ADVANCED PLANT PHARMACEUTICALS INC
filed 2007-01-09
CIK 943535

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      As of November 1, 2006, the issuer had 798,157,996 shares of its common stock issued and outstanding.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                EXPLANATORY NOTE

This 10QSB/A for the period ended September 30, 2006 is being filed to correct an error on the cover page of our 10QSB for such period originally filed on November 20, 2006 where we inadvertently checked the box "yes" for shell company status. This 10QSB/A correctly checks the "no" box as to our shell company status.

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

                                       ADVANCED PLANT PHARMACEUTICALS, INC.

Dated: January 9, 2007
                                       By /s/ David Lieberman
                                          -------------------------------------
                                       David Lieberman
                                       President, Chief Executive Officer, Chief
                                       Financial Officer and Sole Director
                                       (Principal Executive, Financial and
                                       Accounting Officer)