Form 10KSB
period 2006-12-31
ADVANCED PLANT PHARMACEUTICALS INC
filed 2007-04-20
CIK 943535

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                   FORM 10-KSB

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _____ TO __________

                          Commission File No. 000-29462

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                59-2762023
------------------------------                  -------------------
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)              Identification No.)

        43 West 33rd Street New York, NY              10001
     ---------------------------------------        ----------
     (Address of principal executive office)        (Zip Code)

Registrant's telephone number, including area code:  (212) 695-3334

      ---------------------------------------------------------------------
               Former name, former address and former fiscal year,
                         (if changed since last report)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes |X| No |_|

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-k.

Indicate by a check mark whether the registrant is a large accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Indicate by a check mark whether the registrant is a shell Company (as defined by Rule 12b-2 of the Act). Yes |_| No |X|


APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

866,382,384 shares of Common Stock, $.0007  par value, as of   April 17, 2007.

State issuer's revenues for its most recent fiscal year ended December 31, 2006:
$12,144.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to, as of April 17, 2007 was approximately $2,362,000 based on a closing bid price of $0.003 and a total of approximately 787,382,000 shares held by non-affiliates.

APPLICALBE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

                  (Proceedings during the preceding five years)

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes |_|                          No |_|                      Not Applicable |X|

DOCUMENTS INCORPORATED BY REFERENCE:

Form 10-KSB for the year ended December 31, 2005 and all amendments thereto

All quarterly reports filed on Form 10-QSB for the  2006 fiscal year

                  ADVANCED PLANT PHARMACEUTICALS, INC.

                         Form 10-KSB - Index

For the Fiscal Year Ended December 31, 2006

PART I
                                                                            Page

        Item 1.    Description of Business                                     1

        Item 2.    Description of Properties                                   7

        Item 3.    Legal Proceedings                                           7

        Item 4.    Submission of Matter to a Vote of                           8
                   Security Holders

        PART II

        Item 5.    Market for Common Equity and Related
                   Stockholder Matters                                         8

        Item 6.    Management's Discussion and Analysis                       10

        Item 7.    Financial Statements                                       12

        Item 8.    Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosures                    13

        Item 8A.   Controls and Procedures                                    13

        Item 8B.   Other Information                                          13

        PART III

        Item 9.    Directors and Executive Officers of the
                   Registrant; Compliance with Section 16(a)                  13

        Item 10.   Executive Compensation                                     15

        Item 11.   Security Ownership of Certain Beneficial
                   Owners and Management                                      15

        Item 12.   Certain Relationships and Related Transactions             17

        PART IV

        Item 13.   Exhibits                                                   20

        Item 14.  Principal Accountant Fees and Services                      21
                    Signatures

        This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "our company believes," "management believes" and similar language. These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under Item 1. "Description of Business" and Item 6. "Management's Discussion and Analysis", including under the heading "- Risk Factors" under Item 6. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe such comparisons cannot be relied upon as indicators of future performance.

                                             PART I

ITEM 1. BUSINESS

         Advanced Plant Pharmaceuticals, Inc. ("we" "us" "our" the "Company" or "APPI" ) has through 2006 continued to focus on the research and development of plant based dietary supplements. During July 1999, the Company acquired exclusive rights and interests to a thirteen-step process which utilizes virtually the whole of the nutrients found in plants to manufacture all natural herbal dietary supplements.

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

         Amazing Nutritions, Inc. has had no operations and is no longer considered a variable interest entity as defined by FIN 46R. Its operations were consolidated through September 30, 2006 and is included in discontinued operations.

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

         During 2006, we transferred a majority of our equity holdings in Mazal to satisfy outstanding liabilities and the financial statements of Mazal are no longer included with our financial statements.

Our Products:

During 2006, we marketed the following products:

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

o Lo-Chol - Lo-Chol's formula is derived from the "whole plant" parts of six selected plants that work in concert to help tip your lipid balance (good and bad cholesterol) towards a more normal level. These six plants are synergistically combined using a proprietary "whole plant technology" (a special pharmaceutical-grade process) that delivers virtually all the natural phyto-chemicals and active ingredients in the plants. Unlike most herbal supplements on the market, Lo-Chol does not contain any extracts. Instead, it utilizes the entire part of a specific plant that is processed and standardized to deliver optimum potency and nutritional benefits.

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

During 2006 we generated revenues from the sale of Sinusol and Lo-Chol.

Employees

As of December 31, 2006, we had a total of three employees, none of which are full time employees. Of these employees, one is involved in business development, one in sales and one in finance. We also employed 1 consultant as of December 31, 2006 who was involved in business development and financing activities. None of our employees are represented by a labor union and we have not entered into a collective bargaining agreement with any union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Subsequent Events:

          On January 16, 2007, the Company acquired all of the outstanding equity of World Health Energy, Inc., a Delaware corporation pursuant to the terms and conditions of a Securities Purchase Agreement and Plan of Reorganization (the "Agreement") dated as of January 9, 2007 by and among APPI, WHE and the stockholders of WHE. Pursuant to the Agreement, APPI agreed to issue 55,000,000 shares of its common stock, par value $0.0007 per share (the "Shares") to Edwin Zhao and David Miedzygorski, the sole stockholders of WHE as follows: (i) 5,000,000 Shares at Closing and (ii) 50,000,000 Shares within 3 days of the filing of an amendment to APPI's Articles of Incorporation with the Delaware Secretary of State to either (A) increase the Company's authorized Common Stock to at least 930,000,000 (a " Capitalization Increase ") or (B) to effectuate a reverse split of the Company's Common Stock (the " Reverse Split "). If the Company effects a Reverse Split prior to any Capitalization Increase, the Remaining Shares due Selling Stockholders shall be proportionately reduced to give effect to the Reverse Split.

          To date, the Company, has not increased its capitalization or authorized any type of reverse split.

Business of  World Health Energy:

         World Health Energy ("WHE") is a developmental stage company with limited operations to date.

         World Health Energy Inc. ("WHE") is an emerging energy company. The primary objective of the business is to produce and market high-quality, low-cost B100 biodiesel with a view towards creating energy independence. In addition to the production of biodiesel, the Company will design and manufacture biodiesel production plants in varying capacities to meet the demand of the market, thereby, providing much needed complementary renewable energy solutions to the international biodiesel communities. The Company hopes to develop strategic alliances and partnerships with proposed leased and owned facilities and make resale arrangements with international energy suppliers.

         World Health Energy intends to align itself with strategic partners to service local and global distributors and corporations seeking lower rates, high quality biodiesel and biodiesel manufacturing plants. WHE intends to enter into cooperative agreements with farming communities and local governments.

        World Health Energy intends to establish biodiesel production operations and to acquire alliances, partnerships and joint ventures with other like minded parties interested in biodiesel technology. WHE plans to offer leadership models, marketing support services and financial support to our acquired alliances, partnerships and joint ventures and to service them for fees and percentages of the operations.

         World Health Energy's primary marketing objective will be to utilize existing, well-established distribution channels in each of the markets it enters, and train the local channel partners in the features and cost benefits of World Health Energy's products and services. The company will support this strategy with cooperative print marketing programs, web site information services, and direct sales efforts through resellers.

         Biodiesel technology although used in Europe for twenty years is a pioneering technology in North America and Asia. World Health Energy's main competitors in the future may arise from the larger oil distribution operation companies, Exxon, Shell, PetroCanada, and the new private companies that are also gearing to capitalize from the explosion of biodiesel growth. Most of these companies will have far greater capital resources than WHE. If we are to stay competitive, we must be able to offer the products on a cost competitive basis and provide superior customer service.

         WHE has targeted a community in northwest Florida to introduce its first product. Further development of this operation will be first subject to entering into a long term land lease program which will enable us to install our first bio-fuel facility.

         WHE believes that it will require a minimum of $700,000 to commence commercial operations. Significant additional sums will be required to implement the WHE business plan. There is currently no existing commitment for any type of funding, nor can there be any assurance that funding will be available at any time in the future. Without adequate funding, it is unlikely that WHE will be able to commence commercial operations .

                                  RISK FACTORS

          Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected and you could lose all of your investment in our company.

RISKS ASSOCIATED WITH THE COMPANY'S PROSPECTIVE BUSINESS AND OPERATIONS

It is unlikely that we will be able to sustain profitability in the future.

         We incurred significant losses in 2006 and there can be no assurance that we will be able to reverse this trend. Even if we are able to successfully expand our operations and implement our new business strategy, there can be no assurance that we will be able to operate profitably.

Our Independent Registered Public Accounting Firm has issued a going concern opinion.

         Due to our operating losses and deficits, our independent registered public accounting firm in their financial statements have raised substantial doubts about our ability to continue as a going concern. If we are not able to continue as a going concern, our operations will terminate and any investment in the Company will likely become worthless.

We will require additional financing to continue our operations.

         We will require a significant infusion of capital to sustain our operations or implement our business plan. There are no plans, agreements, commitments or understandings with respect to any type of future financing. Future financing will likely involve the sale of our common stock. Given the current price of our common stock, it is unlikely that we will be able to secure the amount of financing we desire. Alternatively, if we are required to issue shares of common stock, current shareholders will be diluted.

The loss of key members of our senior management team could adversely affect the execution of our business strategy and our financial results.

     We believe that the successful execution of our business strategy and our ability to build upon the restructuring we have undertaken depends on the continued employment of Mr. Lieberman and key employees from World Health. If Mr. Lieberman or any members of our senior management team become unable or unwilling to continue in their present positions, our financial results and our business could be materially adversely affected.

We have had little success with our current business operations and there can be no assurance that our new business venture will be successful.

         We will continue to operate our current business until and unless we secure sufficient financing for World Health Energy. World Health Energy is a developmental stage company. There can be no assurance that World Health Energy will be able to successfully implement its planned business model. While its officers have significant experience in the field, without proper financing and/or government grants, it is highly unlikely that World Health Energy will be able to implement its business plan.

World Health will face intense competition from larger, better capitalized companies

         We have a negative net worth. In order for us to implement our business plan, we will require a significant capital infusion. Even if we are successful in securing financing, there can be no assurance that we will be able to compete with larger better capitalized companies.

Risks Related to the Company's Common Stock

The Company does not expect to pay dividends in the foreseeable future.

     The Company has never paid cash dividends on its common stock and has no plans to do so in the foreseeable future. The Company intends to retain earnings, if any, to develop and expand its business.

"Penny stock" rules may make buying or selling the common stock difficult and severely limit their market and liquidity.

     Trading in the Company's common stock is subject to certain regulations adopted by the SEC commonly known as the "Penny Stock Rules". The Company's common stock qualifies as penny stock and is covered by Section 15(g) of the Securities and Exchange Act of 1934, as amended (the "1934 Act"), which imposes additional sales practice requirements on broker/dealers who sell the Company's common stock in the market. The "Penny Stock" rules govern how broker/dealers can deal with their clients and "penny stock". For sales of the Company's common stock, the broker/dealer must make a special suitability determination and receive from clients a written agreement prior to making a sale. The additional burdens imposed upon broker/dealers by the "penny stock" rules may discourage broker/dealers from effecting transactions in the Company's common stock, which could severely limit its market price and liquidity. This could prevent investors from reselling our common stock and may cause the price of the common stock to decline.

       Although the Company's common stock is listed for trading on the Over-the-Counter Electronic Bulletin Board, the trading market in the common stock has substantially less liquidity than the average trading market for companies quoted on other national stock exchanges and our price may fluctuate dramatically. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Due to limited trading volume, the market price of the Company's common stock may fluctuate significantly in the future, and these fluctuations may be unrelated to the Company's performance. General market price declines or overall market volatility in the future could adversely affect the price of the Company's common stock, and the current market price may not be indicative of future market prices.

Our stock price may be volatile

            The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

           o technological innovations or new products and services by us or our competitors;
           o additions or departures of key personnel; o sales of our common stock
           o our ability to integrate operations, technology, products and services;
           o our ability to execute our business plan;
           o operating results below expectations;
           o loss of any strategic relationship;

           o industry developments;
           o economic and other external factors; and
           o period-to-period fluctuations in our financial results.

            In addition, the securities markets have from time to time experience significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

         If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Owners of our Preferred Shares will continue to have significant ownership of our voting securities for the foreseeable future.

         Our CEO and his brother have been issued shares of our Preferred Shares. The Preferred Shares carry supermajority voting rights. As a result, these people will have the ability, acting as a group, to effectively control our affairs and business, including the election of directors and subject to certain limitations, approval or preclusion of fundamental corporate transactions. This concentration of voting power may:

           o Delay or prevent a change in control

           o Impede a merger, consolidation, takeover, or other transaction involving the Company; or

           o Discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company

ITEM 2. DESCRIPTION OF PROPERTY

         The Company continues to lease space at 43 West 33rd Street, New York, New York 10001. The monthly rent was $2,330 and is currently $2,445 plus utilities. The current amount of space is sufficient for the Company for the foreseeable future. Due to the cash problems of the Company, it is possible that the Company would be forced to vacate the leasehold at some point in the future, although no such action is imminent or contemplated.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not involved currently in legal proceedings that could reasonably be expected to have a material adverse effect on its business, prospects, financial condition or results of operations except as set forth below, nor is the Company aware of any pending or threatened litigation.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

None.


                                    PART II


ITEM 5. MARKET OF REGISTRANT'S SECURITIES AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's Common Stock is traded under the symbol "APPI" on the Over the Counter Bulletin Board.

         The Company, at April 18, 2007 had 866,382,384 shares issued and outstanding.

The following table sets forth, for the periods indicated, the range of high and low bid quotations for our common stock as quoted on the OTCBB. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

                                                BID PRICES
             CALENDAR QUARTER ENDED           HIGH          LOW

             FISCAL YEAR 2004

                 March 31              $     .0400   $     .0200
                 June 30               $     .0200   $     .0100
                 September 30          $     .0100   $     .0100
                 December 31           $     .0100   $     .0050

             FISCAL YEAR 2005

                 March 31              $     .0100   $     .0030
                 June 30               $     .0060   $     .0030
                 September 30          $     .0020   $     .0010
                 December 31           $     .0020   $     .0010

             FISCAL YEAR 2006

                 March 31              $     .0040   $     .0010
                 June 30               $     .0020   $     .0010
                 September 30          $     .0020   $     .0010
                 December 31           $     .0140   $     .0008

             FISCAL YEAR 2007

                 March 31              $     .0070   $     .0006

(a)  Transfer Agent

         Our transfer agent is Continental Stock Transfer & Trust Company, 17 Battery Place New York, NY 10004 Their telephone number is (212) 509-4000.

(b)  Stockholders

         As of April 18, 2007 there were approximately 440 record holders of our common stock. To the best of our knowledge, such figure does not take into account those stockholders whose certificates are held in the name of broker-dealers or other nominees. We believe that there are more beneficial owners of our common stock, most of whose shares are held in street name.

(c) Dividend Policy.

         We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

(d) Securities authorized for issuance under equity compensation plans

As of December 31, 2006, we had no shares authorized for issuance pursuant to any type of equity compensation plan We did however in January 2007, authorize the issuance of up to 70,000,000 shares of the Company's Common Stock pursuant to a Stock Incentive Plan adopted by the Company.

Recent  Sales of Unregistered Securities.

         During the year ended December 31, 2006 we issued the following unregistered shares of our Common Stock

On April 1, 2006, the Company issued 19,000,000 shares of its common stock to a vendor for prepaid services at $0.0016 per share. The aggregate remuneration of $30,400 has been treated as prepaid consulting expenses.

On November 9, 2006, the Company issued 20,000,000 shares of its common stock to consultants for services at $0.0057 per share. The aggregate remuneration of $114,000 has been treated as stock based compensation and expensed in the current year.

On December 10, 2006, the Company issued 25,000,000 shares of its common stock pursuant to a stock purchase agreement at $0.002 per share realizing $50,000.

On December 19, 2006, the Company issued 13,000,000 shares of its common stock to consultants for services at $0.0068 per share. The aggregate remuneration of $88,400 has been treated as stock based compensation and expensed in the current year.

          . The securities issued in the foregoing transactions were made in reliance upon an exemption from registration under Rule 701 promulgated under
Section 3(b) of the Securities Act and or Section 4(2) of the Securities Act. Alternatively, these issuances of securities were undertaken under Rule 506 of Regulation D under the Securities Act of 1933, as amended, by the fact that:

- the sale was made to a sophisticated or accredited investor, as defined in Rule 502;

- we gave the purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which we possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

- at a reasonable time prior to the sale of securities, we advised the purchaser of the limitations on resale in the manner contained in Rule 502(d)2; and

- neither we nor any person acting on our behalf sold the securities by any form of general solicitation or general advertising;


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

         Management has not been satisfied with the results of its operations in this field. Due to limited capital resources, it has not been able to properly promote or advertise its products. Moreover, even with increased brand awareness, competition in the field remains intense. As a result the Company is pursuing other business opportunities and has acquired all of the issued and outstanding shares of common stock of World Health. Assuming the Company can raise sufficient finances, the Company will focus its attention on the operations on World Health. In the interim, it will continue with its current operations.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

         Revenues for the year ended December 31, 2006 were $12,144 as compared to $11,577 for the year ended December 31, 2005, which represents an increase of $567. The modest increase in revenues did not offset our increased marketing costs.

COSTS AND EXPENSES

         Cost and expenses for the year ended December 31, 2006 were $6,272,693 as compared to $633,644 for the year ended December 31, 2005. This increase was primarily due to an increase in salary and consulting fees to stockholders from $323,000 to $5,607,740. Most of these costs and expenses represent stock based compensation representing fees and other expenses due consultants and affiliates. Selling, general and administrative expenses increased from $305,213 to $660,387.

         We incurred a net operating loss for 2006 of $6,260,549 as compared to a net operating loss in 2005 totaling $622,067.

         During 2006, we recorded a loss from discontinued operations of $2,471,156 and a gain on the disposition of discontinued operations totaling $7,091,210. The gain on disposition of discontinued operations is the result of Mazal and Amazing Nutritionals no longer being consolidated effective October 1, 2007. The loss from discontinued operations represents the discontinuance of the operations of both Mazal and Amazing Nutritionals.

NET LOSS AND NET LOSS PER SHARE

         Our net loss and net loss per share was $1,575,613 and $0.00 for the year ended December 31, 2006, as compared to $4,458,390 and $0.01 for the year ended December 31, 2005. This decrease was due primarily to the recognized gain on the disposal of discontinued operations.

OTHER MATTERS

         We will require a significant capital infusion if we are going to fully implement or even see World Health commence operations. There can be no assurance that we will be successful in securing this funding.

         We do not have any significant elements of income or loss that do not arise from our continuing operations and our business is not seasonal. We believe that the impact of inflation on our operations since our inception has not been material.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2006 we had current assets of $7,600 and total assets of $29,694 as compared to current assets of $44,426 and total assets of $72,387 as of December 31, 2005. We had current liabilities of $1,799,134 as compared to $3,334,914. The significant decline in our current liabilities is primarily attributable to the disposal of the discontinued operations.

         At December 31, 2006, we had working capital deficiency of $1,791,534 as compared with a working capital deficiency of $3,290,488 at December 31, 2005.

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

None.

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


ITEM 8B. OTHER INFORMATION

None.

                                   PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS OF ADVANCED PLANT PHARMACEUTICALS, INC.

      Name                    Age               Position
      -------------          -----              --------
      David Lieberman          42               CEO, President and Director

         David Lieberman has served as President and Chief Executive Officer of the Company since July 1, 1996, and as a member of its Board of Directors since June 1996. Since 1991, he has worked in the offices of the Chief Rabbi of Bnai Brak, Israel. He also serves as a consultant for Osem Industries, Inc., an international food conglomerate located in Israel.

         All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Directors receive no cash compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings.

EXECUTIVE OFFICERS

         Officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors. The Company's sole executive officer, David Lieberman, is also the sole director of the Company.

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

ITEM 10. EXECUTIVE COMPENSATION

         The following table summarizes all compensation paid by us with respect to the fiscal year ended December 31, 2006 paid by us to our President, and all other executive officers whose total cash compensation exceeded $100,000 in the fiscal year ended December 31, 2006 (collectively, the "Named Executive Officers").

TABLE

                                                                        OTHER
ANNUAL
NAME AND PRINCIPAL POSITION     YEAR      SALARY ($)  COMPENSATION($) OPTIONS(#)

---------------------------     ----     ------------ --------------  ----------
David Lieberman                 2006     $ 135,000 (1)    $24,000(2)
  Chief Executive Officer       2005     $ 135,000 (1)
                                2004     $ 135,000 (1)

     (1)All salaries have been accrued but not paid.
     (2)Paid by transferring shares of Amazon Biotech, Inc. stock held by the Company.

EMPLOYMENT AND OTHER AGREEMENTS

         The Company entered into a letter agreement with Mr. David Lieberman as the Company's president in January 2003. The employment agreement provided for employment on a full-time basis and contains a provision that Mr. David Lieberman will not compete or engage in a business competitive with our current or anticipated business until the expiration of his agreement.

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

Name and Address              Amount and Nature
of Beneficial               of Beneficial Ownership         Percent of Class
Owner                       Common(3) Preferred(2)(3)    Common(4)  Preferred(5)

------------------------   ----------   ----------       ---------  ------------
David Lieberman (1)        42,000,000    2,500,000          4.8%         50%
C.J. Lieberman             25,000,000    2,500,000          2.9%         50%

All Executive Officers     42,000,000    2,500,000          4.8%
and Directors as a Group
(1 person)

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

(4) The foregoing table is based upon 875,157,996 shares of common stock outstanding as of December 31, 2006, assuming no other changes in the beneficial ownership of the our securities.

(5) The foregoing table is based upon 5,000,000 shares of preferred stock outstanding as of December 31, 2006 assuming no other changes in the beneficial ownership of the our securities.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         At various dates throughout 2006 and 2005, the sole designated director of the Company, Mr. David Lieberman, ("Director") authorized the issuance of 52,000,000 and 35,000,000 shares of the Company's common stock for consulting services, which is approximately 6% and 4% of the outstanding common stock of the Company at December 31, 2006 and 2005, respectively. Management and the Director issued this stock to various consultants for professional services rendered to the Company during 2006 and 2005. Of this total, no shares were issued to related party consultants in 2006 or 2005.

                  Due to Stockholder - Asset Acquisition
                  --------------------------------------

         On July 16, 1999, the Company entered into a Technology Purchase Agreement ("agreement") with a related party consultant whereby the Company acquired exclusive rights and interests to a thirteen-step manufacturing process, which utilizes virtually all of the nutrients found in certain plants needed to manufacture herbal dietary health supplements. The purchase price to the related consultant was 18,000,000 shares of the Company's common stock, which was to be issued to him in two phases. In 2001, the agreement called for 12,000,000 shares of the Company's common stock to be issued at the first phase. As of December 31, 2006 and 2005, none of the stock related to this agreement had been issued. The Company, in 2000 accrued $1,440,000, which was managements' determination of the common stock value of the 12,000,000 shares at the time of the agreement. Due to the asset impairment, management determined that no further amounts were due at December 31, 2006 or 2005, and therefore no outstanding liability was recorded for the additional 6,000,000 shares due pursuant to the agreement. During 2003, the Company paid $125,000 towards this liability. During 2006, the Company transferred shares of common stock it held in Mazal as payment in full of this liability. At December 31, 2006 and 2005 the balance due was $-0- and $1,315,000 respectively.

         In addition, the Company agreed to pay a related party consultant a royalty payment of $0.01 per bottle plus, 1% of the Company's suggested retail price of each bottle sold, plus 10% of the Company's net profits from the sale of products manufactured with the process. In the event the Company enters into an agreement with a third party for the sale of products manufactured with the process, the agreement must unconditionally provide for payment to the Company of not less than $20,000,000. Upon receipt of sale proceeds by the Company, the Company must issue to the related consultant 5,000,000 shares for each $20,000,000 paid to the Company, not to exceed 25,000,000 shares. Revenues to date have been insignificant and no payments or stock issuances to this related party consultant have been made to date.

         Loans Payable and Accrued Expenses - Stockholders
         -------------------------------------------------

         Loans payable - stockholders consists of unsecured, non-interest bearing short-term loans including cash for working capital and other expenses paid on behalf of the Company.

Accrued expenses - stockholders consists of accrued salaries and consulting fees.

         Upon the resignation of C.J. Lieberman (the "related party consultant") as President in 1996, the Company retained him as a consultant. His current consultant's agreement dated June 10, 1999, provides for monthly consulting fees of $9,000, reimbursement of all direct expenses incurred while providing services to the Company, and a five year option to purchase 750,000 shares of the Company's common stock at an exercise price of $0.02 per share. These options expired in June 2004. No shares of common stock were issued to this consultant for services in 2006 or 2005. During 2006, the Company transferred shares of Mazal and Amazon Biotech, Inc. ("Amazon") common stock held for investment to the consultant in payment in the amount of $207,900. The balance due the related party consultant at December 31, 2006 and 2005 was $47,000 and $153,900, respectively.

         CJ Lieberman also entered into an employment agreement with Mazal. The agreement had a monthly base of $4,000 which was increased to $5,500 and has additional incentive clauses for payment in Mazal common stock and salary increases. The agreement expires December 10, 2006. Salary expense amounted to $49,500 for the year ended December 31, 2006. Salary expense amounted to $95,900 for the year ended December 31, 2005, and included monthly payments totaling $63,000 and 500,000 shares of Mazal common stock valued at $32,900. Prepaid expenses include $28,150 of salaries paid in advance to CJ Lieberman at December 31, 2005.

         The Director of the Company advanced to the Company cash and paid expenses on behalf of the Company. The Director has an employment agreement with the Company dated June 10, 1999, which provides for an annual base salary of $135,000, reimbursement of all direct expenses incurred while providing services to the Company and a five year option to purchase 750,000 shares of the Company's common stock at an exercise price of $0.01 per share. These options expired in June 2004. During 2006, the Company transferred shares of Amazon common stock held for investment in payment of $90,000. The balance due the Director at December 31, 2006 and 2005 was $738,839 and $696,897, respectively.

         The Director also entered into an employment agreement with Mazal. The agreement has a monthly base salary of $2,000. The agreement expires December 10, 2006. Salary expense amounted to $18,000 and $24,000 for the years ended December 31, 2006 and 2005, respectively. Accrued expenses - stockholders includes accrued salary of $9,000 at December 31, 2005.

         An officer of the Company has an employment agreement with the Company dated June 10, 1999, which provides for an annual base salary of $75,000 and a five year option to purchase 750,000 shares of the Company's common stock at an exercise price of $0.02 per share. These options expired in June 2004. During 2006, the Company transferred shares of Mazal and Amazon common stock held for investment as payment in the amount of $157,650. The balance due the Officer at December 31, 2006 and 2005 was $29,346 and $125,496, respectively.

         The above officer also entered into an employment agreement with Mazal. The agreement has an annual salary of $36,000 and expires January 2, 2007. Accrued expenses - stockholders includes accrued salary of $8,018 at December 31, 2005.

          During 2003, a stockholder loaned the Company $620,000 for working capital. During 2004, this stockholder loaned the Company $8,000 and the Company issued 25,000,000 shares of common stock to the stockholder to reduce the debt by $500,000. The balance due the stockholder at December 31, 2006 and 2005 was $128,000. There is no due date and the loan is to be repaid with the issuance of 26,000,000 shares of the Company's common stock.

          A stockholder loaned the Company $5,000 for working capital. The balance due to the stockholder at December 31, 2006 and 2005 was $5,000. There is no due date and the loan is to be repaid with the issuance of 1,000,000 shares of the Company's common stock.

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

         In addition, the Company agreed to pay Dr. Bielory a royalty payment of $0.01 per bottle plus, 1% of the Company's suggested retail price of each product sold, plus 10% of the Company's net profits from the sale of products manufactured with these Assets. In the event the Company enters into an agreement with a third party for the sale of products manufactured with these assets, the agreement must unconditionally provide for payment of not less than $20,000,000 either in lump sum or over a period of four years. Upon receipt of the sale proceeds by the Company, the Company shall issue to Dr. Bielory 5,000,000 shares for each $20,000,000 paid to the Company, not to exceed 25,000,000 shares. During the years ended December 31, 2006 and 2005 royalty expense amounted to $56 and $31, respectively.

         On March 15, 2000, the Company entered into a consulting agreement with Dr. Bielory whereby under the terms of the agreement, the Company is required to pay Dr. Bielory certain monthly amounts, some contingent on the Company achieving specified net profit levels.

         During 2004, the Company paid down $20,000 of the liability due to Dr. Bielory by issuing 2,000,000 shares of common stock. At December 31, 2006 and 2005 the balance due was $122,417 and $110,782, respectively.

         The President of Mazal entered into an employment agreement which had a monthly base salary of $4,000 which was increased to $5,500, and has additional incentive clauses for payment in Mazal common stock and salary increases. The agreement expires November 1, 2006. Salary expense amounted to $157,500 and $212,530 for the years ended December 31, 2006 and 2005, and included monthly payments totaling $49,500 and $63,000, and 100,000 and 750,000 shares of Mazal common stock valued at $108,000 and $149,530, respectively. Accrued expenses - stockholders includes accrued salary of $13,000 at December 31, 2005.

         The Chief Financial Officer of Mazal entered into an employment agreement which had a monthly base of $2,900 and 75,000 shares of Mazal common stock upon signing. Salary expense amounted to $26,100 for the year ended December 31, 2006. Salary expense amounted to $99,900 for the year ended December 31, 2005 and included monthly payments totaling $17,400 and 75,000 shares of Mazal common stock valued at $82,500. Prepaid expenses include $3,400 of prepaid salary payments at December 31, 2005.

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

           (1) Filed as an exhibit to the Form 10-KSB filed on April 14, 2004.
           (2) Filed as exhibits to Form 10-SB, dated, July 23, 1999, as amended from time to time.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

          -----------------------------------------------------------------
                1            2            3            4            5
          -----------------------------------------------------------------
          FISCAL YEAR                AUDIT-RELATED               ALL OTHER
          ENDING        AUDIT FEES   FEES           TAX FEES     FEES
          -----------------------------------------------------------------
          YEAR ENDED
          DECEMBER 31,
          2006           $40,000         --           --           $2,500
          -----------------------------------------------------------------
          YEAR ENDED
          DECEMBER 31,   $40,000         --           --           --
          2005
          -----------------------------------------------------------------

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

                                     SIGNATURES

     In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Date: April 19, 2007

                                    ADVANCED PLANT PHARMACEUTICALS, INC.
                                 ----------------------------------------
                                             (Registrant)


                                         By: /s/ David Lieberman
                                             -------------------
                                     David Lieberman, CEO/President/Director


     Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                        Title                      Date


/s/ David Lieberman        President/CEO/ Director      April 19, 2007
-------------------
David Lieberman

                      ADVANCED PLANT PHARMACEUTICALS, INC.
                                AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED
                      DECEMBER 31, 2006 AND 2005 (RESTATED)

Item 7. Financial Statements

                                Table of Contents

Report of Independent Registered Public Accounting Firm                 F-1

Consolidated Balance Sheets                                             F-2

Consolidated Statements of Operations                                   F-3

Consolidated Statements of Cash Flows                                   F-4

Consolidated Statements of Stockholders' Deficiency                     F-6

Notes to Financial Statements                                           F-8

                              MEYLER & COMPANY, LLC
                          CERTIFIED PUBLIC ACCOUNTANTS
                                  ONE ARIN PARK
                                 1715 HIGHWAY 35
                              MIDDLETOWN, NJ 07748


             Report of Independent Registered Public Accounting Firm



Board of Directors
Advanced Plant Pharmaceuticals, Inc.
New York, NY


We have audited the accompanying consolidated balance sheets of Advanced Plant Pharmaceuticals, Inc. and Subsidiaries (a Delaware corporation) as of December 31, 2006 and 2005 (restated), and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005 (restated), and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has negative working capital of $1,791,534, an accumulated deficit of $24,368,004, and there are existing uncertain conditions which the company faces relative to its obtaining capital in the equity markets. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

See also Notes E and G regarding significant related party stock transactions for services rendered to the Company and stock issued in 2006 and 2005.



                                                          Meyler & Company, LLC


Middletown, NJ
April 16, 2007

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                           December 31,
                                                                                      2006             2005
                                                                                  ------------    ------------
                                                                                                   (Restated)
                                     ASSETS
CURRENT ASSETS
   Cash                                                                           $         --    $     11,688
   Accounts receivable                                                                      --           1,188
    Prepaid expenses - stockholders                                                         --          31,550
   Prepaid consulting expenses                                                           7,600              --
                                                                                  ------------    ------------
         Total Current Assets                                                            7,600          44,426

OFFICE EQUIPMENT, net of accumulated depreciation of
   $4,058 and $2,942 at December 31, 2006 and 2005, respectively                           295           1,411
                                                                                  ------------    ------------

OTHER ASSETS
    Goodwill                                                                                --          10,406
    Due from related companies                                                          16,120           9,000
    Other assets                                                                         5,679           7,144
                                                                                  ------------    ------------
                                                                                        21,799          26,550
                                                                                  ------------    ------------
          Total Assets                                                            $     29,694    $     72,387
                                                                                  ============    ============
                             LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Bank overdraft                                                                 $      5,468    $      7,977
   Accounts payable                                                                    181,946         192,372
   Accrued expenses                                                                    425,694         229,794
   Accrued expenses - stockholders                                                     871,549       1,220,481
    Due to related companies                                                             8,484              --
    Due to stockholder - asset acquisition                                                  --       1,315,000
   Loans payable - stockholders                                                        305,993         369,290
                                                                                  ------------    ------------
         Total Current Liabilities                                                   1,799,134       3,334,914

DEFERRED CREDIT                                                                             --       4,286,105

STOCKHOLDERS' DEFICIENCY
    Preferred stock, authorized 10,000,000 shares; $0.0007 par value; 5,000,000 and 5,000,000 shares issued and outstanding at December 31, 2006 and
        2005, respectively                                                               3,500           3,500
   Common stock, authorized 880,000,000
        shares; $0.0007 par value; 875,157,996 and
        798,157,996 shares issued and outstanding at
        December 31, 2006 and 2005, respectively                                       612,611         558,711
   Additional paid-in capital                                                       21,982,453      14,681,548
      Accumulated deficit                                                          (24,368,004)    (22,792,391)
                                                                                  ------------    ------------

    Total Stockholders' Deficiency                                                  (1,769,440)     (7,548,632)
                                                                                  ------------    ------------
          Total Liabilities and Stockholders' Deficiency                          $     29,694    $     72,387
                                                                                  ============    ============

                 See accompanying notes to financial statements.
              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          For the Years Ended December 31,
                                                                              2006             2005
                                                                          -------------    -------------
                                                                                            (Restated)
REVENUE - SALES                                                           $      12,144    $      11,577
                                                                          -------------    -------------
COSTS AND EXPENSES
    Cost of goods sold                                                            3,450            4,313
   Salaries and consulting fees - stockholders                                5,607,740          323,000
   Selling, general and administrative expenses                                 660,387          305,213
   Loss on impairment of assets                                                      --               --
   Depreciation                                                                   1,116            1,118
                                                                          -------------    -------------

           Total Costs and Expenses                                           6,272,693          633,644
                                                                          -------------    -------------

NET OPERATING LOSS                                                           (6,260,549)        (622,067)

OTHER INCOME (EXPENSE)
    Gain on sale of investment                                                   69,500               --
    Interest expense                                                             (4,618)             (30)
                                                                          -------------    -------------

                                                                                 64,882              (30)
                                                                          -------------    -------------

LOSS BEFORE EXTRAORDINARY ITEM &
     DISCONTINUED OPERATIONS                                                 (6,195,667)        (622,097)

EXTRAORDINARY ITEM
   Forgiveness of debt, net                                                          --          638,291
                                                                          -------------    -------------

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS                                 (6,195,667)          16,194
                                                                          -------------    -------------

Loss from discontinued operations, net of income taxes of $-0-               (2,471,156)      (4,474,584)
Gain on disposal of discontinued operations, net of income taxes of $-0       7,091,210               --
                                                                          -------------    -------------

Net discontinued operations                                                   4,620,054       (4,474,584)
                                                                          -------------    -------------

NET LOSS                                                                  $  (1,575,613)   $  (4,458,390)
                                                                          =============    =============

NET LOSS PER SHARE OF COMMON STOCK
   Income (loss) before discontinued operations
         (basic and fully diluted)                                        $         .01    $        (.01)
                                                                          =============    =============
   Net loss (basic and diluted)                                           $        (.00)   $        (.01)
                                                                          =============    =============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING (basic and fully diluted)                             817,347,037      792,788,133
                                                                          =============    =============

                 See accompanying notes to financial statements.
              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            For the Years Ended December 31,
                                                                 2006             2005
                                                               -----------    -----------
                                                                               (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                    $(1,575,614)   $(4,458,390)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Stock based compensation                                  2,149,900      3,853,709
       Gain on discontinued operations                          (7,091,210)            --
       Gain on sale of investment                                  (69,500)            --
       Stock held for investment issued for services             5,289,741             --
       Depreciation expense                                          1,116          1,118
       Provision for loss on impairment of assets                       --         20,020
       Gain on forgiveness of debt                                      --       (638,291)
    Changes in assets and liabilities:
       Decrease (increase) in accounts receivable                    1,188           (882)
       Decrease in prepaid consulting expenses                      22,800             --
       Decrease (increase) in prepaid expenses - stockholders       31,550        (31,550)
       Increase in due from related companies                       (4,500)        (9,000)
       Increase in accounts payable                                 94,383         83,695
       Increase in accrued expenses                                300,003        153,671
       Increase in accrued expenses - stockholders                 431,836        329,235
                                                               -----------    -----------
       Net cash used in operating activities                      (418,307)      (696,665)

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of investment                                 70,000             --
   Payment for intangible asset                                         --         (1,020)
                                                               -----------    -----------
       Net cash provided by (used in) investing activities          70,000         (1,020)

CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                                     (322)         2,866
   Cash paid in disposal of discontinued operations                    (43)            --
   Increase in deposits to acquire common stock                     52,275             --
   Proceeds from issuance of Mazal common stock                    206,000             --
   Proceeds from issuance of common stock                           50,000        573,968
   Payments on loans payable - stockholders'                            --        (29,800)
   Proceeds from loans payable - stockholders'                      28,709        161,294
                                                               -----------    -----------
       Net cash provided by financing activities                   336,619        708,328
                                                               -----------    -----------

       Net increase (decrease) in cash                             (11,688)        10,643

CASH AT BEGINNING OF PERIOD                                         11,688          1,045
                                                               -----------    -----------
CASH AT END OF PERIOD                                          $        --    $    11,688
                                                               ===========    ===========

                 See accompanying notes to financial statements.

              ADVANCED PLANT PHARMACEUTICALS, INC AND SUBSIDIARIES.


                                                                       For the Years Ended  December 31,
                                                                              2006          2005
                                                                           -----------    -----------
                                                                                          (Restated)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                                           $     4,618    $        30


NON-CASH INVESTING AND FINANCING ACTIVITIES

     Issuance of common stock as compensation                                2,149,900      3,284,053
     Transfer of investments in payment of accrued expenses -
        stockholders'                                                          455,550
     Transfer of investments in payment of due to stockholder -
        asset acquisition                                                    1,315,000
     Transfer of investments in payment of loans payable - stockholders'        13,709
     Transfer of investments to stockholders' for compensation
        classified as additional paid-in capital                             7,072,005
     Issuance of common stock for prepaid consulting expenses                   30,400
     Fair market value of Mazal stock options granted recorded
       as compensation expense and deferred credit                                            569,656
      Issuance of common stock for payment of accrued expenses                                 16,500
     Issuance of common stock for intangible assets (technology rights)                        19,000
     Issuance of preferred stock for payment of loans payable to
       stockholder                                                                             10,000
     Issuance of preferred stock for payment of accrued expense -
       stockholder                                                                             10,000
     Issuance of Mazal common stock classified as a deferred credit                         3,716,449
      Assets and liabilities disposed of in discontinued operations:
       Cash                                                                        (43)
       Due from related companies                                              (12,984)
       Goodwill                                                                (10,406)
       Bank overdraft                                                            2,187
       Accounts payable                                                        104,808
       Accrued expenses                                                        104,103
       Accrued expenses - stockholders'                                        325,218
       Due to related companies                                                  7,120
       Loans payable - stockholders'                                            78,297
       Deposits to acquire common stock                                         52,275
       Deferred credit                                                       6,440,635
       Accumulated deficit                                                  (7,091,210)

             ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                   DEFICIENCY For the Years Ended December 31,
                            2006 and 2005 (Restated)

                                                                                                                  Additional
                                                      Preferred  Stock                   Common Stock               Paid-in
                                                    Shares        Amount          Shares            Amount          Capital
                                                   ---------      ------       -----------         --------       -----------
Balance, December 31, 2004                         2,500,000      $1,750        748,157,996         $523,711       $14,540,226
Common stock issued January 18, 2005
    for services at $0.00355                                                     30,000,000           21,000            85,500
Common stock issued January 24, 2005
    for cash at $0.002                                                           10,000,000            7,000            13,000
Preferred stock issued February 1, 2005
    for accrued expenses at $0.008                 1,250,000         875                                                 9,125
Preferred stock issued February 1, 2005
    for loan payable at $0.008                     1,250,000         875                                                 9,125
Common stock issued April 26, 2005
    for services at $0.0033                                                       4,000,000            2,800            10,400
Common stock issued April 26, 2005
    for accrued expenses at $0.0033                                               5,000,000            3,500            13,000
Common stock issued July 5, 2005
    for services at $0.001872                                                     1,000,000              700             1,172
Net loss for the Year Ended
    December 31, 2005
                                                   ---------      ------        -----------         --------       -----------
Balance, December 31, 2005                         5,000,000      $3,500        798,157,996         $558,711       $14,681,548
                                                   =========      ======        ===========         ========       ===========

                                                                          Total
                                                     Accumulated       Stockholders'
                                                      Deficit          Deficiency
                                                    ------------      -----------
Balance, December 31, 2004                           $(18,334,001)     $(3,268,314)
Common stock issued January 18, 2005
    for services at $0.00355                                               106,500
Common stock issued January 24, 2005
    for cash at $0.002                                                      20,000
Preferred stock issued February 1, 2005
    for accrued expenses at $0.008                                          10,000
Preferred stock issued February 1, 2005
    for loan payable at $0.008                                              10,000
Common stock issued April 26, 2005
    for services at $0.0033                                                 13,200
Common stock issued April 26, 2005
    for accrued expenses at $0.0033                                         16,500
Common stock issued July 5, 2005
    for services at $0.001872                                                1,872
Net loss for the Year Ended
    December 31, 2005                                  (4,458,390)      (4,458,390)
                                                     ------------      -----------
Balance, December 31, 2005                           $(22,792,391)     $(7,548,632)
                                                     ============      ===========


                 See accompanying notes to financial statements.


                                              Preferred Stock          Common Stock        Additional                      Total
                                             ------------------   ----------------------     Paid-in     Accumulated   Stockholders'
                                              Shares     Amount      Shares      Amount      Capital       Deficit       Deficiency
                                             ---------  -------   -----------  ---------  ------------  -------------  -------------
Balance, December 31, 2005                   5,000,000  $ 3,500   798,157,996  $ 558,711  $ 14,681,548  $(22,792,391)  $ (7,548,632)

Common stock issued April 1, 2006
   for services at $0.0016                                         19,000,000     13,300        17,100                       30,400

Adjustments to record transfers of Amazon
   and Mazal stock to shareholders as
    stock based compensation June-July 2006                                                  7,072,005                    7,072,005

Common stock issued November 9, 2006
   for services at $0.0057                                         20,000,000     14,000       100,000                      114,000

Common stock issued December 10, 2006
   pursuant to private placement at $0.002                         25,000,000     17,500        32,500                       50,000

Common stock issued December 19, 2006
   for services at $0.0068                                         13,000,000      9,100        79,300                       88,400

Net loss for the Year Ended
   December 31, 2006                                                                                      (1,575,613)    (1,575,613)
                                             ---------  -------   -----------  ---------  ------------  ------------   ------------

Balance, December 31, 2006                   5,000,000  $ 3,500   875,157,996  $ 612,611  $ 21,982,453  $(24,368,004)  $ (1,769,440)
                                             =========  =======   ===========  =========  ============  ============   ============


                 See accompanying notes to financial statements.

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006


NOTE A - RESTATEMENT

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

NOTE B - PRINCIPLES OF CONSOLIDATION AND NATURE OF BUSINESS

            The consolidated financial statements include the accounts of Advanced Plant Pharmaceuticals, Inc. ("APPI") and its majority owned subsidiaries, Amazing Nutritionals, Inc. ("Amazing") acquired in January 2004, and Mazal Plant Pharmaceuticals, Inc. ("Mazal") acquired in December 2004. On June 6, 2005, APPI entered into a stock exchange agreement with AKID Corporation ("AKID") to exchange 7,000,000 shares of Mazal's common stock held by APPI for 20,000,000 shares of AKID common stock. AKID also acquired 3,130,000 shares of Mazal's outstanding shares from the remaining Mazal stockholders in exchange for 6,180,000 shares of its common stock. In connection with the merger, Mazal became a wholly owned subsidiary of AKID. Prior to the merger, AKID was a non-operating "shell" corporation. Pursuant to Securities and Exchange Commission rules, the merger of a private operating company, Mazal Plant Pharmaceuticals, Inc. into a non-operating public shell corporation with nominal net assets, AKID, is considered a capital transaction. At the time of the merger, the officers and directors of AKID resigned and were replaced with the officers and directors of Mazal. For Financial Statement presentation, the merger has been reflected in the Financial Statements as though it occurred on December 31, 2004. In October 2005, AKID filed a name change to Mazal Plant Pharmaceuticals, Inc. During 2006, as a result of the Company transferring shares of Mazal common stock to the Company's stockholders' in payment of debt, Mazal ceased to be a subsidiary. As a result of shares of stock issued by Amazing, the Company no longer holds a majority interest. The results of operations for Mazal and amazing are included in the 2006 financial statements from January 1, 2006 through September 30, 2006.

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

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006


NOTE B - PRINCIPLES OF CONSOLIDATION AND NATURE OF BUSINESS (CONTINUED)

            Going Concern Uncertainty and Management's Plans

            As reflected in the accompanying financial statements, the Company has current liabilities in excess of current assets of $1,791,534, resulting in negative working capital and an accumulated deficit of $24,368,004. Management is presently seeking to raise permanent equity capital in the capital markets to eliminate negative working capital and provide working capital. Failure to raise equity capital or secure some other form of long-term debt arrangement will cause the Company to further increase its negative working capital deficit and could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

            Cash and Cash Equivalents

            The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. There are no cash equivalents at December 31, 2006 and 2005.

            Income Taxes

            The Company follows Statement of Financial Accounting Standards No. 109 ("SFAS" No. 109). Under this method, the Company recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements. The principal types of differences, which are measured at the current tax rates are the deductibility of stock based compensation for income tax purposes, and net operating loss carry forwards. SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

            Inventories

            Inventories are stated at the lower of cost or market on the first-in, first-out ("FIFO") basis. There was no inventory at December 31, 2006 and 2005.

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

            Research and Development Costs

            Research and development costs are expensed as incurred. Total research and development expenditures for the years ended December 31, 2006 and 2005 amounted to $-0- and $1,000, respectively.

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

            Recent Accounting Pronouncements

           In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation 48, "Accounting for Income Tax Uncertainties" ("FIN 48"). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. Recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt the provisions of FIN 48 beginning in the first quarter of 2007. The Company is currently in the process of determining the impact, if any, of adopting the provisions of FIN 48 on its financial position, results of operations and liquidity.

           In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity's fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company expects to adopt the provisions of FIN 48 beginning in the first quarter of 2008. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 157 will have on its consolidated financial statements.


           In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 does not change the guidance in SAB No. 99, "Materiality," when evaluating the materiality of misstatements.

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

           Recent Accounting Pronouncements (Continued)

           SAB No. 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB No. 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The Company adopted SAB No. 108 for the fiscal year ended December 31, 2006. Adoption of SAB No. 108 did not have a material impact on the consolidated financial statements.

           In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not determined what impact, if any, that adoption will have on our results of operations, cash flows or financial position.

NOTE D - ACQUISITIONS

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

           In 2006, the Company distributed most of its shares in Mazal. As of December 31, 2006 the Company no longer owns as majority or controlling interest in Mazal.

NOTE E - COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

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

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006


NOTE E - COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (CONTINUED)

           On April 26, 2005, the Company issued 5,000,000 shares of its common stock at $0.0033 per share as payment of $16,500 against accrued expenses.

           On July 5, 2005, the Company issued 1,000,000 shares of its common stock to consultants at $0.001872 per share. The aggregate remuneration of $1,872 has been treated as stock based compensation and expensed in the current year.

           On April 1, 2006, the Company issued 19,000,000 shares of its common stock to a vendor for prepaid services at $0.0016 per share. The aggregate remuneration of $30,400 has been treated as prepaid consulting expenses.

           On November 9, 2006, the Company issued 20,000,000 shares of its common stock to consultants for services at $0.0057 per share. The aggregate remuneration of $114,000 has been treated as stock based compensation and expensed in the current year.

           On December 10, 2006, the Company issued 25,000,000 shares of its common stock pursuant to a stock purchase agreement at $0.002 per share realizing $50,000.

           On December 19, 2006, the Company issued 13,000,000 shares of its common stock to consultants for services at $0.0068 per share. The aggregate remuneration of $88,400 has been treated as stock based compensation and expensed in the current year.

            Additional paid-in capital includes $272,600 for the transfer of 1,400,000 shares of common stock of Amazon Biotech, Inc., held as an investment by the Company, to three stockholders' of the Company in payment of accrued expenses - stockholders' in the amount of $202,000 and compensation in the amount of $72,000. The stock had a basis of $1,400.

            Additional paid-in capital includes $6,799,405 for the transfer of 17,000,000 shares of common stock of Mazal, held as an investment by the Company, to two stockholders' in payment of accrued expenses - stockholders' in the amount of $253,550, due to stockholder - asset acquisition in the amount of $1,315,000, loans payable - stockholders' in the amount of $13,709, and compensation in the amount of $5,217,741. The stock had a basis of $595.

           Included in shares of common stock outstanding at December 31, 2006, are 88,750,000 shares authorized for issuance by the director of the Company which have not been issued by the Company's stock transfer agent.

NOTE F - OFFICE EQUIPMENT

           Office equipment is comprised of the following:

                                                                   December 31,

                                                                2006       2005
      Computer equipment                                     $ 4,353    $ 4,353
      Less accumulated depreciation                           (4,058)    (2,942)
                                                             -------    -------
      Office equipment, net                                  $   295    $ 1,411
                                                             =======    =======

           Depreciation expense for the years ended December 31, 2006 and 2005 amounted to $1,116 and $1,118, respectively.

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006


NOTE G - RELATED PARTY TRANSACTIONS

           At various dates throughout 2006 and 2005, the sole designated director of the Company, Mr. David Lieberman, ("Director") authorized the issuance of 52,000,000 and 35,000,000 shares of the Company's common stock for consulting services, which is approximately 6% and 4% of the outstanding common stock of the Company at December 31, 2006 and 2005, respectively. Management and the Director issued this stock to various consultants for professional services rendered to the Company during 2006 and 2005. Of this total, no shares were issued to related party consultants in 2006 or 2005.

           Due to Stockholder - Asset Acquisition

           On July 16, 1999, the Company entered into a Technology Purchase Agreement ("agreement") with a related party consultant whereby the Company acquired exclusive rights and interests to a thirteen-step manufacturing process, which utilizes virtually all of the nutrients found in certain plants needed to manufacture herbal dietary health supplements. The purchase price to the related consultant was 18,000,000 shares of the Company's common stock, which was to be issued to him in two phases. In 2001, the agreement called for 12,000,000 shares of the Company's common stock to be issued at the first phase. As of December 31, 2006 and 2005, none of the stock related to this agreement had been issued. The Company, in 2000 accrued $1,440,000, which was managements' determination of the common stock value of the 12,000,000 shares at the time of the agreement. Due to the asset impairment discussed in Note H, management determined that no further amounts were due at December 31, 2006 or 2005, and therefore no outstanding liability was recorded for the additional 6,000,000 shares due pursuant to the agreement. During 2003, the Company paid $125,000 towards this liability. During 2006, the Company transferred shares of common stock it held in Mazal as payment in full of this liability. At December 31, 2006 and 2005 the balance due was $-0- and $1,315,000 respectively.

           In addition, the Company agreed to pay a related party consultant a royalty payment of $0.01 per bottle plus, 1% of the Company's suggested retail price of each bottle sold, plus 10% of the Company's net profits from the sale of products manufactured with the process. In the event the Company enters into an agreement with a third party for the sale of products manufactured with the process, the agreement must unconditionally provide for payment to the Company of not less than $20,000,000. Upon receipt of sale proceeds by the Company, the Company must issue to the related consultant 5,000,000 shares for each $20,000,000 paid to the Company, not to exceed 25,000,000 shares. Revenues to date have been insignificant and no payments or stock issuances to this related party consultant have been made to date.

           Loans Payable and Accrued Expenses - Stockholders

           Loans payable - stockholders consists of unsecured, non-interest bearing short-term loans including cash for working capital and other expenses paid on behalf of the Company.

           Accrued expenses - stockholders consists of accrued salaries and consulting fees.

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006


NOTE G - RELATED PARTY TRANSACTIONS (CONTINUED)

           Loans Payable and Accrued Expenses - Stockholders (Continued)

           Upon the resignation of C.J. Lieberman (the "related party consultant") as President in 1996, the Company retained him as a consultant. His current consultant's agreement dated June 10, 1999, provides for monthly consulting fees of $9,000, reimbursement of all direct expenses incurred while providing services to the Company, and a five year option to purchase 750,000 shares of the Company's common stock at an exercise price of $0.02 per share. These options expired in June 2004, see Note J. No shares of common stock were issued to this consultant for services in 2006 or 2005. During 2006, the Company transferred shares of Mazal and Amazon Biotech, Inc. ("Amazon") common stock held for investment to the consultant in payment in the amount of $207,900. The balance due the related party consultant at December 31, 2006 and 2005 was $47,000 and $153,900, respectively.

           CJ Lieberman also entered into an employment agreement with Mazal. The agreement had a monthly base of $4,000 which was increased to $5,500 and has additional incentive clauses for payment in Mazal common stock and salary increases. The agreement expires December 10, 2006. Salary expense amounted to $49,500 for the year ended December 31, 2006. Salary expense amounted to $95,900 for the years ended December 31, 2005, and included monthly payments totaling $63,000 and 500,000 shares of Mazal common stock valued at $32,900. Prepaid expenses include $28,150 of salaries paid in advance to CJ Lieberman at December 31, 2005.

           The Director of the Company advanced to the Company cash and paid expenses on behalf of the Company. The Director has an employment agreement with the Company dated June 10, 1999, which provides for an annual base salary of $135,000, reimbursement of all direct expenses incurred while providing services to the Company and a five year option to purchase 750,000 shares of the Company's common stock at an exercise price of $0.01 per share. These options expired in June 2004, see Note J. During 2006, the Company transferred shares of Amazon common stock held for investment in payment of $90,000. The balance due the Director at December 31, 2006 and 2005 was $738,839 and $696,897, respectively.

           The Director also entered into an employment agreement with Mazal. The agreement has a monthly base salary of $2,000. The agreement expires December 10, 2006. Salary expense amounted to $18,000 and $24,000 for the years ended December 31, 2006 and 2005, respectively. Accrued expenses - stockholders includes accrued salary of $9,000 at December 31, 2005.

           An officer of the Company has an employment agreement with the Company dated June 10, 1999, which provides for an annual base salary of $75,000 and a five year option to purchase 750,000 shares of the Company's common stock at an exercise price of $0.02 per share. These options expired in June 2004, see Note J. During 2006, the Company transferred shares of Mazal and Amazon common stock held for investment as payment in the amount of $157,650. The balance due the Officer at December 31, 2006 and 2005 was $29,346 and $125,496,
           respectively.

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006


NOTE G - RELATED PARTY TRANSACTIONS (CONTINUED)

           The above officer also entered into an employment agreement with Mazal. The agreement has an annual salary of $36,000 and expires January 2, 2007. Accrued expenses - stockholders includes accrued salary of $8,018 at December 31, 2005.

           During 2003, a stockholder loaned the Company $620,000 for working capital. During 2004, this stockholder loaned the Company $8,000 and the Company issued 25,000,000 shares of common stock to the stockholder to reduce the debt by $500,000. The balance due the stockholder at December 31, 2006 and 2005 was $128,000. There is no due date and the loan is to be repaid with the issuance of 26,000,000 shares of the Company's common stock.

            A stockholder loaned the Company $5,000 for working capital. The balance due the stockholder at December 31, 2006 and 2005 was $5,000. There is no due date and the loan is to be repaid with the issuance of 1,000,000 shares of the Company's common stock.

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

           In addition, the Company agreed to pay Dr. Bielory a royalty payment of $0.01 per bottle plus, 1% of the Company's suggested retail price of each product sold, plus 10% of the Company's net profits from the sale of products manufactured with these Assets. In the event the Company enters into an agreement with a third party for the sale of products manufactured with these assets, the agreement must unconditionally provide for payment of not less than $20,000,000 either in lump sum or over a period of four years. Upon receipt of the sale proceeds by the Company, the Company shall issue to Dr. Bielory 5,000,000 shares for each $20,000,000 paid to the Company, not to exceed 25,000,000 shares. During the years ended December 31, 2006 and 2005 royalty expense amounted to $56 and $31, respectively.

           On March 15, 2000, the Company entered into a consulting agreement with Dr. Bielory whereby under the terms of the agreement, the Company is required to pay Dr. Bielory certain monthly amounts, some contingent on the Company achieving specified net profit levels.

           During 2004, the Company paid down $20,000 of the liability due to Dr. Bielory by issuing 2,000,000 shares of common stock. At December 31, 2006 and 2005 the balance due was $122,417 and $110,782, respectively.

           The President of Mazal entered into an employment agreement which had a monthly base salary of $4,000 which was increased to $5,500, and has additional incentive clauses for payment in Mazal common stock and salary increases. The agreement expires November 1, 2006. Salary expense amounted to $157,500 and $212,530 for the years ended December 31, 2006 and 2005, and included monthly payments totaling $49,500 and $63,000, and 100,000 and 750,000 shares of Mazal common stock valued at $108,000 and $149,530, respectively. Accrued expenses
           - stockholders includes accrued salary of $13,000 at December 31, 2005.

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006


NOTE G - RELATED PARTY TRANSACTIONS (CONTINUED)

           The Chief Financial Officer of Mazal entered into an employment agreement which had a monthly base of $2,900 and 75,000 shares of Mazal common stock upon signing. Salary expense amounted to $26,100 for the year ended December 31, 2006. Salary expense amounted to $99,900 for the year ended December 31, 2005 and included monthly payments totaling $17,400 and 75,000 shares of Mazal common stock valued at $82,500. Prepaid expenses include $3,400 of prepaid salary payments at December 31, 2005.

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


NOTE H - INTANGIBLE ASSETS/IMPAIRMENT LOSS

            Intangible assets consist of the following at December 31,

                                                    2006         2005
                                              ----------   ----------

                Technology rights             $2,526,234   $2,546,254
                Accumulated impairment loss    2,526,234    2,546,254
                                              ----------   ----------
                                              $       --   $       --
                                              ==========   ==========

            Under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", a long-lived asset group shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Due to a lack of sales in the five year period ending December 31, 2005 for Amazing, and no expected present value based on estimated future cash flows, the technology rights are deemed to have no value and an impairment loss in the amount of $-0- and $20,020 was recognized in the years ended December 31, 2006 and 2005, respectively. The loss is included in loss from discontinued operations for the year ended December 31, 2005.

NOTE I - RENT

           The Company maintains its corporate office in New York pursuant to an operating lease which expires March 31, 2008 and calls for monthly lease payments of $2,330 through March 2007 and $2,445 from April 2007 through March 2008, plus 35% of the floors electricity cost and $100 per month May to September for air conditioning.

           Mazal maintains additional office space in Jerusalem, Israel pursuant to a one-year sub-lease expiring June 2006 at a monthly rate of $1,200.

           From January 2005 to May 2005, Mazal rented office space in the home of the Company's President in the amount of $12,000.

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006


NOTE I - RENT (CONTINUED)

           During 2005, the Company commenced sub-leasing part of its corporate office space in New York, on a month to month basis, to a related company for $750 per month. Sub-lease income amounting to $9,000 has been recorded as a reduction to rent expense during the year ended December 31, 2005.

           Rent expense for the years ended December 31, 2006 and 2005 amounted to $37,174 and $39,721, respectively.

NOTE J - STOCK OPTIONS AND WARRANTS

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

           The following table summarizes transactions in stock options through December 31, 2006:

                                                                       Weighted     Weighted
                                                         Average                     Average
                                                         Exercise      Options      Exercise
                                            Options       Price      Exercisable     Price
                                          ----------    ---------    ----------    ----------
           Balance at December 31, 2004    6,000,000    $      .01    6,000,000    $      .01

           Cancelled                      (6,000,000)          .01   (6,000,000)          .01
                                          ----------    ---------    ----------    ----------

           Balance at December 31, 2005           --                         --

           Cancelled                              --                         --
                                          ----------    ---------    ----------    ----------

           Balance at December 31, 2006   ==========    =========    ==========    ==========

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006


NOTE J - STOCK OPTIONS AND WARRANTS (CONTINUED)

           Stock Warrants

           The following table summarizes transactions in stock warrants through December 31, 2006:

                                                           Weighted                        Weighted
                                                            Average                        Average
                                                           Exercise            Warrants    Exercise
                                           Warrants          Price            Exercisable    Price
                                            ---------      ---------          ---------    ---------
           Balance at December 31, 2004     7,000,000           .03            7,000,000     .03
           Granted
           Exercised
           Cancelled
                                            ---------                          ---------
           Balance at December 31, 2005     7,000,000           .03            7,000,000     .03
           Granted
           Exercised
           Cancelled
                                            ---------                          ---------
           Balance at December 31, 2006     7,000,000           .03            7,000,000     .03
                                            =========                          =========

           As of December 31, 2006, there were 7,000,000 common stock warrants outstanding with a weighted average remaining life of 0.5 years and a weighted average price of $0.03.


NOTE K - DEFERRED CREDIT

            At December 31, 2005, the deferred credit of $4,776,409 results from the issuance of common stock by Mazal for cash and services. At December 31, 2005, Mazal has negative equity and therefore no minority interest will be reflected until Mazal has positive equity.

            Issuances of Mazal common stock are as follows:

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

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006

NOTE K - DEFERRED CREDIT (CONTINUED)

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

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006


NOTE K - DEFERRED CREDIT (CONTINUED)

            On December 15, 2005, Mazal issued 149,500 shares of its common stock to for late filing of a registration statement, pursuant to the terms of a private placement agreement, at $1.15 per share. The aggregate remuneration of $171,925 has been treated as stock based compensation and expensed in the current year.

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

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006


NOTE K - DEFERRED CREDIT (CONTINUED)

            Stock Options

            The following table summarizes transactions in stock options through December 31, 2006:

                                                                        Weighted                           Weighted
                                                                        Average                             Average
                                                                        Exercise          Options          Exercise
                                                            Options      Price           Exercisable         Price
                                                          ---------   -----------        -----------       -------0
            Granted in 2005                               1,000,000   $      0.50         1,000,000      $    0.50
            Exercised
            Cancelled
                                                          ---------                       ---------
            Balance at December 31, 2005                  1,000,000   $      0.50         1,000,000      $    0.50
                                                          =========                       =========



            There were no options exercised , granted or cancelled in 2006.

            Assumptions used to value stock options issued by Mazal are as follows:

                                                      For the Years Ended
                                                        December  31,

                                                      2006         2005
                                                      ----        -----
            Annual dividend                            N/A          No
            Volatility                                 N/A         10%
            Risk free interest rate                    N/A          5%
            Expected life-years                        N/A           3

            During the year ended December 31, 2005, Mazal recorded $569,656 of expense on the issuance of stock options.

NOTE L - GAIN ON SALE OF INVESTMENT

            The gain on sale of investment IN THE AMOUNT OF $69,500 FOR THE YEAR ENDED December 31, 2006, resulted from the sale of 500,000 shares of common stock of Amazon Biotech, Inc., an affiliated company, for $70,000. The stock had a basis of $500.


NOTE M - FORGIVENESS OF DEBT

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

              ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006


NOTE N - LETTER OF INTENT

            On December 19, 2006 the entered into a letter of intent with H & H Equipment Company, Inc ("H&H") under which H&H is to provide $1,200,000 for the construction of two Bio-Diesel plants for the Company in exchange for a 33% in the Company in the form of convertible preferred stock. H&H has not yet provided the funds and therefore no stock has been issued.

NOTE O - RECLASSIFICATIONS

           Certain prior year amounts have been reclassified to conform to the classifications used in 2006.

NOTE P - SUBSEQUENT EVENTS

            Securities Purchase Agreement and Plan of Reorganization

            On January 16, 2007, the Company's board of directors approved a Securities Purchase Agreement and Plan of Reorganization entered into on January 9, 2007, between the Company and World Health Energy, Inc. ("WHE") to effect a merger of the two companies. The agreement calls for APPI to purchase 100% of the shares of WHE in exchange for 55,000,000 shares of the Company. The resulting entity would be known as World Health Energy, Inc.

            In addition, the agreement calls for an employment agreement with the shareholder of WHE as the Chief Operating Officer ("COO") of the Company which will include the issuance of 25,000,000 shares of the current APPI common stock (or the equivalent upon execution of the exchange) and an additional 15,000,000 shares will be allocated to an employment performance package. The COO will also receive a bonus of one percent (1%) of net profits once the Company reaches $5,000,000 in revenue.

            Issuance of Common stock

            On January 4, 2007, the Company authorized the issuance of 4,000,000 shares of its common stock under an S-8 filing with the Securities and Exchange Commission at $0.0072 per share to the Company's attorney in consideration of accrued legal services.

            On March 19, 2007, the Company authorized the issuance of 17,000,000 shares of its common stock under an S-8 filing with the Securities and Exchange Commission at $0.0047 per share for services rendered.