Form 10QSB
period 2007-03-31
ADVANCED PLANT PHARMACEUTICALS INC
filed 2007-05-21
CIK 943535

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No.  000-29462

ADVANCED PLANT PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	59-2762023
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

43 West 33rd Street New York, NY	10001
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (212)695-3334

_________________________________________________________
Former name, former address and former fiscal year, if changed since last report.

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

868,382,336 shares of Common Stock, $.0007 par value as of March 31, 2007

INDEX

PART I. - FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

INDEX TO FINANCIAL STATEMENTS

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to Financial Statements	F-5

Item 1. Financial Statements

ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	Unaudited
ASSETS
CURRENT ASSETS
Prepaid consulting expenses	$-	$7,600

Total Current Assets		7,600

OFFICE EQUIPMENT, net of accumulated depreciation of $4,239
and $4,058, respectively	114	295
OTHER ASSETS
Goodwill	328,648	-
Due from related companies	16,120	16,120
Other assets	5,679	5,679
	350,447	21,799
Total Assets	$350,561	$29,694

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Bank overdraft	$7,248	$5,468
Accounts payable	184,447	181,946
Accrued expenses	433,931	425,694
Accrued expenses payable in common stock	119,096
Accrued expenses - stockholders	945,861	871,549
Due to related companies	8,484	8,484
Deposits to acquire stock	100,000
Acquisition payable in common stock	300,000
Loan payable	5,000
Loans payable - stockholders	332,470	305,993
Total Current Liabilities	2,436,537	1,799,134

STOCKHOLDERS’ DEFICIENCY
Preferred stock, authorized 10,000,000 shares;
$0.0007 par value; 5,000,000 shares issued
and outstanding at March 31,
2007 and December 31, 2006	3,500	3,500
Common stock, authorized 880,000,000
shares; $0.0007 par value; 880,000,000 and
875,157,996 shares issued and outstanding at
March 31, 2007 and December 31, 2006	616,000	612,611
Additional paid-in capital	22,147,468	21,982,453
Accumulated deficit	(24,852,944)	(24,368,004)

Total Stockholders’ Deficiency	(2,085,976)	(1,769,440)
Total Liabilities and Stockholders’ Deficiency	$350,561	$29,694

See accompanying notes to financial statements.

ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
		2007	2006

REVENUE - SALES		$4,037	$1,976

COSTS AND EXPENSES
Cost of goods sold		578
Salaries and consulting fees - stockholders'		79,500	79,500
Selling, general and administrative expenses		408,671	24,024
Depreciation		181	279
Total Costs and Expenses		488,930	103,803

NET OPERATING LOSS		(484,893)	(101,827)

OTHER EXPENSE
Interest expense		(47)	(4,043)

LOSS BEFORE DISCONTINUED OPERATIONS		(484,940)	(105,870)

Loss from discontinued operations			(532,904)

NET LOSS		$(484,940)	$(638,774)

NET LOSS PER SHARE OF COMMON STOCK

Loss before discontinued operations (basic and fully diluted)	$	(0.001)	$(0.000)

Net loss (basic and fully diluted)	$	(0.001)	$(0.001)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING (basic and fully diluted)		879,801,177	798,157,996

See accompanying notes to financial statements.

ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(484,940)	$(638,774)
Adjustments to reconcile net loss to cash flows
used in operating activities
Stock issued for services	273,500	324,000
Depreciation expense	181	279
Changes in assets and liabilities:
Decrease in accounts receivable		1,188
Decrease in prepaid expenses - officers		6,700
Increase in prepaid offering costs		(5,000)
Decrease in prepaid consulting expenses	7,600
Increase in due from related company		(2,250)
Increase in accounts payable	36,501	25,930
Increase in accrued expenses	8,237	40,182
Increase in accrued expenses - shareholders	74,312	111,505
Net cash used in operating activities	(84,609)	(136,240)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash (used in) provided by investing activities

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received in acquisition of subsidiary	1,417
Bank overdraft	1,780	119
Proceeds from loan payable	5,000
Proceeds from loans payable - stockholders’	28,412
Payments on loans payable - stockholders’	(2,000)
Proceeds from deposits to acquire stock	50,000	150,000
Net cash provided by financing activities	84,609	150,119

Net increase (decrease) in cash	-	13,879

CASH AT BEGINNING OF PERIOD	-	11,688

CASH AT END OF PERIOD	$-	$25,567

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

Interest paid	$47	$4,043

See accompanying notes to financial statements.

ADVANCED PLANT PHARMACEUTICALS, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

	For the Three Months Ended March 31,
	2007	2006

NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of common stock as compensation	$273,500

Issuance of Mazal common stock for services classified as
a deferred credit		$324,000

Issuance of common stock in satisfaction of accounts payable	40,200

Common stock in excess of authorized number of shares
reclassified to accrued expenses payable in common stock	119,096

Common stock in excess of authorized number of shares
reclassified to deposits to acquire stock	50,000

Assets acquired and liabilities assumed in acquisition of
subsidiary:
Cash	1,417
Due from related company	5,618
Goodwill	328,648
Loans payable - stockholder	(5,683)
Acquisition payable in common stock	(300,000)
Issuance of common stock	(30,000)

See accompanying notes to financial statements.

ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2007

1. CONDENSED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosure, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed and omitted. The results of operations for the three months ended March 31, 2007 are not indicative of the results of operations for the year ended December 31, 2007. The condensed financial statements should be read in conjunction with the Company’s financial statements included in its annual Form 10 KSB for the year ended December 31, 2006.

2. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements for the three months ended March 31, 2007, include the accounts of Advanced Plant Pharmaceuticals, Inc. (“APPI”) and its wholly owned subsidiary World Health Energy, Inc. (“WHE”) acquired on February 8, 2007. The results of operations for WHE are included from January 1, 2007 through March 31, 2007 as WHE had minimal operating activity. All intercompany transactions have been eliminated.

WHE has the technical knowledge to operate Bio-Diesel fuel plants.

3. STOCK WARRANTS

At March 31, 2007, the Company had outstanding warrants to purchase 7,000,000 shares of the Company's common stock at a price of $.03 per share. The warrants are exercisable and expire at various dates through 2007.

4. COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with two employees, and a consulting contract with a key consultant, who are also stockholders of the Company. At March 31, 2007, the Company has a total liability for accrued salaries and consulting expense to stockholders of $805,550. There could be certain payroll tax liabilities owed to the IRS on some of the payments for services to certain consultants that were paid in prior years, pursuant to these employment agreements.

5. ACCRUED EXPENSES PAYABLE IN COMMON STOCK

Accrued expenses payable in common stock in the amount of $119,096 represents the value of 32,157,996 shares of common stock approved for issuance by the Company’s director. These shares were recorded as issued and outstanding in 2005 and 2006 for services rendered pursuant to unanimous consents of the sole director of the Company, contracts and agreements. The shares were reclassified from common stock and additional paid-in capital in January 2007 as the Company issued stock through its stock transfer agent to others that exceeded the number of shares of common stock authorized for issuance by the Company pursuant to its Articles of Incorporation. See Note 7.

6. DEPOSITS TO ACQUIRE STOCK

The deposits to acquire common stock include $50,000 received as part of a letter of intent with H & H Equipment Company, Inc. (“H&H”) to provide $1,200,000 for the construction of two Bio-Diesel plants for the Company in exchange for a 33% interest in the Company in the form of convertible preferred stock.

ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2007

6. DEPOSITS TO ACQUIRE STOCK (CONTINUED)

Deposits to acquire stock, also includes $50,000 received from Ezriel Silberberg pursuant to a stock purchase agreement to acquire 25,000,000 shares of the Company’s common stock. The proceeds were received in 2006 and the shares were included in shares issued and outstanding at December 31, 2006. The deposit was reclassified from common stock and additional paid-in capital in January 2007 as the Company issued stock through its stock transfer agent to others and exceeded the number of shares of common stock authorized for issuance by the Company pursuant to it Articles of Incorporation. See Note 7.

7. ISSUANCE OF COMMON STOCK

The Company’s Articles of Incorporation allow for the issuance of no more than 880,000,000 shares of its common stock. At March 31, 2007, the Company has approved through the approval of unanimous consents of the sole director of the Company, and executed contracts and agreements with numerous third parties, the issuance of 107,157,996 in excess of the authorized number of shares allowed to be issued. In addition, common stock issued and outstanding at March 31, 2007 includes 11,592,004 approved for issuance by the Company but which have not been issued by the Company’s stock transfer agent.

On January 4, 2007, the Company issued 4,000,000 shares of its common stock to its attorneys in consideration of accrued legal services at $0.0072 per share. The aggregate remuneration of $28,800 has been treated as payment of accrued liabilities to the attorneys.

On January 8, 2007, the Company issued 6,000,000 shares of its common stock to a consultant as a penalty for late payment at $0.0063 per share. The aggregate remuneration of $37,800 has been treated as stock based compensation and expensed in the current year.

On January 25, 2007, the Company issued 30,000,000 shares of its common stock to a consultant for services at $0.0053 per share. The aggregate remuneration of $159,000 has been treated as stock based compensation and expensed in the current period.

On February 1, 2007, the Company issued 15,000,000 shares of its common stock to a consultant for services at $0.0047 per share. The aggregate remuneration of $70,500 has been treated as stock based compensation and expensed in the current period.

On February 8, 2007, the Company issued 5,000,000 shares of its common stock to acquire a 100% interest in World Health Energy Inc. (“WHE”) at $0.006 per share. In addition, the Company recorded a liability for the future issuance of an additional 50,000,000 shares of its common stock at $0.006 per share as part of the acquisition of WHE. The aggregate value of the acquisition was $330,000, of which $30,000 represented the value of the common stock issued and $300,000 represented the liability for future issuance of shares and is classified as acquisition payable in common stock.

On February 13, 2007, the Company issued 1,000,000 shares of its common stock to its attorneys for legal services at $0.0062 per share. The aggregate remuneration of $6,200 has been treated as legal fees and expensed in the current period.

On February 21, 2007, the Company issued 1,000,000 shares of its common stock to its attorneys in consideration of legal services at $0.0052 per share. The aggregate remuneration of $5,200 has been treated as payment of accrued liabilities to the attorneys.

ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2007

8. GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLANS

As reflected in the accompanying financial statements, the Company has current liabilities in excess of current assets of $2,436,537, resulting in negative working capital and an accumulated deficit of $24,852,944. Management is presently seeking to raise permanent equity capital in the capital markets to eliminate negative working capital and provide working capital. Failure to raise equity capital or secure some other form of long-term debt arrangement will cause the Company to further increase its negative working capital deficit and could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

9. RECLASSIFICATIONS

Certain reclassifications have been made to the financial statements for the three months ended March 31, 2006 to conform to the presentation used in the financial statements as of March 31, 2007 and for the three month period then ended.

10. SUBSEQUENT EVENT

Agreement of Settlement and Release

On April 20, 2007, the Company approved an agreement of settlement and release with the President and sole Director of the Company. Pursuant to the terms of the agreement, the Company will transfer 200,000 shares of common stock in Amazon Biotech, Inc. (“Amazon”) it holds to the President in payment of accrued salaries in the amount of $12,000. The common stock of Amazon closed at $0.08 per share on April 20, 2007, which will result in stock based compensation being recorded in the amount of $4,000.

RISK FACTORS

Item 1A.

Except as stated herein, there have been no material changes in our risk factors from those disclosed in our 2006 Annual Report on Form 10-KSB.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-QSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

Our products we are currently marketing are:

• Lo-Chol - Lo-Chol's patent pending formula is derived from the "whole plant" parts of six selected plants that work in concert to help tip your lipid balance (good and bad cholesterol) towards a more normal level. These six plants are synergistically combined using a proprietary "whole plant technology" (a special pharmaceutical-grade process) that delivers virtually all the natural phyto-chemicals and active ingredients in the plants. Unlike almost all other herbal supplements on the market, Lo-Chol does not contain any extracts. Instead, it utilizes the entire part of a specific plant that is processed and standardized to deliver optimum potency and nutritional benefits.

• ACA - ACACaplets contain a carefully selected group of 11 natural plant substances, which work in harmony to help chronic fatigue and boost normal metabolic processes that support immune system function. These 11 plants (including Boswelliacaterii, Impatiens balaminia and Curcuma zedoria) have long and storied histories in ancient herbal medicine and folklore. Many are referred to in the Bible as well as Ayurveda, "India's natural science of life and well-being". Now, incorporated together in ACA, they offer the best of traditional herbal wisdom and modern science.

• Sinusol - Developed in concert with a leading board certified Allergy and Sinus specialist, SINUSOL(TM) is a unique nasal and sinus solution that pleasantly cleanses and moisturizes the nasal and sinusmucosa. Sinusol(TM) thins nasal solutions to clear stuffy and blocked allergic nasal passages as well as relieves sneezing and sinus pressure. Sinusol(TM), is the safe and natural alternative to over the counter nasal sprays and saline products that contain irritating preservatives and additives.

Management has not been satisfied with the results of its operations in this field. Due to limited capital resources, it has not been able to properly promote or advertise its products. Moreover, even with increased brand awareness, competition in the field remains intense. As a result the Company is pursuing other business opportunities and has acquired all of the issued and outstanding shares of common stock of World Health Energy, Inc. (“WHE”).

World Health Energy Inc. is a developmental stage company with no operations to date. Subject to receipt of financing, of which there can be no assurance, its primary business objective is to produce and market high-quality, low-cost B100 biodiesel. In addition to the production of biodiesel, WHE intends to design and manufacture biodiesel production plants in varying capacities to meet the demand of the market, thereby, providing much needed complementary renewable energy solutions to the international biodiesel communities. WHE hopes to establish strategic alliances and partnerships with proposed leased and owned facilities and make resale arrangements with energy suppliers.

Assuming the Company can raise sufficient finances, they intend to focus their operations on World Health.

Comparison of Operating Results for the Quarter Ended March 31, 2007 to the Quarter Ended March 31, 2006

Revenues

For the three months ended March 31, 2007 as compared to the three months ended March 31, 2006, we generated revenue of $4,037 as compared to $1,976.

Net Loss

Net loss for the three months ended March 31, 2007 was $484,940 as compared to a loss of $638,774 in the comparable period in 2006.

Operating Expenses

Salaries and consulting fees - stockholders' for both quarters were $79,500. Selling, general and administrative costs were $408,671 as compared to $24,024. Most of the operating expenses we incurred for the quarter represented stock issued for services rendered.

Liquidity and Capital Resources

We have total assets of $350,561 as compared to $29,694 as of December 31, 2006. We have recorded $328,648 as goodwill from the acquisition of World Health Energy, Inc.  At the time of the acquisition of WHE, WHE had assets of $1,352. We are obligated to issue to the shareholders of WHE a total of 55 million shares of our common stock which we have valued at $330,000. The difference between WHE’s book value and the value of our common stock has been recorded as goodwill.

We use available finances to fund ongoing operations. Funds will be used for general and administrative expenses, We do not have sufficient funds available to meet our current liabilities. Unless we secure additional financing, it is unlikely that we will be able to continue our current operations.

We have current liabilities totaling $2,436,537 as compared to $1,799,134 as of December 31, 2006. Our accounts payable and accrued expenses total $184,447 and $443,931 respectively as compared to $181,946 and $425,694 at December 31, 2006. Amounts due to stockholders total $1,278,331 as compared to $1,177,542. This amount includes loans of $332,470 in 2007 and $305,993 in 2006. We are also obligated to issue $350,000 of our common stock, $50,000 pursuant to a stock purchase agreement and $300,000 per the WHE acquisition agreement and have recorded $119,096 in accrued expenses payable in common stock. We have also received $50,000 pursuant to a $1,200,000 financing for a 33% interest in the company in the form of convertible preferred stock, which to date has not been issued. Since we do not have a sufficient number of shares available to issue under our articles of incorporation, we will be required to increase the number of authorized shares and/or implement a reverse split of our common stock.

Going concern

As reflected in the accompanying financial statements, the Company has current liabilities in excess of current assets of $2,436,537, resulting in negative working capital and an accumulated deficit of $24,852,944. Management is presently seeking to raise permanent equity capital in the capital markets to eliminate negative working capital and provide working capital. Failure to raise equity capital or secure some other form of long-term debt arrangement will cause the Company to further increase its negative working capital deficit and could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, the Company's chief executive officer and its principal financial officer, (the “Certifying Officers”) evaluated the effectiveness of the Company's "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. David Lieberman, is our chief executive officer and chief financial officer. Based on that evaluation, the Certifying Officers concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management, including these officers, to allow timely decisions regarding required disclosure.

The Certifying Officers have also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Notwithstanding the foregoing, management has determined that stricter controls regarding the issuance of its common stock are in order. Specifically, since David Lieberman is currently the sole officer and director of the Company, all common stock issuance have been pursuant to written consent of the sole directors. All of these actions have not been communicated to the Company’s transfer agent which, had these measures been properly taken, resulted in the issuance of common stock beyond the authorized capitalization of the Company. Management has for the future undertaken to confirm with third parties regarding the validity of any stock issuance and to immediately forward all board resolutions to the Company’s transfer agent.

Our management, including the Certifying Officers, do not expect that our disclosure controls or our internal controls will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities,

During the quarter ended March 31, 2007 we issued the following unregistered securities:

On February 8, 2007 we issued a total of 5,000,000 shares of our common stock to the two shareholders of World Health Energy, Inc. in exchange for all of the issued and outstanding shares of common stock of World Health Energy, Inc.

The securities issued in the foregoing transactions were made in reliance upon an exemption from registration under Section 4(2) of the Securities Act. Alternatively, these issuances of securities were undertaken under Rule 506 of Regulation D under the Securities Act of 1933, as amended, by the fact that:

Also during the quarter ended March 31, 2007 we issued a total of 77 million shares of our registered Common Stock to various consultants for services rendered. The Shares were issued from our various Stock Incentive Plans which were filed on Form S-8 with the Securities and Exchange.

We have also authorized the issuance of an additional 107,157,996 shares of our common stock in excess of the authorized number of shares. None of these shares will be issued until the Company’s amends its articles of incorporation to increase the number of authorized shares.

Item 3. Defaults upon senior securities.

None.

Item 4. Submission of matters to a vote of security holders.

There were no matters submitted during the quarter ended March 31, 2007 to a vote of the Company’s securities holders.

Item 5. Exhibits and Report on Form 8-K

During the quarter ended March 31, 2007 we filed a report on February 9, 2007 on Form 8-k in connection with our acquisition of World Health Energy, Inc.

Exhibit No.	Description

31.1	Section 302 Certification of the Principal Executive Officer *

31.2	Section 302 Certification of the Principal Financial Officer *

32.1	Section 906 Certification of Principal Executive Officer *

32.2	Section 906 Certification of Principal Financial and Accounting Officer *

* Filed herewith

  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED PLANT PHARMACEUTICALS, INC.

Date: May 18 , 2007

By:	/s/ David Lieberman
David Lieberman
CEO and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Lieberman	Date: May 18 , 2007
David Lieberman
CEO/ Director