Form 10QSB
period 2007-06-30
ADVANCED PLANT PHARMACEUTICALS INC
filed 2007-08-20
CIK 943535

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No. 000-29462

ADVANCED PLANT PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	59-276023
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

43 West 33rd Street New York, NY	10001
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:	(212)695-3334

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

880.000.000 shares of Common Stock, $.0007 par value as of June 30, 2007

Item 1. Financial Statements

ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	Unaudited
ASSETS
CURRENT ASSETS
Prepaid consulting expenses	$-	$7,600
Total Current Assets		7,600

OFFICE EQUIPMENT, net of accumulated depreciation of $4,353 and $4,058, respectively	-	295
OTHER ASSETS
Goodwill	328,648	-
Due from related companies	15,620	16,120
Other assets	5,479	5,679
	349,747	21,799
Total Assets	$349,747	$29,694
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Bank overdraft	$8,373	$5,468
Accounts payable	230,048	181,946
Accrued expenses	413,631	425,694
Accrued expenses payable in common stock	119,096	-
Accrued expenses - stockholders	1,002,361	871,549
Due to related companies	8,484	8,484
Deposits to acquire stock	108,000	-
Acquisition payable in common stock	300,000	-
Loan payable	11,000	-
Loans payable - stockholders	338,040	305,993
Total Current Liabilities	2,539,033	1,799,134

STOCKHOLDERS’ DEFICIENCY
Preferred stock, authorized 10,000,000 shares; $0.0007 par value; 5,000,000 shares issued and outstanding at June 30, 2007 and December 31, 2006	3,500	3,500
Common stock, authorized 880,000,000 shares; $0.0007 par value; 880,000,000 and 875,157,996 shares issued and outstanding at June 30, 2007 and December 31, 2006	616,000	612,611
Additional paid-in capital	22,163,268	21,982,453
Accumulated deficit	(24,972,054)	(24,368,004)

Total Stockholders’ Deficiency	(2,189,286)	(1,769,440)
Total Liabilities and Stockholders’ Deficiency	$349,747	$29,694

See accompanying notes to financial statements.

ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2007		2006	2007		2006

REVENUE - SALES		$185	$2,575		$4,222	$4,551

COSTS AND EXPENSES
Cost of goods sold		-	-		578	-
Salaries and consulting fees - officers		79,500	79,500		159,000	159,000
Selling, general and administrative expenses		39,660	175,169		448,331	199,193
Depreciation		114	279		295	558

Total Costs and Expenses		119,274	254,948		608,204	358,751

NET OPERATING LOSS		(119,089)	(252,373)		(603,982)	(354,200)

OTHER INCOME (EXPENSE)
Gain on sale of investment		-	308,300		-	308,300
Interest expense		(21)	(125)		(68)	(4,168)

Net Other Income (Expense)		(21)	308,175		(68)	304,132

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS		(119,110)	55,802		(604,050)	(50,068)

Loss from discontinued operations			(132,474)			(665,378)

NET LOSS		$(119,110)	$(76,672)		$(604,050)	$(715,446)

NET LOSS PER SHARE OF COMMON STOCK

Loss before discontinued operations (basic and fully diluted)	$	(0.01)	$(0.01)	$	(0.01)	$(0.01)

Net loss (basic and fully diluted)	$	(0.01)	$(0.01)	$	(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (basic and fully diluted)		880,000,000	798,157,996		879,901,138	798,157,996

See accompanying notes to financial statements.

ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For Six Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(604,050)	$(715,446)
Adjustments to reconcile net loss to cash flows used in operating activities
Stock issued for services	267,300	324,000
Gain on sale of investment		(308,000)
Stock held for investment issued for services		72,000
Depreciation expense	295	558
Changes in assets and liabilities:
Decrease in accounts receivable		1,188
Decrease in prepaid expenses - officers		21,668
Decrease in prepaid consulting expenses	7,600
Decrease (increase) in due from related company	500	(4,500)
Increase (decrease) in accounts payable	88,302	(35,789)
(Decrease) increase in accrued expenses	(12,063)	128,773
Increase in accrued expenses - shareholders	146,812	226,986
Net cash used in operating activities	(105,304)	(288,862)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposition of stock held for investment		65,000
Net cash provided by investing activities		65,000

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received in acquisition of subsidiary	1,417
Bank overdraft	2,905	(2,295)
Proceeds from loan payable	11,000
Proceeds from loans payable - stockholders’	34,832	5,353
Payments on loans payable - stockholders’	(2,850)
Proceeds from issuance of former subsidiary’s common stock		145,000
Proceeds from deposits to acquire stock	58,000	67,500
Net cash provided by financing activities	105,304	215,558

Net increase (decrease) in cash	-	(8,304)

CASH AT BEGINNING OF PERIOD	-	(11,688)

CASH AT END OF PERIOD	$-	$3,384

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Interest paid	$68	4,168
See accompanying notes to financial statements.

ADVANCED PLANT PHARMACEUTICALS, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

	For the Three Months Ended
	June 30,
	2007	2006
NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of common stock as compensation	267,300

Issuance of Mazal common stock for services classified as a deferred credit		$324,000

Miscellaneous receivable from sale of stock held for investment		5,000

Issuance of stock held for investment in payment of Accrued expenses - officers	16,000	168,000

Issuance of common stock in satisfaction of Accounts payable	40,200

Common stock in excess of authorized number of shares Reclassified to accrued expenses payable in common stock	119,096

Common stock in excess of authorized number of shares Reclassified to deposits to acquire stock	50,000

Assets acquired and liabilities assumed in acquisition of subsidiary:

Cash	1,417
Due from related company	5,618
Goodwill	328,648
Loans payable - stockholder	(5,683)
Acquisition payable in common stock	(300,000)
Issuance of common stock	(30,000)

See accompanying notes to financial statements.

ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2007

1. CONDENSED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosure, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed and omitted. The results of operations for the six months ended June 30, 2007 are not indicative of the results of operations for the year ended December 31, 2007. The condensed financial statements should be read in conjunction with the Company’s financial statements included in its annual Form 10 KSB for the year ended December 31, 2006.

2. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements for the six months ended June 30, 2007 include the accounts of Advanced Plant Pharmaceuticals, Inc. (“APPI”) and its wholly owned subsidiary World Health Energy, Inc. (“WHE”) acquired on February 8, 2007. The results of operations for WHE are included from January 1, 2007 through June 30, 2007 as WHE had minimal operating activity. All intercompany transactions have been eliminated.

WHE has the technical knowledge to operate Bio-Diesel fuel plants.

3. COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with two employees and a consulting contract with a key consultant, who are also stockholders of the Company. At June 30, 2007, the Company has a total liability for accrued salaries and consulting expense to stockholders of $869,050. There could be certain payroll tax liabilities owed to the IRS on some of the payments for services to certain consultants that were paid in prior years, pursuant to these employment agreements.

4. ACCRUED EXPENSES PAYABLE IN COMMON STOCK

Accrued expenses payable in common stock in the amount of $119,096 represents the value of 32,157,996 shares of common stock approved for issuance by the Company’s director. These shares were recorded as issued and outstanding in 2005 and 2006 for services rendered pursuant to unanimous consents of the sole director of the Company, contracts and agreements. The shares were reclassified from common stock and additional paid in capital in January 2007 as the Company issued stock through its transfer agent to others that exceeded the number of shares of common stock authorized for issuance by the Company pursuant to its Articles of Incorporation. See Note 7.

5. DEPOSITS TO ACQUIRE STOCK

The deposits at acquire stock include $50,000 received as part of a letter of intent with H & H Equipment Company, Inc (“H&H”) to provide $1,200,000 for the construction of two Bio-Diesel plants for the Company in exchange for a 33% interest in the Company in the form of convertible preferred stock.

ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2007

5. DEPOSITS TO ACQUIRE STOCK (CONTINUED)

Deposits to acquire stock also include $50,000 received from Ezriel Silberberg pursuant to a stock purchase agreement to acquire 25,000,000 shares of the Company’s common stock. The proceeds were received in 2006 and the shares were included in shares issued and outstanding at December 31, 2006. The deposit was reclassified from common stock and additional paid in capital in January 2007 as the company issued stock through its stock transfer agent to others and exceeded the number of shares of common stock authorized for issuance by the Company pursuant to its Articles of Incorporation. See Note 7.

6. ISSUANCE OF COMMON STOCK

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

On February 7, 2007, the Company issued 5,000,000 shares of its common stock to acquire a 100% interest in World Health Energy Inc. (“WHE”) at $0.006 per share. In addition, the Company recorded a liability for the future issuance of an additional 50,000,000 shares of its common stock at $0.006 per share as part of the acquisition of WHE. The aggregate value of the acquisition was $330,000, of which $30,000 represented the value of the common stock issued and $300,000 represented the liability for future issuance of shares and is classified as acquisition payable in common stock.

On February 13, 2007, the Company issued 1,000,000 shares of its common stock to its attorneys for legal services at $0.0062 per share. The aggregate remuneration of $6,200 has been treated as legal fees and expensed in the current period.

On February 21, 2007, the Company issued 1,000,000 shares of its common stock to its attorneys for legal services at $0.0052 per share. The aggregate remuneration of $5,200 has been treated as legal fees and expensed in the current period.

The Company’s Articles of Incorporation allow for the issuance of no more than 880,000,000 shares of its common stock. At June 30, 2007, the Company has approved through the approval of unanimous consents of the sole director of the Company, and executed contracts and agreements with numerous third parties, the issuance of 107,157,996 in excess of the authorized number of shares allowed to be issued. In addition, common stock issued and outstanding at June 30, 2007 includes 11,592,004 shares approved for issuance by the Company but which have not been issued by the company’s stock transfer agent.

ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2007

7. GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLANS

As reflected in the accompanying financial statements, the Company has current liabilities in excess of current assets of $2,539,033, resulting in negative working capital and an accumulated deficit of $24,972,054. Management is presently seeking to raise permanent equity capital in the capital markets to eliminate negative working capital and provide working capital. Failure to raise equity capital or secure some other form of long-term debt arrangement will cause the Company to further increase its negative working capital deficit and could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

8. RECLASSIFICATIONS

Certain reclassifications have been made to the financial statements for the three and six months ended June 30, 2006 to conform to the presentation used in the financial statements as of June 30, 2007 and for the three and six month periods then ended.

INDEX

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets at June 30, 2007 (unaudited) and December 31, 2006

Consolidated Statement of Operations for the Three and Six Months Ended June 30, 2007 and June 30, 2006 (unaudited)

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and June 30, 2006 (unaudited)

Notes to Interim Financial Statements as of June 30, 2007 (unaudited)

Item 2 Management’s Discussion and Analysis or Plan of Operations

Item 3 Controls and Procedures

PART II. - OTHER INFORMATION

Item 1 Legal Proceedings

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 Defaults upon senior securities

Item 4 Submission of matters to a vote of security holders

Item 5 Other information

Item 6 Exhibits and reports on Form 8-K

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION
INDEX TO FINANCIAL STATEMENTS
Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to Financial Statements	F-4

Item 1A.    RISK FACTORS

Except as stated herein, there have been no material changes in our risk factors from those disclosed in our 2007 Annual Report on Form 10-KSB.

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

GENERAL

We previously focused on the research and development of plant based dietary supplements. We were not successful in this endeavor and have decided to focus our attention on the development of our wholly owned subsidiary, World Health Energy, Inc. (“WHE”).

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

Due to insufficient funding, the Company has not been able to undertake these activities nor can there be any assurance that we will identify adequate funding to launch any of these programs in the future. We have however signed a Letter of Intent with H & H Equipment Company (“H&H ”) which provides in part for H&H to provide $1.2 million for the construction of tow bio-diesel plants in exchange for a 33% interest in the Company in the form of convertible preferred stock. Closing will be subject to further due diligence and execution of a definitive stock purchase agreement.

Comparison of Operating Results for the three and six months ended June 30, 2007 and June 30, 2006.

Revenues

For the three month and six months ended June 30, 2007 we had revenues of $185 and $4,222 as compared to $2,575 and $4,551 for the three and six months ended June 30, 2006. The significant decline in revenues during our latest quarter is the result of our decision to phase out our plant based dietary supplement business. .

Net Loss

Net loss for the three and six months ended June 30, 2007 was $(119,110) and $(603,982) as compared to a net loss for the comparable periods in 2006 of $(76,672) and $(715,446). Investors should note that we recorded in 2006 a gain on the sale of investment assets of $308,300 in comparing 2007 and 2006 operating results.

We have recorded in all periods a net loss per share of $(.01).

Operating Expenses

Salaries and consulting fees for three and six month periods $79,500 and $159,000 in 2007 and 2006. Selling, general and administrative costs for the three months ended June 30, 2007 was $39,660 and $448,331 as compared to $175,169 and $199,193 in 2006. Except for the three months ended June 30, 2007, most of the operating expenses we incurred for the quarter represented stock issued for services rendered.

Liquidity and Capital Resources

As of June 30, 2007 we had total assets of $349,747 as compared to total assets of $29,694 as of December 31, 2006. The primary reason for this significant increase in our assets is directly attributable to our acquisition of WHE for which we have allocated $328,648 as goodwill.  At the time of the acquisition of WHE, WHE had assets of $1,352. We are obligated to issue to the shareholders of WHE a total of 55 million shares of our common stock which we have valued at $330,000. The difference between WHE’s book value and the value of our common stock has been recorded as goodwill.

We have current liabilities totaling $2,539,033 as compared to $1,799,134 as of December 31, 2006. Our accounts payable and accrued expenses total $230,048 and $413,631 respectively as compared to $181,946 and $425,694 at December 31, 2006. We also recorded accrued expenses due stockholders of $1,002,361 as compared to $871,549 as of December 31, 2006. We have recorded as a liability deposits to acquire shares of our common stock of $108,000, acquisitions related to WHE payable in common stock of $300,000 and loans payable to stockholders of $338,040 as compared to $305,993 as of December 31, 2007. Since we do not have a sufficient number of shares available to issue under our articles of incorporation, we intend to increase the number of our authorized shares.

We use available finances to fund ongoing operations. Funds will be used for general and administrative expenses, We do not have sufficient funds available to meet our current liabilities. Unless we secure additional financing, it is unlikely that we will be able to continue our current operations.

Going concern

As reflected in the accompanying financial statements, the Company has current liabilities of $2,539,033 and current assets of $349,747. We have a working capital deficit of $2,189,286 and an accumulated deficit of $24,972,054. Management is presently seeking to raise permanent equity capital in the capital markets to eliminate negative working capital and provide working capital. Failure to raise equity capital or secure some other form of long-term debt arrangement will cause the Company to further increase its negative working capital deficit and could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In April 2007, we were sued in the United States District Court for the District of New Jersey (Case No. 07-CV-831) for breach of contract arising from an agreement entered into in 1996. The claimant seeks damages in excess of $1.2 million. The Company believes that it has meritorious defenses and has filed a Motion to Dismiss.

Item 2. Unregistered Sales of Equity Securities,

During the quarter ended June 30, 2007 we did not issue any shares of our common stock. We did however receive a deposit of $50,000 in connection with a proposed financing of our Bio Diesel plant..

Item 3. Defaults upon senior securities.

None.

Item 4. Submission of matters to a vote of security holders.

There were no matters submitted during the quarter ended June 30, 2007 to a vote of the Company’s securities holders.

Item 5. Exhibits and Report on Form 8-K

None

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

ADVANCED PLANT PHARMACEUTICALS, INC.

Date: August 20, 2007	By:	/s/ David Lieberman
David Lieberman CEO and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David Lieberman	Date: August 20, 2007
David Lieberman CEO/ Director