Form 10QSB
period 2007-09-30
ADVANCED PLANT PHARMACEUTICALS INC
filed 2007-11-19
CIK 943535

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

880,000,000 shares of Common Stock, $.0007 par value as of September 30, 2007

INDEX

PART I. - FINANCIAL INFORMATION

PART II. - OTHER INFORMATION

Item 1	Legal Proceedings	8

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3	Defaults upon senior securities	8

Item 4	Submission of matters to a vote of security holders	8

Item 5	Other information	8

Item 6	Exhibits and reports on Form 8-K	8

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION
INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-1

Consolidated Statements of Operations	F-2

Consolidated Statements of Cash Flows	F-3

Notes to Consolidated Financial Statements	F-5

ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	Unaudited
ASSETS
CURRENT ASSETS
Prepaid consulting expenses	$-	$7,600
Total Current Assets	-	7,600

OFFICE EQUIPMENT, net of accumulated depreciation of $4,353 and $4,058, respectively	-	295

OTHER ASSETS
Goodwill	328,648	-
Due from related companies	7,120	16,120
Other assets	5,479	5,679
Total Assets	$341,247	$29,694

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Bank overdraft	$6,062	$5,468
Accounts payable	205,866	181,946
Accrued payroll taxes	413,331	299,194
Accrued expenses	10,300	126,500
Accrued expenses payable in common stock	119,096	-
Accrued expenses - stockholders	1,057,370	871,549
Due to related companies	11,882	8,484
Deposit to acquire stock	100,000	-
Acquisition payable in common stock	300,000	-
Loans payable	99,000	-
Loans payable - stockholders	338,040	305,993
Total Current Liabilities	2,660,947	1,799,134

STOCKHOLDERS' DEFICIENCY
Preferred stock, authorized 10,000,000 shares;
$0.0007 par value; 5,000,000 shares issued and
outstanding at September 30, 2007 and December 31, 2006	3,500	3,500
Common stock, authorized 880,000,000 shares;
$0.0007 par value; 880,000,000 and 875,157,996
shares issued and outstanding at September 30, 2007
and December 31, 2006, respectively	616,000	612,611
Additional paid-in capital	22,163,268	21,982,453
Accumulated deficit	(25,102,468)	(24,368,004)
TotalStockholders' Deficiency	(2,319,700)	(1,769,440)
Total Liabilities and Stockholders' Deficiency	$341,247	$29,694

See accompanying notes to financial statements.

ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2007	2006	2007	2006

REVENUE - SALES	$657	$3,224	$4,879	$7,775

COSTS AND EXPENSES
Cost of goods sold	1,800	3,450	2,378	3,450
Salaries and consulting fees - officers	79,500	5,369,241	238,500	5,528,241
Selling, general and administrative expenses	49,732	(6,252)	498,063	192,941
Depreciation	-	279	295	837

Total Costs and Expenses	131,032	5,366,718	739,236	5,725,469

NET OPERATING LOSS	(130,375)	(5,363,494)	(734,357)	(5,717,694)

OTHER INCOME (EXPENSE)
Gain on sale of investment	-	-	-	69,500
Interest expense	(39)	(220)	(107)	(4,388)

Net Other Income (Expense)	(39)	(220)	(107)	65,112

LOSS BEFORE DISCONTINUED
OPERATIONS	(130,414)	(5,363,714)	(734,464)	(5,652,582)
Loss from discontinued operations	-	(1,805,778)	-	(2,471,156)

NET LOSS	$(130,414)	$(7,169,492)	$(734,464)	$(8,123,738)

NET LOSS PER SHARE OF COMMON STOCK
Loss before discontinued operations
(basic and fully diluted)	$-	$(0.01)	$-	$(0.01)

Net loss (basic and fully diluted)	$-	$(0.01)	$-	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
(basic and fully diluted)	880,000,000	798,157,996	879,933,968	798,157,996

See accompanying notes to financial statements.

ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(734,464)	$(8,123,738)
Adjustments to reconcile net loss to cash flows
from operating activities:
Stock issued for services	267,300	1,947,500
Gain on sale of investment	-	(69,500)
Stock held for investment issued for services	-	5,289,741
Depreciation expense	295	837
Changes in assets and liabilities:
Decrease in accounts receivable	-	1,188
Decrease in prepaid expenses - officers	-	31,550
Decrease in prepaid consulting expenses	7,600	-
Decrease (increase) in due from related companies	9,000	(4,500)
Increase in accounts payable	64,120	72,727
Increase in accrued payroll taxes	114,137	75,100
Increase (decrease) in accrued expenses	(116,200)	58,303
Increase in accrued expenses - stockholders	201,821	371,218
Increase in due to related companies	3,398	-
Net cash used in operating activities	(182,993)	(349,574)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposition of stock held for investment	-	65,000
Net cash provided by investing activities	-	65,000

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received in acquisition of subsidiary	1,417	-
Bank overdraft	594	2,055
Proceeds from deposits to acquire stock	50,000	52,275
Proceeds from loans payable	99,000	-
Proceeds from loans payable - stockholders	34,832	12,599
Payments on loans payable - stockholders	(2,850)
Proceeds from issuance of former subsidiay's common stock	-	206,000
Net cash provided by financing activities	182,993	272,929

Net decrease in cash	-	(11,645)

CASH AT BEGINNING OF PERIOD	-	11,688

CASH AT END OF PERIOD	$-	$43

See accompanying notes to financial statements.

ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

	For the Nine Months Ended September 30,
	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$107	$4,388

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock as compensation	267,300	-
Issuance of Mazal common stock for services classified as
a deferred credit	-	1,947,500
Miscellaneous receivable from sale of stock held for investment	-	5,000
Issuance of stock held for investment in payment of
accrued expenses - stockholders	16,000	455,550
Issuance of stock held for investment in payment of
due to stockholder - asset acquisition	-	1,315,000
Issuance of stock held for investment in payment of
loans payable - stockholders	-	13,709
Gain on stock held for investment transferred to related parties
in payment of debt classified as additional paid-in capital	-	7,072,005
Issuance of common stock in satisfaction of
accounts payable	40,200	-
Common stock in excess of authorized number of shares
reclassified to accrued expenses payable in common stock	119,096	-
Common stock in excess of authorized number of shares
reclassified to deposits to acquire common stock	50,000	-
Assets acquired and liabilities assumed in acquisition of subsidiary:
Cash	1,417	-
Due from related company	5,618	-
Goodwill	328,648	-
Loans payable - stockholders	(5,683)	-
Acquisition payable in common stock	(300,000)	-
Issuance of common stock	(30,000)	-

See accompanying notes to financial statements.

ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

September 30, 2007

1.	CONDENSED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosure, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed and omitted. The results of operations for the three and nine month periods ended September 30, 2007 are not indicative of the results of operations for the year ended December 31, 2007. The condensed financial statements should be read in conjunction with the Company’s financial statements included in its annual Form 10 KSB for the year ended December 31, 2006.

2.	PRINCIPLES OF CONSOLIDATION

The consolidated financial statements for the nine months ended September 30, 2007 include the accounts of Advanced Plant Pharmaceuticals, Inc. (“APPI”) and its wholly owned subsidiary World Health Energy, Inc. (“WHE”) acquired on February 8, 2007. The results of operations for WHE are included from January 1, 2007 through September 30, 2007 as WHE had minimal operating activity. All intercompany transactions have been eliminated.

WHE has the technical knowledge to operate Bio-Diesel fuel plants.

3.	COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with two employees and a consulting contract with a key consultant, who are also stockholders of the Company. At September 30, 2007, the Company has a total liability for accrued salaries and consulting expense to stockholders of $924,050. There could be certain payroll tax liabilities owed to the IRS on some of the payments for services to certain consultants that were paid in prior years, pursuant to these employment agreements.

The Company has been named as a defendant in an action filed in September 2007 in the United States District Court of New Jersey. The complaint was filed a former consultant to the Company and alleges breach of contract for services rendered. The Plaintiff seeks damages of approximately $1.2 million. The Company believes that it has a meritorious defense to the claims set forth in the complaint. The Company has accrued approximately $115,400 in fees and royalties due to the plaintiff and believes that this amount properly reflects its liability to its former consultant.

ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

September 30, 2007

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

The deposits to acquire stock includes $50,000 received as part of a letter of intent with H & H Equipment Company, Inc (“H&H”) to provide $1,200,000 for the construction of two Bio-Diesel plants for the Company in exchange for a 33% interest in the Company in the form of convertible preferred stock.

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

6.	LOANS PAYABLE

The Company has several demand loans payable with unrelated parties totaling $99,000 for funds received to meet its working capital requirements.

From March to June 2007, the company borrowed amounts totaling $11,000 due on demand and bearing no interest.

In April 2007, the Company borrowed $8,000 due on demand and bearing an interest rate of 6% per annum.

In July 2007, the Company borrowed $80,000 due on demand and bearing an interest rate of 6% per annum.

ADVANCED PLANT PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

September 30, 2007

7.	ISSUANCE OF COMMON STOCK

The Company’s Articles of Incorporation allow for the issuance of no more than 880,000,000 shares of its common stock. At September 30, 2007, the Company has approved through the approval of unanimous consents of the sole director of the Company, and executed contracts and agreements with numerous third parties, the issuance of 107,157,996 shares in excess of the authorized number of shares allowed to be issued. In addition, common stock issued and outstanding at September 30, 2007 includes 11,592,004 shares approved for issuance by the Company but which have not been issued by the company’s stock transfer agent.

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

September 30, 2007

8.	GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLANS

As reflected in the accompanying financial statements, the Company has current liabilities in excess of current assets of $2,660,947, resulting in negative working capital and an accumulated deficit of $25,102,468. Management is presently seeking to raise permanent equity capital in the capital markets to eliminate negative working capital and provide working capital. Failure to raise equity capital or secure some other form of long-term debt arrangement will cause the Company to further increase its negative working capital deficit and could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

9.	RECLASSIFICATIONS

Certain reclassifications have been made to the financial statements for the three and nine months ended September 30, 2006 to conform to the presentation used in the financial statements as of September 30, 2007 and for the three and nine month periods then ended.

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

Due to insufficient funding, the Company has not been able to undertake these activities nor can there be any assurance that we will identify adequate funding to launch any of these programs in the future. We were not able to come to terms with H & H Equipment Company with respect to a financing in the amount of $1.2 million in exchange for a 33% interest in the Company in the form of convertible preferred stock. Closing will be subject to further due diligence and execution of a definitive stock purchase agreement.

Comparison of Operating Results for the three and nine months ended September 30, 2007 and September 30, 2006.

Revenues

For the three month and nine months ended September 30, 2007 we had revenues of $657 and $4,879 as compared to $3,224 and $7,775 for the three and nine months ended September 30, 2006. The decline in revenues during our latest quarter is the result of our decision to phase out our plant based dietary supplement business.

Net Loss

Net loss for the three and nine months ended September 30, 2007 was $(130,414) and $(734,464) as compared to a net loss for the comparable periods in 2006 of $(7,169,492) and $(8,123,738). The significant reduction in our net loss for the respective periods is primarily attributable to the fact that we have not utilized stock based compensation to the same extent that was used during 2006.

Our net loss per share in 2007 was negligible as compared to a net loss per share of $(.01) during the comparable periods in 2006.

Operating Expenses

Salaries and consulting fees for three and nine month periods were $79,500 and $238,500 in 2007 as compared to $5,369,241 and $5,528,241 during the comparable period in 2006. Selling, general and administrative costs for the three and nine months ended September 30, 2007 were $49,732 and $498,063 as compared to $(6,252) and 192,941 in 2006. Except for the three months ended September 30, 2007, most of the operating expenses we incurred for the quarter represented stock issued for services rendered.

Liquidity and Capital Resources

As of September 30, 2007 we had total assets of $341,247 as compared to total assets of $29,694 as of December 31, 2006. The primary reason for this significant increase in our assets is directly attributable to our acquisition of WHE for which we have allocated $328,648 as goodwill.  At the time of the acquisition of WHE, WHE had assets of $1,352. We are obligated to issue to the shareholders of WHE a total of 55 million shares of our common stock which we have valued at $330,000. The difference between WHE’s book value and the value of our common stock has been recorded as goodwill.

We have current liabilities totaling $2,660,947 as compared to $1,799,134 as of December 31, 2006. Our accounts payable and accrued payroll taxes total $205,866 and $413,331 respectively as compared to $181,946 and $299,194 at December 31, 2006. We also recorded accrued expenses due stockholders of $1,057,370 as compared to $871,549 as of December 31, 2006. We also have accrued expenses payable in common stock totalling $119,096 at September 30, 2007 and nothing due at December 31, 2006. This liability is a result of shares of our common stock that we are obligated to issue under various contractual commitments. Since we do not have a sufficient number of shares available to issue under our articles of incorporation, we intend to increase the number of our authorized shares.

We use available finances to fund ongoing operations. Funds will be used for general and administrative expenses, We do not have sufficient funds available to meet our current liabilities. Unless we secure additional financing, it is unlikely that we will be able to continue our current operations.

Going concern

As reflected in the accompanying financial statements, the Company has current liabilities of $2,660,947 and no current assets. We have a working capital deficit of $2,660,947 and an accumulated deficit of $25,102,468. There are no more shares of common stock available for issuance by the Company. The Company will have to amend its Articles of Incorporation or take such other actions as deemed in the best interest of the Company to provide for the issuance of additional shares of common stock. Management is presently seeking to raise permanent equity capital in the capital markets to eliminate negative working capital and provide working capital. Failure to raise equity capital or secure some other form of long-term debt arrangement will cause the Company to further increase its negative working capital deficit and could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In April 2007, we were sued in the United States District Court for the District of New Jersey (Case No. 07-CV-831) for breach of contract arising from an agreement entered into in 1996. The claimant seeks damages in excess of $1.2 million. The Company believes that it has meritorious defenses to this action.

Item 2. Unregistered Sales of Equity Securities,

None.

Item 3. Defaults upon senior securities.

None.

Item 4. Submission of matters to a vote of security holders.

There were no matters submitted during the quarter ended September 30, 2007 to a vote of the Company’s securities holders.

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

ADVANCED PLANT PHARMACEUTICALS, INC.

Date: November 19, 2007	By:	/s/ David Lieberman
David Lieberman CEO and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Lieberman	Date: November 19, 2007
David Lieberman CEO and Director