Form 10-K
period 2007-12-31
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2010-11-12
CIK 943535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission file number 000-29462

WORLD HEALTH ENERGY HOLDINGS, INC.
(Name of small business issuer in its charter)

Delaware	59-276023
(State or other jurisdiction ofincorporation or organization)	(I.R.S. EmployerIdentification No.)

777 Flagler Dr, Suite 800 West Palm Beach, Florida (Address of principal executive offices)	33401 (Zip Code)

Issuer’s telephone number:(212) 444 1019

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, Par Value $0.0007 Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes [  ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes [  ]   No [X]

Indicate by check mark whether the issuer (1) has filed all reports  required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the  registrant was required to file such reports),  and (2) has been subject to such filing  requirements  for the past 90 days.Yes [X]   No [   ]

Indicate by check mark if disclosure  of  delinquent  filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in  definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

 Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes []   No [X]

Of the 880,000,000 shares of voting stock of the registrant issued and outstanding as of December 31, 2007, 787,382,000 shares were held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of its Common Stock as reported on the NQB Pink Sheets on April 30, 2010: $1,732,240

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

PART I

The following discussion should be read in conjunction with the Company’s audited financial statements and notes thereto and Item 6 included herein. In connection with, and because the Company desires to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on its behalf, whether or not in future filings with the Securities and Exchange Commission.  Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on the Company’s behalf. Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. The Company disclaims any obligation to update forward-looking statements.

Item 1. Description of Business

Business of the Company

World Health Energy Holdings, Inc., (f/k/a Advanced Plant Pharmaceuticals, Inc.), ("we" "us" "our" the "Company" or"WHEH" ) has through 2007 continued to focus on the research and development of plant based dietary supplements. During July 1999, the Company acquired exclusive rights and interests to a thirteen-step process which utilizes virtually the whole of the nutrients found in plants to manufacture all natural herbal dietary supplements. On February 28, 2000, the Company entered into an Asset Purchase Agreement with Dr. Bielory to purchase his various allergy and nasal formulations. In January 2004, the Company acquired a 44% interest in Amazing Nutritionals, Inc., a development stage company, whereby WHEH sold Amazing allof the rights, title, patents, trademarks, processes and related items of LHM123which is a natural composition for the treatment of senile dementias in consideration for 3,300,000 shares of Amazing's common stock. Amazing Nutritions, Inc. has had no operations and is no longer considered a variable interest entity as defined by FIN 46R. Its operations were consolidated through September 30, 2006 and is included in discontinued operations.

In December 2004, the Company acquired a 99% interest in Mazal Plant Pharmaceuticals, Inc. ("Mazal"), a development stage company, whereby WHEH sold Mazal all of its rights relating to or connected with developing, manufacturing and distributing of three of its products, plant based compositions designed to treat elevated cholesterol, leukemia and Alzheimer's disease in consideration for 7,000,000 shares of Mazal's common stock and a receivable of $50,000. On June 6, 2005, the Company consummated the transactions contemplated by the Share Exchange Agreement dated as of May 2005 (the "Share Exchange Agreement") by and among the Company, Akid Corporation ("Akid") and James B. Wiegand. Pursuant to the Share Exchange Agreement, the Company sold its entire ownership interest in 7,000,000 shares of the common stock of Mazal to Akid. In exchange, Akid agreed to issue to the Company 20,000,000 shares (the "Exchange Shares") of Akid's common stock. In addition, in a separate transaction, Akid acquired 3,130,00 shares of Mazal's outstanding shares from third parties in exchange for 6,180,000 shares of its common stock. Following the consummation of such share exchange, (i) the Company held 94.2% of Akid's issued and outstanding common stock and (ii) Akid held (including the 3,130,000 shares acquired in the separate transaction) 100% of Mazal's issued and outstanding common stock. In October 2005, Akid filed an amendment to its charter changing its name to "Mazal Plant Pharmaceuticals, Inc."

During 2006, we transferred a majority of our equity holdings in Mazal to satisfy outstanding liabilities and the financial statements of Mazal are no longer included with our financial statements.

On January 16, 2007, the Company acquired all of the outstanding equity of World Health Energy, Inc., a Delaware corporation pursuant to the terms and conditions of a Securities Purchase Agreement and Plan of Reorganization (the "Agreement") dated as of January 9, 2007 by and among WHEH, WHE and the stockholders of WHE. Pursuant to the Agreement, APPI agreed to issue 55,000,000 shares of its common stock, par value $0.0007 per share (the "Shares") to Edwin Zhao and David Miedzygorski, the sole stockholders of WHE as follows: (i) 5,000,000 Shares at Closing and (ii) 50,000,000 Shares within 3 days of the filing of an amendment to WHEH's Articles of Incorporation with the Delaware Secretary of State to either (A) increase the Company's authorized Common Stock to at least 930,000,000 (a " Capitalization Increase ") or (B) to effectuate a reverse split of the Company's Common Stock (the " Reverse Split "). If the Company effects a Reverse Split prior to any Capitalization Increase, the Remaining Shares due Selling Stockholders shall be proportionately reduced to give effect to the Reverse Split.

The Company, has increased its capitalization to 4,500,000,000 in the fourth quarter of 2009, but has not authorized any type of reverse split.

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

Our Products:
During 2007 and 2006, we marketed the following products:

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

Lo-Chol - Lo-Chol's formula is derived from the "whole plant" parts of six selected plants that work in concert to help tip your lipid balance (good and bad cholesterol) towards a more normal level. These six plants are synergistically combined using a proprietary "whole plant technology" (a specialpharmaceutical-grade process) that delivers virtually all the natural phyto-chemicals and active ingredients in the plants. Unlike most herbal supplements on the market, Lo-Chol does not contain any extracts. Instead, it utilizes the entire part of a specific plant that is processed and standardized to deliver optimum potency and nutritional benefits.

ACA - ACACaplets contain a carefully selected group of 11 natural plant substances, which work in harmony to help chronic fatigue and boost normal metabolic processes that support immune system function. These 11 plants(including Boswelliacaterii, Impatiens balaminia and Curcuma zedoria) have long and storied histories in ancient herbal medicine and folklore. Many are referred to in the Bible as well as Ayurveda, "India's natural science of life and well-being". Now, incorporated together in ACA, they offer the best of traditional herbal wisdom and modern science.

Employees Employees

As of December 31, 2007, we had a total of three employees, none of which were full time employees. Of these employees, one is involved in business development, one in sales and one in finance. We also employed 1 consultant as of December 31, 2007 who was involved in business development and financing activities. None of our employees are represented by a labor union and we have not entered into a collective bargaining agreement with any union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Available Information

Information regarding the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, are available to the public from the SEC's website at http://www.sec.gov as soon as reasonably practicable after the Company electronically files such reports with the Securities and Exchange Commission.  Any document that the Company files with the SEC may also be read and copied at the SEC's public reference room located at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

Risk Factors

You should consider each of the following risk factors and any other information set forth in this Form 10-K and the other Company’s reports filed with the Securities and Exchange Commission (“SEC”), including the Company’s financial statements and related notes, in evaluating the Company’s business and prospects. The risks and uncertainties described below are not the only ones that impact on the Company’s operations and business. Additional risks and uncertainties not presently known to the Company, or that the Company currently considers immaterial, may also impair its business or operations. If any of the following risks actually occur, the Company’s business and financial condition, results or prospects could be harmed.

Risks Associated With the Company’s Prospective Business And Operations

The Company lacks meaningful operating history and will require substantial capital if it is to be successful. We will require additional funds for our operations.

At December 31, 2007, we had a working capital deficiency of approximately $1,033,686.  We will require significant cash in order to implement any acquisitions. No assurances can be given that the Company will be able to obtain the necessary funding during this time to make any acquisitions.  The inability to raise additional funds will have a material adverse affect on the Company’s business, plan of operation and prospects.  Acquisitions may be made with cash or our securities or a combination of cash and securities. To the extent that we require cash, we may have to borrow the funds or sell equity securities. The issuance of equity, if available, would result in dilution to our stockholders.  We have no commitments from any financing source and we may not be able to raise any cash necessary to complete an acquisition. If we fail to make any acquisitions, our future growth may be limited.  If we make any acquisitions, they may disrupt or have a negative impact on our business.

The terms on which we may raise additional capital may result in significant dilution and may impair our stock price. Because of our cash position, our stock price and our immediate cash requirements, it is difficult for us to raise capital for any acquisition. We cannot assure you that we will be able to get financing on any terms, and, if we are able to raise funds, it may be necessary for us to sell our securities at a price that is at a significant discount from the market price and on other terms which may be disadvantageous to us. In connection with any such financing, we may be required to provide registration rights to the investors and pay damages to the investor in the event that the registration statement is not filed or declared effective by specified dates. The price and terms of any financing which would be available to us could result in both the issuance of a significant number of shares and significant downward pressure on our stock price.

The Company’s officers and directors may have conflicts of interest and do not devote full time to the Company’s operations.

The Company’s officers and directors may have conflicts of interest in that they are and may become affiliated with other companies. In addition, the Company’s officers do not devote full time to the Company’s operations. Until such time that the Company can afford executive compensation commensurate with that being paid in the marketplace, its officers will not devote their full time and attention to the operations of the Company. No assurances can be given as to when the Company will be financially able to engage its officers on a full time basis.

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

World Health will face intense competition from larger, better capitalized companies

We have not voluntarily implemented various corporate governance measures in the absence of which, shareholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and Nasdaq are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. While our board of directors has adopted a Code of Ethics and Business Conduct, we have not yet adopted any of these corporate governance measures and, since our securities are not yet listed on a national securities exchange or Nasdaq, we are not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

Provisions of our Articles of Incorporation and Bylaws may delay or prevent take-over which may not be in the best interest of our stockholders.

Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Delaware Statutes also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested stockholders.  In addition, our articles of incorporation authorize the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors, of which 5,000,000 shares of Preferred Stock are issued and outstanding as of December 31, 2007. Our board of directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.  As a result, our board of directors can issue such stock to investors who support our management and give effective control of our business to our management.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls.

While we expect to expend significant resources in developing the necessary documentation and testing procedures required by SOX 404, there is a risk that we will not comply with all of the requirements imposed thereby. At present, there is no precedent available with which to measure compliance adequacy. Accordingly, there can be no positive assurance that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.

Risks Related to the Company’s Common Stock

The Company does not expect to pay dividends in the foreseeable future.

The Company has never paid cash dividends on its common stock and has no plans to do so in the foreseeable future. The Company intends to retain earnings, if any, to develop and expand its business.
“Penny stock” rules may make buying or selling the common stock difficult and severely limit their market and liquidity.

Trading in the Company’s common stock is subject to certain regulations adopted by the SEC commonly known as the “Penny Stock Rules”. The Company’s common stock qualifies as penny stock and is covered by Section 15(g) of the Securities and Exchange Act of 1934, as amended (the “1934 Act”), which imposes additional sales practice requirements on broker/dealers who sell the Company’s common stock in the market. The “Penny Stock” rules govern how broker/dealers can deal with their clients and “penny stock”. For sales of the Company’s common stock, the broker/dealer must make a special suitability determination and receive from clients a written agreement prior to making a sale. The additional burdens imposed upon broker/dealers by the “penny stock” rules may discourage broker/dealers from effecting transactions in the Company’s common stock, which could severely limit its market price and liquidity. This could prevent investors from reselling Echo common stock and may cause the price of the common stock to decline.

Although publicly traded, the Company’s common stock has substantially less liquidity than the average trading market for a stock quoted on other national exchanges, and our price may fluctuate dramatically in the future.

Although the Company’s common stock is listed for trading on the NQB Pink Sheets, the trading market in the common stock has substantially less liquidity than the average trading market for companies quoted on other national stock exchanges. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Due to limited trading volume, the market price of the Company’s common stock may fluctuate significantly in the future, and these fluctuations may be unrelated to the Company’s performance. General market price declines or overall market volatility in the future could adversely affect the price of the Company’s common stock, and the current market price may not be indicative of future market prices.

Item 2. Description of Property

The Company’s current executive offices are at 777 Flagler Dr, Suite 800, West Palm Beach, Florida 33401.  The property consists of approximately 100 square feet of finished office space. We pay no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of our shareholder.  We believe that the foregoing space is adequate to meet our current needs and anticipate moving our offices during the next twelve (12) months if we are able to execute our  business plan.

Item 3. Legal Proceedings

The Company is not involved currently in legal proceedings that could reasonably be expected to have a material adverse effect on its business, prospects, financial condition or results of operations except as set forth below, nor is the Company aware of any pending or threatened litigation.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our shareholders, through the solicitation of proxies or otherwise during the fourth quarter of our fiscal year ended December 31, 2007, covered by this report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a)  Market Information.  Our common stock, par  value $0.0007 per share (the "Common Stock") was trading on the OTC Bulletin Board market under the symbol "APPI". Prior thereto, our stock was traded on the Pink Sheets. Our common stock is traded sporadically and no established liquid trading market currently exists therefore.

The following table represents the range of the high and low price for our Common  Stock  on  the  OTC  Bulletin Board for each fiscal quarter since January 1, 2006 for each quarter ending December 31, 2007. These Quotations represent prices between dealers, may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

Year 2006	High	Low
First Quarter	$0.004	$0.001
Second Quarter	$0.002	$0.001
Third Quarter	$0.002	$0.001
Fourth Quarter	$0.014	$0.0008

Year 2007	High	Low
First Quarter	$0.007	$0.0006
Second Quarter	$0.004	$0.001
Third Quarter	$0.0035	$0.001
Fourth Quarter	$0.0022	$0.001

Transfer Agent

Our transfer agent is Continental Stock Transfer & Trust Company, 17 Battery Place New York, NY 10004 Their telephone number is (212) 509-4000.

(b)  Holders.  As of December 31, 2007, there were approximately four hundred forty (440) holders of record of our common stock, which excludes those shareholders holding stock in street name.

(c)  Dividend Policy.  We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

(d)  Equity Compensation Plans.  In January 2007, we did authorize the issuance of up to 70,000,000 shares of the Company's Common Stock pursuant to a Stock Incentive Plan adopted by the Company.

Recent Sales of Unregistered Securities.

In the first quarter 2007, the Company authorized the issuance of 4,000,000 shares of its common stock under an S-8 filing with the Securities and Exchange Commission at $0.0072 per share to the Company's attorney in consideration of accrued legal services, and the Company authorized the issuance of 17,000,000 shares of its common stock under an S-8 filing with the Securities and Exchange Commission at $0.0047 per share for services rendered. These shares remain unissued at December 31, 2007.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information in this Item.

Item 7. Management's Discussion and Analysis

Discussion and Analysis

The following discussion and analysis should be read in  conjunction  with the financial  statements  of the  Company  and  the  accompanying  notes  appearing subsequently under the caption "Financial  Statements."

This report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to our dependence upon certain key personnel, our ability to manage our growth, our success in implementing the business strategy, our success in arranging financing where required, and the risk of economic and market factors affecting us or our customers. Many of such risk factors are beyond the control of the Company and its management.

Management has not been satisfied with the results of its operations in the field of our current endeavors. Due to limited capital resources, it has not been able to properly promote or advertise its products. Moreover, even with increased brand awareness, competition in the field remains intense. As a result the Company is pursuing other business opportunities and has acquired all of the issued and outstanding shares of common stock of World Health. Assuming the Company can raise sufficient finances, the Company will focus its attention on the operations on World Health. In the interim, it will continue with its current operations.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006

Revenues

Revenues for the year ended December 31, 2007, were $5,112 as compared to $12,144 for the year ended December 31, 2006, which represents a decrease of $7,032.

Operating Expenses and Charges

Cost and expenses for the year ended December 31, 2007, were $840,175 as compared to $6,272,693 for the year ended December 31, 2006. This decrease was primarily due to a decrease in salary and consulting fees to stockholders from $5,607,740 to $327,676. Most of these costs and expenses represent stock based compensation representing fees and other expenses due consultants and affiliates. Selling, general and administrative expenses decreased from $660,387 to $509,142.

We incurred a net operating loss for 2007 of $835,204 as compared to a net operating loss in 2006 totaling $6,260,549.

Net Loss and Net Loss Per Share

Our net loss and net loss per share was $835,204 and $0.00 for the year ended December 31, 2007, as compared to $1,575,613 and $0.00 for the year ended December 31, 2006. This decrease was due primarily to reduced operations.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2007 we had current assets of $4,255 and total assets of $342,710 as compared to current assets of $7,600 and total assets of $29,694 as of December 31, 2006. We had current liabilities of $1,037,941 as compared to $1,493,141.

At December 31, 2007, we had working capital deficiency of $1,033,686 as compared with a working capital deficiency of $1,791,534 at December 31, 2006.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders deficit of $2,420,440 and a working capital deficiency of $1,033,686 at December 31, 2007 and net losses from operations of $835,204 and $6,195,667, respectively, for the years ended December 31, 2007 and 2006.  These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Critical Accounting Policies

Use of Estimates. The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the year then ended. Actual results may differ significantly from those estimates.

Start-Up Costs. Costs of start-up activities, including organization costs, are expensed as incurred, in accordance with Statement of Position (SOP) 98-5.

Net loss per share. Basic loss per weighted average common share excludes dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 123).

Fair value of financial instruments. The carrying values of cash and accrued liabilities approximate their fair values due to the short maturity of these instruments.

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements. We do not anticipate entering into any off-balance sheet arrangements during the next 12 months.

Item 8. Financial Statements and Supplementary Data

Our financial statements have been examined to the extent indicated in their reports by Hamilton, PC of Denver, CO for the year ended December 31, 2007 and Meyler & Co. of Middletown, NJ for the year ended December 31, 2006, and have been prepared in accordance with generally accepted accounting principles and pursuant to  Regulation S-X as promulgated by the Securities and Exchange Commission and are included  herein, on Page F-1 hereof in response to Part F/S of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
World Health Energy Holdings, Inc.
West Palm Beach, FL

We have audited the accompanying consolidated balance sheet of World Health Energy Holdings, Inc., as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of World Health Energy Holdings, Inc. As of December 31, 2006, were audited by other auditors whose report dated April 16, 2007, expressed a going concern opinion.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World Health Energy Holdings, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 7 to the consolidated financial statements, the Company suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern.   Management’s plans with regard to those matters are also described in Note 5.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hamilton, PC
Hamilton, PC

Denver, CO
November 3, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
World Health Energy Holdings, Inc.
West Palm Beach, FL

I have audited the accompanying consolidated balance sheet of World Health Energy Holdings, Inc., as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year in the period ended December 31, 2006.  These consolidated financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World Health Energy Holdings, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the year in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 7 to the consolidated financial statements, the Company has experienced net losses since inception.  The Company’s financial position and operating results raise substantial doubt about its ability to continue as a going concern.  Management’s plans with regard to these matters are also described in Note 5.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Meyler & Co, LLC
Meyler & Co, LLC

Middletown, NJ
April 16, 2007

World Health Energy Holdings, Inc.
Consolidated Balance Sheet
December 31,

	2007	2006
ASSETS
CURRENT ASSETS
Cash	$111	$0
Prepaid expenses	4,144	7,600

Total current assets	4,255	7,600

PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	4,353	4,353
Less accumulated depreciation	(4,353)	(4,058)

Net property and equipment	0	295

OTHER ASSETS
Investments in affiliates	331,335	0
Due from affiliates	7,120	0
Other assets	0	21,799

	338,455	21,799

Total Assets	$342,710	$29,694

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank overdraft	$8,772	$5,468
Accounts payable	257,571	181,946
Accrued liabilities	260,715	425,694
Due to affiliates	11,883	8,484
Other current liabilities	488,000	871,549
Note payable	11,000	0

Total current liabilities	1,037,941	1,493,141

LONG-TERM LIABILITIES
Officer and stockholder loans payable	154,773	305,993
Third party loans payable	156,516	0
Accrued salaries and payroll taxes payable	1,413,920	0
Total long-term liabilities	1,725,209	305,993
Total Liabilities	2,763,150	1,799,134

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0007 par value, authorized 10,000,000 shares; 5,000,000 issued and outstanding	3,500	3,500
Common stock, $0.0007 par value, authorized 4,500,000,000 shares; 880,000,000 and 875,157,996 issued and outstanding	616,000	612,611
Additional paid-in capital	22,163,268	21,982,453
Accumulated deficit	(25,203,208)	(24,368,004)

Total stockholders’ equity (deficit)	(2,420,440)	(1,769,440)

Total Liabilities and Stockholders’ Equity (Deficit)	$342,710	$29,694

The accompanying notes are an integral part of the financial statements

World Health Energy Holdings, Inc.
Consolidated Statements of Operations
For The Year Ended December 31,

	2007	2006

REVENUES	$5,112	$12,144

COST OF SALES	3,062	3,450

GROSS MARGIN	2,050	8,694

OPERATING EXPENSES:
Salaries and consulting fees - officers	327,676	5,607,740
General and administrative expenses	509,142	660,387
Depreciation	295	1,116

Total expenses	837,113	6,269,243

Other income (expense)
Gain on sale of investment	0	69,500
Interest expense	(141)	(4,618)

Income (loss) before discontinued operations	(835,204)	(6,195,667)
Loss from discontinued operations, net of tax of $0	0	(2,471,156)
Gain on disposal of discontinued operations, net of tax of $0	0	7,091,210
Net income (loss)	$(835,204)	$(1,575,613)

Income (loss) per weighted average common share	$(0.01)	$(0.01)

Number of weighted average common shares outstanding	880,000,000	817,347,037

The accompanying notes are an integral part of the financial statements

World Health Energy Holdings, Inc.
Statements of Stockholders’ Equity (Deficit)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

BEGINNING BALANCE, January 1, 2006	798,157,996	$558,711	$14,681,548	$(22,792,391)	$(7,552,132)

Shares issued for services	52,000,000	36,400	196,400	0	232,800
Adjust to record transfer as stk based compensation	0	0	7,072,005	0	7,072,005
Shares issued for cash	25,000,000	17,500	32,500	0	50,000
Net loss	0	0	0	(1,575,613)	(1,575,613)

BALANCE, December 31, 2006	875,157,996	612,611	21,982,453	(24,368,004)	(1,772,940)
Shares issued for debt late payment penalty	6,000,000	4,200	33,600	0	37,800
Shares issued for acquisition	5,000,000	3,500	26,500	0	30,000
Shares issued for services	51,000,000	35,700	234,000	0	269,700
Shares deemed not yet issued but accrued to be issued	(57,157,996)	(40,011)	(113,285)	0	(153,296)
Net loss	0	0	0	(835,204)	(835,204)

ENDING BALANCE, December 31, 2007	880,000,000	$616,000	$22,163,268	$(25,203,208)	$(2,423,940)

The accompanying notes are an integral part of the financial statements

World Health Energy Holdings, Inc.
Consolidated Statements of Cash Flows
For the Year Ended December 31,

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(835,204)	$(1,575,614)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	274,900	2,149,900
Stock issued for debt late payment	37,800	0
Gain on disposal of discontinued operations	0	(7,091,210)
Gain on sale of investment	0	(69,500)
Stock held for investment issued for services	0	5,289,741
Depreciation	295	1,116
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	0	1,188
(Increase) decrease in prepaid expenses	(3,456)	54,350
(Increase) decrease in due from affiliates	(7,120)	(4,500)
(Increase) decrease in accounts payable	75,625	94,383
Increase (decrease) in accrued expenses	286,451	731,839

Net cash used by operating activities	(170,709)	(418,307)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment	0	70,000

Net cash used by investing activities	0	70,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	3,304	(322)
Proceeds from issuance of common stock	0	256,000
Proceeds from third party loan	167,516	0
Deposit to acquire common stock	0	52,275
Cash paid in disposal of discontinued operations	0	(43)
Proceeds from stockholders’ loans	0	28,709

Net cash provided by financing activities	170,820	336,619

Net increase (decrease) in cash	111	(11,688)

CASH, beginning of period	0	11,688

CASH, end of period	$111	$0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$0	$0

Non-Cash Financing Activities:
Common stock issued for acquisition	$20,826	$59,919
Transfer of assets to stockholders in payment for compensation	$0	$8,856,264

The accompanying notes are an integral part of the financial statements

World Health Energy Holdings, Inc.
Notes to Consolidated Financial Statements

(1) Nature of Business

The consolidated financial statements include the accounts of World Health Energy Holdings, Inc., ("WHEH"), (f/k/a Advanced Plant Pharmaceuticals, Inc.), and its majority owned subsidiaries, Amazing Nutritionals, Inc. ("Amazing") acquired in January 2004, and Mazal Plant Pharmaceuticals, Inc. ("Mazal") acquired in December 2004. On June 6, 2005, WHEH entered into a stock exchange agreement with AKID Corporation ("AKID") to exchange 7,000,000 shares of Mazal's common stock held by APPI for 20,000,000  shares of AKID common stock. AKID also acquired 3,130,000 shares of Mazal's outstanding shares from the remaining Mazal stockholders in exchange for 6,180,000 shares of its common stock. In connection with the merger, Mazal became a wholly owned subsidiary of AKID. Prior to the merger, AKID was a non-operating "shell" corporation. Pursuant to Securities and Exchange Commission rules, the merger of a private operating company, Mazal Plant Pharmaceuticals, Inc. into a non-operating public shell corporation with nominal net assets, AKID, is considered a capital transaction. At the time of the merger, the officers and directors of AKID resigned and were replaced with the officers and directors of Mazal. For Financial Statement presentation, the merger has been reflected in the Financial Statements as though it occurred on December 31, 2004. In October 2005, AKID filed a name change to Mazal Plant Pharmaceuticals, Inc. During 2006, as a result of the Company transferring shares of Mazal common stock to the Company's  stockholders' in payment of debt, Mazal ceased to be a subsidiary. As a result of shares of stock issued by Amazing, the Company no  longer holds a majority interest. The results of operations for Mazal and amazing are included in the 2006 financial statements from January 1, 2006 through September 30, 2006.

The Company focuses on the sale of plant based dietary health supplements. The Company owns the rights to a thirteen step manufacturing process which utilizes whole plants to manufacture all natural dietary supplements. The Company intends to use this process to manufacture products for distribution worldwide. APPI was incorporated in November 1994 and had devoted most of its efforts since inception to 1999 conducting research and development, acquiring agreements to the rights of the thirteen step process, and one major sinus product. The Company's products are available for sale to retail stores and its operations are located in Long Island,  New York and its corporate offices were located in New York City, and now are in West Palm Beach, Florida.

(2) Basis of Presentation

The accompanying  financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.

(3) Significant Accounting Policies

a) Use of Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ materially from those estimates.

b) Loss per share:  Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company.  Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution.  There were no common stock equivalents for the periods ended December 31, 2007 and 2006.

World Health Energy Holdings, Inc.
Notes to Consolidated Financial Statements

(3) Significant Accounting Policies (continued)

c) Cash and Cash Equivalents  The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. There are no cash equivalents at December 31, 2007 and 2006.

d) Significant Estimates  Several areas require significant management estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. Significant areas requiring the use of management estimates include: valuation of inventory, impairment loss on intangible assets, accrued liabilities including contingent liabilities for payroll taxes, valuation of stock options and stock issued for debt and services provided by related parties.

e) Income Taxes  The Company follows Statement of Financial Accounting Standards No. 109 ("SFAS" No. 109). Under this method, the Company recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements. The principal types of differences, which are measured at the current tax rates are the deductibility of stock based compensation for income tax purposes, and net operating loss carry forwards. SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

f) Allowance for Doubtful Accounts  It is the Company's policy to provide an allowance for doubtful accounts when it believes there is a potential for non-collectibility.

g) Inventories  Inventories are stated at the lower of cost or market on the first-in, first-out ("FIFO") basis. There was no inventory at December 31, 2007 and 2006.

h) Office Equipment and Depreciation  Office equipment is stated at cost and is depreciated using the straight line method over the estimated useful lives of the respective assets which is three years. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. When office equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations.

i) Stock-Based Compensation  SFAS No. 123, "Accounting for Stock-Based Compensation" prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires employee compensation expense to be recorded (1) using the fair value method or (2) using the intrinsic value method as prescribed by accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been if the Company adopted the fair value method. The Company accounts for employee stock based compensation in accordance with the provisions of APB 25. For non-employee options and warrants, the company uses the fair value method as prescribed in SFAS 123.

j) Revenue Recognition  The Company recognizes revenue when the product is manufactured and shipped.

k) Research and Development Costs  Research and development costs are expensed as incurred. Total research and development expenditures for the years ended December 31, 2007 and 2006 amounted to $0 and $0, respectively.

World Health Energy Holdings, Inc.
Notes to Consolidated Financial Statements

l) Impairment of Long-Lived Assets  The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeded the fair value of the assets.

(4) Stockholders' Equity (Deficit)

The Company has the authority to issue 10,000,000 shares of preferred stock, par value $0.0007 per share, which may be divided into series and with the preferences, limitations and relative rights determined by the Board of Directors. At December 31, 2007 and 2006, no preferred stock shares were issued and outstanding. The Company is authorized to issue 4,500,000,000 shares of common stock, par value $0.0007. At December 31, 2007 and 2006 880,000,000 and 875,157,996 shares, respectively, were issued and outstanding.

In the second quarter 2006, the Company issued 19,000,000 shares of its common stock to a vendor for prepaid services at $0.0016 per share. The aggregate remuneration of $30,400 has been treated as prepaid consulting expenses.

In the fourth quarter 2006, the Company issued 25,000,000 shares of its common stock pursuant to a stock purchase agreement at $0.002 per share realizing $50,000 and the Company issued 13,000,000 shares of its common stock to consultants for services at $0.0068 per share. The aggregate remuneration of $88,400 has been treated as stock based compensation and expensed in the current year. Additional paid-in capital includes $272,600 for the transfer of 1,400,000 shares of common stock of Amazon Biotech, Inc., held as an investment by the Company, to three stockholders' of the Company in payment of accrued expenses - stockholders' in the amount of $202,000 and compensation in the amount of $72,000. The stock had a basis of $1,400. Additional paid-in capital includes $6,799,405 for the transfer of 17,000,000 shares of common stock of Mazal, held as an investment by the Company, to two stockholders' in payment of accrued expenses - stockholders' in the amount of $253,550, due to stockholder - asset acquisition in the amount of $1,315,000, loans payable - stockholders' in the amount of $13,709, and compensation in the amount of $5,217,741. The stock had a basis of $595.

Included in shares of common stock outstanding at December 31, 2007, are 88,750,000 shares authorized for issuance by the director of the Company which have not been issued by the Company's stock transfer agent, of which 4,842,004 were issued in 2007.

In the first quarter 2007, the Company authorized the issuance of 4,000,000 shares of its common stock under an S-8 filing with the Securities and Exchange Commission at $0.0072 per share to the Company's attorney in consideration of accrued legal services, and the Company authorized the issuance of 17,000,000 shares of its common stock under an S-8 filing with the Securities and Exchange Commission at $0.0047 per share for services rendered. These shares remain unissued at December 31, 2007.

 (5) Income Taxes

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry- forwards for income tax purposes of approximately $25,203,200 expiring in various years from 2019 through 2027.  Deferred tax assets are reduced by a valuation allowance if, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management's

World Health Energy Holdings, Inc.
Notes to Consolidated Financial Statements

 (5) Income Taxes , (continued)

valuation procedures consider projected utilization of deferred tax assets over the next several years,  and continually evaluate new circumstances surrounding the future realization of such assets. The difference between income taxes and the amount computed by applying the federal statutory tax rate to the loss before income taxes is due to an increase in the deferred tax asset valuation allowance. The valuation allowance at December 31, 2007 and 2006 is 100%.

(6) Related Parties

a) Due to Stockholder - Asset Acquisition The Company agreed to pay a related party consultant a royalty payment of $0.01 per bottle plus, 1% of the Company's suggested retail price of each bottle sold, plus 10% of the Company's net profits from the sale of products manufactured with the process. In the event the Company enters into an agreement with a third party for the sale of products manufactured with the process, the agreement must unconditionally provide for payment to the Company of not less than $20,000,000. Upon receipt of sale proceeds by the Company, the Company must issue to the related consultant 5,000,000 shares for each $20,000,000 paid to the Company, not to exceed 25,000,000 shares. Revenues to date have been insignificant and no payments or stock issuances to this related party consultant have been made to date.

b) Loans Payable and Accrued Expenses - Stockholders   Loans payable - stockholders consists of unsecured, non-interest bearing short-term loans including cash for working capital and other expenses paid on behalf of the Company. Accrued expenses - stockholders consists of accrued salaries and consulting fees.

Upon the resignation of C.J. Lieberman (the "related party consultant") as President in 1996, the Company retained him as a consultant. His current consultant's agreement dated June 10, 1999, provides for monthly consulting fees of $9,000, reimbursement of all direct expenses incurred while providing services to the Company, and a five year option to purchase 750,000 shares of the Company's common stock at an exercise price of $0.02 per share. These options expired in June 2004. No shares of common stock were issued to this consultant for services in 2007 or 2006. During 2006, the Company transferred shares of Mazal and Amazon Biotech, Inc. ("Amazon") common stock held for investment to the consultant in payment in the amount of $207,900. The balance due the related party consultant at December 31, 2007 and 2006 was $47,000 and $47,000, respectively. CJ Lieberman also entered into an employment agreement with Mazal. The agreement had a monthly base of $4,000 which was increased to $5,500 and has additional incentive clauses for payment in Mazal common stock and salary increases. The agreement expired December 10, 2006. Salary expense amounted to $0 and $49,500 for the years ended December 31, 2007 and 2006.

The Director of the Company advanced to the Company cash and paid expenses on behalf of the Company. The Director has an employment agreement with the Company dated June 10, 1999, which provides for an annual base salary of $135,000, reimbursement of all direct expenses incurred while providing services to the Company and a five year option to purchase 750,000 shares of the Company's common stock at an exercise price of $0.01 per share. These options expired in June 2004. During 2006, the Company transferred shares of Amazon common stock held for investment in payment of $90,000. The balance due the Director at December 31, 2007 and 2006 was $738,839 and $738,839, respectively. The Director also entered into an employment agreement with Mazal. The agreement has a monthly base salary of $2,000. The agreement expired December 10, 2006. Salary expense amounted to $0 and $24,000 for the years ended December 31, 2007 and 2006, respectively. Accrued expenses - stockholders includes accrued salary of $9,000 at December 31, 2007.

An officer of the Company has an employment agreement with the Company dated June 10, 1999, which provides for an annual base salary of $75,000 and a five year option to purchase 750,000 shares of the Company's common stock at an exercise price of $0.02 per

World Health Energy Holdings, Inc.
Notes to Consolidated Financial Statements

(6) Related Parties , (continued)

share. These options expired in June 2004. During 2006, the Company transferred shares of Mazal and Amazon common stock held for investment as payment in the amount of $157,650. The balance due the Officer at December 31, 2007 and 2006 was $29,346 and $29,346, respectively. This officer also entered into an employment agreement with Mazal. The agreement has an annual salary of $36,000 and expired January 2, 2007. Accrued expenses - stockholders includes accrued salary of $8,018 at December 31, 2007.

During 2003, a stockholder loaned the Company $620,000 for working capital. During 2004, this stockholder loaned the Company $8,000 and the Company issued 25,000,000 shares of common stock to the stockholder to reduce the debt by $500,000. The balance due the stockholder at December 31, 2007 and 2006 was $128,000. There is no due date and the loan is to be repaid with the issuance of 26,000,000 shares of the Company's common stock.

A stockholder loaned the Company $5,000 for working capital. The balance due the stockholder at December 31, 2007 and 2006 was $5,000. There is no due date and the loan is to be repaid with the issuance of 1,000,000 shares of the Company's common stock.

On February 20, 2000, the Company entered into an asset purchase agreement with Dr. Leonard Bielory (former Chairman of the Board of Directors of APPI who resigned in 2003) whereby the Company acquired the exclusive rights and interest to allergy and sinus formulations he developed ("Assets"). The purchase price included options to purchase 18,000,000 shares of the Company's common stock at an aggregate exercise price of $180. The options were to be issued in two phases. The first phase was completed in 2000 and the options, for 12,000,000 shares of common stock, required to purchase the assets were issued in 2000. The fair value of the 12,000,000 shares, as determined by management, was $1,079,880 and is included in intangible assets. In addition, the Company agreed to pay Dr. Bielory a royalty payment of $0.01 per bottle plus, 1% of the Company's suggested retail price of each product sold, plus 10% of the Company's net profits from the sale of products manufactured with these Assets. In the event the Company enters into an agreement with a third party for the sale of products manufactured with these assets, the agreement must unconditionally provide for payment of not less than $20,000,000 either in lump sum or over a period of four years. Upon receipt of the sale proceeds by the Company, the Company shall issue to Dr. Bielory 5,000,000 shares for each $20,000,000 paid to the Company, not to exceed 25,000,000 shares. During the years ended December 31, 2007 and 2006 royalty expense amounted to $0 and $56, respectively. On March 15, 2000, the Company entered into a consulting agreement with Dr. Bielory whereby under the terms of the agreement, the Company is required to pay Dr. Bielory certain monthly amounts, some contingent on the Company achieving specified net profit levels. During 2004, the Company paid down $20,000 of the liability due to Dr. Bielory by issuing 2,000,000 shares of common stock. At December 31, 2007 and 2006 the balance due was $115,438.

The President of Mazal entered into an employment agreement which had a monthly base salary of $4,000 which was increased to $5,500, and has additional incentive clauses for payment in Mazal common stock and salary increases. The agreement expired November 1, 2006. Salary expense amounted to $157,500 and $157,500 for the years ended December 31, 2007 and 2006, and included monthly payments totaling $49,500 and $63,000, and 100,000 and 750,000 shares of Mazal common stock valued at $108,000 and $149,530, respectively.

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

World Health Energy Holdings, Inc.
Notes to Consolidated Financial Statements

(6) Related Parties , (continued)

The Director of Regulatory and Clinical Operations of Mazal entered into an employment agreement with a monthly base of $2,200 which expired December 10, 2006. Salary expense for the year ended December 31, 2006 amounted to $59,800 and included monthly payments totaling $15,800 and 40,000 shares of Mazal common stock valued at $44,000.

(7) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of approximately $25,203,200 accumulated through December 31, 2007. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is presently seeking to raise permanent equity capital in the capital markets to eliminate negative working capital and provide working capital. Failure to raise equity capital or secure some other form of long-term debt arrangement will cause the Company to further increase its negative working capital deficit and could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.

(8) Office Space

The Company maintained its corporate office in New York pursuant to an operating lease which expired March 31, 2008 and called for monthly lease payments of $2,445 from April 2007 through March 2008, plus 35% of the floors electricity cost and $100 per month May to September for air conditioning. In 2010, the Company relocated its corporate office to West Palm Beach, FL, and sub-leases space on an informal month to month lease.

(9) Stock Options and Warrants

There are no stock options outstanding at December 31, 2007. There were 7,000,000 warrants outstanding at December 31, 2006, which expired during 2007.

(10) Securities Purchase Agreement and Plan of Reorganization

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

World Health Energy Holdings, Inc.
Notes to Consolidated Financial Statements

(11) Subsequent Events

a) Name Change   In April 2008, the Company changed its name from Advanced Plant Pharmaceuticals, Inc. to World Health Energy, Inc., pursuant to the January 2007 reorganization.

b) Common Stock   In April 2008, the Company increased the authorized common stock from 880,000,000 to 4,500,000,000, par value of $0.0007.

c) Conversion of Debt   In the fourth quarter 2009, the Company converted a substantial amount of its then existing debt into shares of common stock.

Item 9.  Changes  In and  Disagreements  with  Accountants  on  Accounting  and Financial Disclosure.

On August 17, 2010 the Company changed from Meyler & Co. to Hamilton, PC

Item 9A. Controls And Procedures.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the  effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2007, which we determined to be effective.

Management's Report on Internal Control Over Financial Reporting. Our Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable  assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles  and includes those policies and procedures that: 1.Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; 2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation  of financial statements in accordance with generally accepted accounting principles, and that out receipts and expenditures are being made only in accordance with authorizations of our management and directors;  and 3. Provide reasonable assurance regarding prevention or timely  detection of unauthorized acquisitions, use or disposition our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria established in  Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission  ("COSO"). Based on our assessment, we believe that, as of December 31, 2007, our internal  control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities  and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect,  our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers And Corporate Governance

(a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name	Age	Position(s) with Company

David Lieberman	43	President, CEO, Director

Business Experience
David Lieberman has served as President and Chief Executive Officer of the Company since July 1, 1996, and as a member of its Board of Directors since June 1996. Since 1991, he has worked in the offices of the Chief Rabbi of Bnai Brak, Israel. He also serves as a consultant for Osem Industries, Inc., an international food conglomerate located in Israel.

Committees of the Board of Directors
We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. However, our board of directors may establish various committees during the current fiscal year.

Compensation of Directors
Our directors receive no cash compensation.

Terms of Office
Our directors are appointed for one-year terms to hold office until the next annual general meeting of the holders of our Common Stock or until removed from office in accordance with our by-laws. Our officers are appointed by our board of directors and hold office until removed by our board of directors.

Involvement in Certain Legal Proceedings
Except as indicated above, no event listed in Sub-paragraphs (1) through (4) of Subparagraph (d) of Item 401 of Regulation S-X, has occurred with respect to any of our present executive officers or directors or any nominee for director during the past five years which is material to an evaluation of the ability or integrity of such director or officer.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
For companies registered pursuant to section 12(g) of the Exchange Act, Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  To our knowledge, based solely on a review of the copies of reports furnished to us and written representations that no other reports were required, Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were not complied with on a timely basis for the period which this report relates.

Code of Ethics
We adopted a Code of Ethics and Business Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We undertake to provide to any person without charge, upon request, a copy of our Code of Ethics and Business Conduct.

Conflicts of Interest
None of our  officers will devote more than a portion of his time to our affairs. There will be  occasions when the time requirements of our business conflict with the demands of the officers  other business and investment activities. Such conflicts may require that we attempt to employ  additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to us.

Our officers, directors and principal shareholders may actively negotiate for the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction, if any. In the event that such a transaction occurs, it is anticipated that a  substantial premium may be paid by the purchaser in conjunction with any sale of shares by our officers, directors and principal shareholders made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial  premium may be paid to members of our  management to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to the our other shareholders. In making any such sale, members of Company management may consider their own personal pecuniary benefit rather than the best interests of the Company and the Company's other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any  particular buy-out transaction involving shares held by members of Company management.

It is not currently anticipated that any salary, consulting fee, or finders fee shall be paid to any of our directors or executive officers, or to any other affiliate of us except as described under Executive Compensation below.

Although management has no current plans to cause us to do so, it is possible that we may enter  into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by our current stockholders to the acquisition candidate or principals  thereof, or to other individuals or business entities, or requiring some other form of payment to our current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by our current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving us would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

Item 11. Executive Compensation

The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2007 through 2003 to the Company’s President and highest paid executive officers. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than compensation identified in the chart below, were paid to these executive officers during these fiscal years.

SUMMARY COMPENSATION TABLE
Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)(9)	Securities Underlying Option/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

David Lieberman	2007 2006 2005 2004 2003	$135,000 * $135,000 * $135,000 * $135,000 * $135,000 *	$0.00 $0.00 $0.00 $0.00 $0.00	$0.00 $0.00 $0.00 $0.00 $0.00	$0.00 $0.00 $0.00 $0.00 $0.00	0 0 0 0 0	$0.00 $0.00 $0.00 $0.00 $0.00	$0.00 $0.00 $0.00 $0.00 $0.00

* - accrued

Compensation of Directors
We have no standard arrangements for compensating our board of directors for their attendance at meetings of the Board of Directors.

Bonuses and Deferred Compensation
We do not have any bonus, deferred compensation or retirement plan.  Such plans may be adopted by us at such time as deemed reasonable by our board of directors.  We do not have a compensation committee, all decisions regarding compensation are determined by our board of directors.

Stock Option and Stock Appreciation Rights.
We do not currently have a Stock Option or Stock Appreciation Rights Plan. No stock options or stock appreciation rights were awarded during the fiscal year ended December 31, 2009, or the period ending on the date of this Report.

Termination of Employment and Change of Control Arrangement
There are no compensatory plans or arrangements, including payments to be received from us, with respect to any person named in cash compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with us or our subsidiaries, or any change in control of us, or a change in the person's responsibilities following a changing in control.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2007, information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

		Common Stock
		Beneficially Owned
	Title of
Name and Address	Class	Number	Percent (1)

David Lieberman	Common	42,000,000	4.77%
CJ Lieberman	Common	25,000,000	2.84%

Total	Common	77,000,000	7.61%

________________________
(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2007.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2007, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by security holders; and (ii) all compensation plans not previously approved by security Holders:  None.

Item 13. Certain Relationships and Related Transactions

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we are a party during the past two years, or in any proposed transaction to which the Company is proposed to be a party:
            (A) any director or officer;
            (B) any proposed nominee for election as a director;
            (C) any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or
            (D) any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.

Item 14. Principal Accounting Fees and Services.

	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees

2007	$0	none	none	none

2006	$40,000	none	none	$2,500

We have no formal audit committee. However, our entire Board of Directors (the "Board") is our defacto audit committee. In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all  relationships between the auditors and us that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees." The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of its internal controls. The Board reviewed with the independent auditors their management letter on internal controls.

The Board discussed and reviewed with the independent  auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2007 with management and the  independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of  those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2007, for filing with the Securities and Exchange Commission.  The Board also approved the reappointment of Hamilton, PC. as independent auditors.

PART IV

Item 15. Exhibits and Reports on Form 8-K.

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
______________

*       Filed herewith

(b) Reports on Form 8-K

During the last quarter of the fiscal year ended December 31, 2007, we did not file any reports on Form 8-K.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Date: November 12, 2010	World Health Energy Holdings, Inc.
(Registrant)

	By:	/s/ David Lieberman
David Lieberman, President, CEO, Director

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Lieberman	President, CEO, Director	November12, 2010
David Lieberman