Form 10-Q
period 2008-03-31
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2010-11-12
CIK 943535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q
(Mark one)
[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

[_]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934
For the transition period from ______________ to _____________

Commission file number 000-26703

WORLD HEALTH ENERGY HOLDINGS, INC.
 (Exact name of registrant as specified in its charter)

Delaware	000-29462	59-276023
(State or other jurisdiction	(Commission	(IRS Employer
of incorporation)	file number)	Identification No.)

777 S Flagler Dr., Suite 800
West Palm Beach FL  33411
 (Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code: (212) 444 1019

Advanced Plant Pharmaceuticals, Inc.
 (Former name or former address, if changes since last report)

Indicate by check mark whether the issuer (1) has filed all reports  required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

Indicate by check mark whether the registrant is an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer |_|	Accelerated filer |_|
Non-accelerated filer |_|	Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  |  | Yes |X| No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of November 3, 2010,  there were approximately 1,810,000,000  shares of the Issuer's common stock, par value $0.0001 per share outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-Q contain or may contain forward-looking  statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These forward-looking statements were based on various factors and were derived utilizing  numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to,  economic, political and market conditions and fluctuations, government and industry regulation,  interest rate risk, U.S. and global competition, and other factors including the risk factors set forth in our Form 10-K. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place  undue reliance on these forward-looking statements, which speak only as of the date of this  report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing  obligations to  disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated  events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

World Health Energy Holdings, Inc.
Consolidated Balance Sheet

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$0	$111
Prepaid expenses	0	4,144

Total current assets	0	4,255

PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	4,353	4,353
Less: accumulated depreciation	(4,353)	(4,353)
Net property and equipment	0	0

OTHER ASSETS
Investment in affiliates	331,335	331,335
Due from affiliates	7,120	7,120

Total other assets	338,455	338,455

Total Assets	$338,455	$342,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank overdraft	$23,167	$8,772
Accounts payable	249,877	257,571
Accrued liabilities	257,781	260,715
Due to affiliates	11,883	11,883
Other current liabilities	488,000	488,000
Note payable and accrued interest	11,000	11,000

Total current liabilities	1,041,708	1,037,941
LONG-TERM LIABILITIES
Officer and stockholder loans payable	154,773	154,773
Third party loans payable	156,516	156,516
Accrued salaries and payroll taxes payable	1,413,920	1,413,920
Total long-term liabilities	1,725,209	1,725,209

Total Liabilities	2,766,917	2,763,150

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0007 par value, 10,000,000 shares authorized, 5,000,000 issued and outstanding	3,500	3,500
Common stock, $0.0007 par value, authorized 4,500,000,000 shares; 880,000,000 issued and outstanding	616,000	616,000
Additional paid-in capital	22,163,268	22,163,268
Deficit accumulated during the development stage	(25,211,230)	(25,203,208)

Total stockholders’ equity	(2,428,462)	(2,420,440)

Total Liabilities and Stockholders’ Equity	$338,455	$342,710

The accompanying notes are an integral part of the financial statements.

World Health Energy Holdings, Inc.
Consolidated Statements of Operations
Three Months Ended March 31,
(unaudited)

	2008	2007

REVENUES	$210	$4,037

COST OF GOODS SOLD	0	578
GROSS MARGIN	210	3,459

OPERATING EXPENSES
Selling, general and administrative	8,232	408,671
Salaries and consulting fees - stockholders	0	79,500
Depreciation	0	181

Net operating loss	8,232	488,352

Interest expense	0	47

Net loss	$(8,022)	$(484,940)

Basic net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	880,000,000	879,801,177

The accompanying notes are an integral part of the financial statements.

World Health Energy Holdings, Inc.
 Consolidated Statement of Stockholders’ Equity (Deficit)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

BEGINNING BALANCE, January 1, 2006	798,157,996	$558,711	$14,681,548	$(22,792,391)	$(7,552,132)

Shares issued for services	52,000,000	36,400	196,400	0	232,800
Adjust to record transfer as stk based compensation	0	0	7,072,005	0	7,072,005
Shares issued for cash	25,000,000	17,500	32,500	0	50,000
Net loss	0	0	0	(1,575,613)	(1,575,613)

BALANCE, December 31, 2006	875,157,996	612,611	21,982,453	(24,368,004)	(1,772,940)
Shares issued for debt late payment penalty	6,000,000	4,200	33,600	0	37,800
Shares issued for acquisition	5,000,000	3,500	26,500	0	30,000
Shares issued for services	51,000,000	35,700	234,000	0	269,700
Shares deemed not yet issued but accrued to be issued	(57,157,996)	(40,011)	(113,285)	0	(153,296)
Net loss	0	0	0	(835,204)	(835,204)

BALANCE, December 31, 2007	880,000,000	616,000	22,163,268	(25,203,208)	(2,420,440)

The accompanying notes are an integral part of the financial statements.

World Health Energy Holdings, Inc.
Consolidated Statements of Cash Flows
Three Months Ended March 31,
(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,022)	$(484,940)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	0	273,500
Depreciation	0	181
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	4,144	7,600
Increase (decrease) in accounts payable & acc’d expenses	(7,694)	44,738
Increase (decrease) in accrued expenses - stockholders	(2,934)	74,312

Net cash provided (used) by operating activities	(14,506)	(84,609)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	0	0

Net cash provided (used) by investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received in acquisition of subsidiary	0	1,417
Bank overdraft	14,395	1,780
Proceeds from third party loans payable	0	5,000
Proceeds from stockholder loan payable	0	28,412
Payments on stockholder loans	0	(2,000)
Proceeds from deposits to acquire stock	0	50,000

Net cash provided by financing activities	14,395	84,609

Net increase (decrease) in cash	(111)	0

CASH, beginning of period	111	0

CASH, end of period	$0	$0
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$0	$47

Non-Cash Financing Activities:
Common stock issued for reduction in accounts payable	$0	$40,200

The accompanying notes are an integral part of the financial statements.

World Health Energy Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with regard to the 3 months ended March 31, 2008 and 2007 is unaudited)

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

b) Loss per share:  Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company.  Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution.  There were no common stock equivalents for the periods ended March 31, 2008 and 2007.

c) Cash and Cash Equivalents  The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. There are no cash equivalents at March 31, 2008 and 2007.

World Health Energy Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with regard to the 3 months ended March 31, 2008 and 2007 is unaudited)

(3) Significant Accounting Policies, continued

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

g) Inventories  Inventories are stated at the lower of cost or market on the first-in, first-out ("FIFO") basis. There was no inventory at March 31, 2008 and 2007.

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

k) Research and Development Costs  Research and development costs are expensed as incurred. Total research and development expenditures for the periods ended March 31, 2008 and 2007 amounted to $0 and $0, respectively.

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

(m)  Interim financial information The financial statements for the three months ended March 31, 2008 and 2007 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

World Health Energy Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with regard to the 3 months ended March 31, 2008 and 2007 is unaudited)

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

Included in shares of common stock outstanding at March 31, 2008, are 88,750,000 shares authorized for issuance by the director of the Company which have not been issued by the Company's stock transfer agent, of which 4,842,004 were issued in 2007. In the first quarter 2007, the Company authorized the issuance of 4,000,000 shares of its common stock under an S-8 filing with the Securities and Exchange Commission at $0.0072 per share to the Company's attorney in consideration of accrued legal services, and the Company authorized the issuance of 17,000,000 shares of its common stock under an S-8 filing with the Securities and Exchange Commission at $0.0047 per share for services rendered. These shares remain unissued at March 31, 2008.

 (5) Income Taxes

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry- forwards for income tax purposes of approximately $25,203,200 expiring in various years from 2019 through 2028.  Deferred tax assets are reduced by a valuation allowance if, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management's valuation procedures consider projected utilization of deferred tax assets over the next several years,  and continually evaluate new circumstances surrounding the future realization of such assets. The difference between income taxes and the amount computed by applying the federal statutory tax rate to the loss before income taxes is due to an increase in the deferred tax asset valuation allowance. The valuation allowance at March 31, 2008 and 2007 is 100%.

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

World Health Energy Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with regard to the 3 months ended March 31, 2008 and 2007 is unaudited)

(6) Related Parties, continued

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

The Director of the Company advanced to the Company cash and paid expenses on behalf of the Company. The Director has an employment agreement with the Company dated June 10, 1999, which provides for an annual base salary of $135,000, reimbursement of all direct expenses incurred while providing services to the Company and a five year option to purchase 750,000 shares of the Company's common stock at an exercise price of $0.01 per share. These options expired in June 2004. During 2006, the Company transferred shares of Amazon common stock held for investment in payment of $90,000. The balance due the Director at December 31, 2007 and 2006 was $738,839 and $738,839, respectively. The Director also entered into an employment agreement with Mazal. The agreement has a monthly base salary of $2,000. The agreement expired December 10, 2006. Salary expense amounted to $0 and $24,000 for the years ended December 31, 2007 and 2006, respectively. Accrued expenses - stockholders includes accrued salary of $9,000 at March 31, 2008.

An officer of the Company has an employment agreement with the Company dated June 10, 1999, which provides for an annual base salary of $75,000 and a five year option to purchase 750,000 shares of the Company's common stock at an exercise price of $0.02 per share. These options expired in June 2004. During 2006, the Company transferred shares of Mazal and Amazon common stock held for investment as payment in the amount of $157,650. The balance due the Officer at December 31, 2007 and 2006 was $29,346 and $29,346, respectively. This officer also entered into an employment agreement with Mazal. The agreement has an annual salary of $36,000 and expired January 2, 2007. Accrued expenses - stockholders includes accrued salary of $8,018 at March 31, 2008.

During 2003, a stockholder loaned the Company $620,000 for working capital. During 2004, this stockholder loaned the Company $8,000 and the Company issued 25,000,000 shares of common stock to the stockholder to reduce the debt by $500,000. The balance due the stockholder at March 31, 2008 and 2007 was $128,000. There is no due date and the loan is to be repaid with the issuance of 26,000,000 shares of the Company's common stock.

A stockholder loaned the Company $5,000 for working capital. The balance due the stockholder at March 31, 2008 and 2007 was $5,000. There is no due date and the loan is to be repaid with the issuance of 1,000,000 shares of the Company's common stock.

On February 20, 2000, the Company entered into an asset purchase agreement with Dr. Leonard Bielory (former Chairman of the Board of Directors of APPI who resigned in 2003) whereby the Company acquired the exclusive rights and interest to allergy and sinus formulations he developed ("Assets"). The purchase price included options to purchase 18,000,000 shares of the Company's common stock at an aggregate exercise price of $180. The options were to be issued in two phases. The first phase was completed in 2000 and the options, for 12,000,000 shares of common stock, required to purchase the assets were issued in 2000. The fair value of the 12,000,000 shares, as determined by management, was $1,079,880 and is included in intangible assets. In addition, the Company agreed to pay Dr. Bielory a royalty payment of $0.01 per bottle plus, 1% of the Company's suggested retail price of each product

World Health Energy Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with regard to the 3 months ended March 31, 2008 and 2007 is unaudited)

(6) Related Parties, continued

b) Loans Payable and Accrued Expenses - Stockholders, continued

sold, plus 10% of the Company's net profits from the sale of products manufactured with these Assets. In the event the Company enters into an agreement with a third party for the sale of products manufactured with these assets, the agreement must unconditionally provide for payment of not less than $20,000,000 either in lump sum or over a period of four years. Upon receipt of the sale proceeds by the Company, the Company shall issue to Dr. Bielory 5,000,000 shares for each $20,000,000 paid to the Company, not to exceed 25,000,000 shares. During the years ended December 31, 2007 and 2006 royalty expense amounted to $0 and $56, respectively. On March 15, 2000, the Company entered into a consulting agreement with Dr. Bielory whereby under the terms of the agreement, the Company is required to pay Dr. Bielory certain monthly amounts, some contingent on the Company achieving specified net profit levels. During 2004, the Company paid down $20,000 of the liability due to Dr. Bielory by issuing 2,000,000 shares of common stock. At December 31, 2007 and 2006 the balance due was $115,438.

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

(7) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of approximately $25,211,230 accumulated through March 31, 2008. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is presently seeking to raise permanent equity capital in the capital markets to eliminate negative working capital and provide working capital. Failure to raise equity capital or secure some other form of long-term debt arrangement will cause the Company to further increase its negative working capital deficit and could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.

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

World Health Energy Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with regard to the 3 months ended March 31, 2008 and 2007 is unaudited)

(9) Stock Options and Warrants

There are no stock options outstanding at March 31, 2008. There were 7,000,000 warrants outstanding at December 31, 2006, which expired during 2007.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following  discussion and analysis  should be read in conjunction  with our Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-Q as well as our other SEC filings.

Overview

The following discussion and analysis should be read in  conjunction  with the financial  statements  of the  Company  and  the  accompanying  notes  appearing subsequently under the caption "Financial  Statements."

This report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to our dependence upon certain key personnel, our ability to manage our growth, our success in implementing the business strategy, our success in arranging financing where required, and the risk of economic and market factors affecting us or our customers. Many of such risk factors are beyond the control of the Company and its management.

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

Comparison of Operating Results for the Quarter Ended March 31, 2008 to the Quarter Ended March 31, 2007

Revenues
Revenues for the quarter ended March 31, 2008 were $210 as compared to $4,037 for the quarter ended March 31, 2007, which represents a decrease of $3,827.

Operating Expenses and Charges
Cost and expenses for the quarter ended March 31, 2008 were $8,232 as compared to $488,352 for the quarter ended March 31, 2007.  The decrease of $480,119, is principally a result of our slow down in expenditures, including salaries and consulting fees.

We incurred a net operating loss for the first quarter 2008 of $8,022 as compared to a net operating loss for the first quarter 2007 totaling $484,940.

Net Loss and Net Loss Per Share

Our net loss and net loss per share was $8,022 and $0.00 for the quarter ended March 31, 2008, as compared to $484,940 and $0.00 for the quarter ended March 31, 2007. This decrease was due primarily to reduced operations.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2008 we had current assets of $0 and total assets of $338,455. We had current liabilities of $1,041,708.

At March 31, 2008, we had a working capital deficiency of $1,041,708.

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

No trends have been identified which would materially  increase or decrease our results of operations or liquidity.

Going Concern.

The Company has suffered recurring losses from operations and is in serious need of  additional  financing.  These  factors  among others  indicate that the Company may be unable to continue as a going concern,  particularly in the event that it cannot  obtain  additional  financing or, in the  alternative,  affect a merger or  acquisition.  The Company's  continuation  as a going concern depends upon its ability to generate  sufficient cash flow to conduct its operations and its  ability  to  obtain  additional  sources  of  capital  and  financing.  The accompanying  financial  statements do not include any  adjustments  that may be necessary if the Company is unable to continue as a going concern.

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

Item 3. - Quantitative and Qualitative Disclosures About Market Risk

The Company is not subject to any specific market risk other than that encountered by any other public company related to being publicly traded.

Item 4T. - Controls and Procedures

Our management, which includes our Chief Executive Officer who also serves as our principal  financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by this report. We believe that our disclosure controls and procedures are effective based upon the conduct of our evaluation for the period ended March 31, 2008.  We are continually in the process of improving our internal controls in an effort to discover and remediate any deficiencies prior to filing any report. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the end of the period covered by this report based on such evaluation.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

None

Item 6.   Exhibits

(a) The following  sets forth those  exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit Number	Descriptions

31.1	* Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	* Certification of the Acting Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	* Certification Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	* Certification Acting Chief Financial Officerpursuant to Section 906 of Sarbanes-Oxley Act of 2002.

______________

*    Filed herewith.

(b) The following  sets forth the  Company's  reports on Form 8-K that have been filed during the quarter for which this report is filed:

None.

SIGNATURE

Pursuant  to the  requirements  of  Section  13 or 15(d) of the  Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

World Health Energy Holdings, Inc.

By:	/s/ David Lieberman
David Lieberman
Chief Executive Officer,
Chief Financial Officer*

Date: November 12, 2010

*   David Lieberman  has  signed  both on  behalf  of the  registrant  as a duly authorized officer and as the Registrant's principal accounting officer.