Form 10-Q
period 2008-06-30
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2010-11-12
CIK 943535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q
(Mark one)
[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

World Health Energy Holdings, Inc.
Consolidated Balance Sheet

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$0	$111
Prepaid expenses	0	4,144

Total current assets	0	4,255

PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	4,353	4,353
Less: accumulated depreciation	(4,353)	(4,353)
Net property and equipment	0	0

OTHER ASSETS
Investment in affiliates	331,335	331,335
Due from affiliates	7,120	7,120

Total other assets	338,455	338,455

Total Assets	$338,455	$342,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank overdraft	$32,119	$8,772
Accounts payable	247,877	257,571
Accrued liabilities	255,708	260,715
Due to affiliates	11,883	11,883
Other current liabilities	488,000	488,000
Note payable and accrued interest	11,000	11,000

Total current liabilities	1,046,587	1,037,941
LONG-TERM LIABILITIES
Officer and stockholder loans payable	154,773	154,773
Third party loans payable	156,516	156,516
Accrued salaries and payroll taxes payable	1,413,920	1,413,920
Total long-term liabilities	1,725,209	1,725,209

Total Liabilities	2,771,796	2,763,150

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0007 par value, 10,000,000 shares authorized, 5,000,000 issued and outstanding	3,500	3,500
Common stock, $0.0007 par value, authorized 4,500,000,000 shares; 880,000,000 issued and outstanding	616,000	616,000
Additional paid-in capital	22,163,268	22,163,268
Deficit accumulated during the development stage	(25,216,109)	(25,203,208)

Total stockholders’ equity	(2,433,341)	(2,420,440)

Total Liabilities and Stockholders’ Equity	$338,455	$342,710

The accompanying notes are an integral part of the financial statements.

World Health Energy Holdings, Inc.
Consolidated Statements of Operations
Three and Six Months Ended June 30,
(unaudited)

	Three months		Six months
	2008	2007	2008	2007

REVENUES	$430	$185	$640	$4,222

COST OF GOODS SOLD	14	0	14	578
GROSS MARGIN	416	185	626	3,644

OPERATING EXPENSES
Selling, general and administrative	4,795	39,660	13,027	448,331
Salaries and consulting fees - stockholders	500	79,500	500	159,000
Depreciation	0	114	0	295

Net operating loss	5,295	119,274	13,527	607,626

Interest expense	0	21	0	68

Net loss	$(4,879)	$(119,110)	$(12,901)	$(604,050)

Basic net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	880,000,000	880,000,000	880,000,000	879,901,138

The accompanying notes are an integral part of the financial statements.

World Health Energy Holdings, Inc.
 Consolidated Statement of Stockholders’ Equity (Deficit)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

BEGINNING BALANCE, January 1, 2006	798,157,996	$558,711	$14,681,548	$(22,792,391)	$(7,552,132)

Shares issued for services	52,000,000	36,400	196,400	0	232,800
Adjust to record transfer as stk based compensation	0	0	7,072,005	0	7,072,005
Shares issued for cash	25,000,000	17,500	32,500	0	50,000
Net loss	0	0	0	(1,575,613)	(1,575,613)

BALANCE, December 31, 2006	875,157,996	612,611	21,982,453	(24,368,004)	(1,772,940)
Shares issued for debt late payment penalty	6,000,000	4,200	33,600	0	37,800
Shares issued for acquisition	5,000,000	3,500	26,500	0	30,000
Shares issued for services	51,000,000	35,700	234,000	0	269,700
Shares deemed not yet issued but accrued to be issued	(57,157,996)	(40,011)	(113,285)	0	(153,296)
Net loss	0	0	0	(835,204)	(835,204)

BALANCE, December 31, 2007	880,000,000	616,000	22,163,268	(25,203,208)	(2,420,440)

The accompanying notes are an integral part of the financial statements.

World Health Energy Holdings, Inc.
Consolidated Statements of Cash Flows
Six Months Ended June 30,
(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,901)	$(604,050)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	0	267,300
Depreciation	0	295
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	4,144	7,600
Increase (decrease) in accounts payable & acc’d expenses	(9,694)	76,239
Increase (decrease) in accrued expenses - stockholders	(5,007)	147,312

Net cash provided (used) by operating activities	(23,458)	(105,304)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	0	0

Net cash provided (used) by investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received in acquisition of subsidiary	0	1,417
Bank overdraft	23,347	2,905
Proceeds from third party loans payable	0	11,000
Proceeds from stockholder loan payable	0	34,832
Payments on stockholder loans	0	(2,850)
Proceeds from deposits to acquire stock	0	58,000

Net cash provided by financing activities	23,347	105,304

Net increase (decrease) in cash	(111)	0

CASH, beginning of period	111	0

CASH, end of period	$0	$0
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$0	$68

Non-Cash Financing Activities:
Common stock issued for reduction in accounts payable	$0	$40,200

The accompanying notes are an integral part of the financial statements.

World Health Energy Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with regard to the 6 months ended June 30, 2008 and 2007 is unaudited)

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

b) Loss per share:  Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company.  Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution.  There were no common stock equivalents for the periods ended June 30, 2008 and 2007.

c) Cash and Cash Equivalents  The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. There are no cash equivalents at June 30, 2008 and 2007.

World Health Energy Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with regard to the 6 months ended June 30, 2008 and 2007 is unaudited)

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

g) Inventories  Inventories are stated at the lower of cost or market on the first-in, first-out ("FIFO") basis. There was no inventory at June 30, 2008 and 2007.

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

k) Research and Development Costs  Research and development costs are expensed as incurred. Total research and development expenditures for the periods ended June 30, 2008 and 2007 amounted to $0 and $0, respectively.

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

(m)  Interim financial information The financial statements for the six months ended June 30, 2008 and 2007 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

World Health Energy Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with regard to the 6 months ended June 30, 2008 and 2007 is unaudited)

(4) Stockholders' Equity (Deficit)

The Company has the authority to issue 10,000,000 shares of preferred stock, par value $0.0007 per share, which may be divided into series and with the preferences, limitations and relative rights determined by the Board of Directors. At June 30, 2008, no preferred stock shares were issued and outstanding. The Company is authorized to issue 4,500,000,000 shares of common stock, par value $0.0007. At June 30, 2008, 880,000,000 shares were issued and outstanding. In April 2008, the Company increased the authorized common stock from 880,000,000 to 4,500,000,000, par value of $0.0007.

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

Included in shares of common stock outstanding at June 30, 2008, are 88,750,000 shares authorized for issuance by the director of the Company which have not been issued by the Company's stock transfer agent, of which 4,842,004 were issued in 2007. In the first quarter 2007, the Company authorized the issuance of 4,000,000 shares of its common stock under an S-8 filing with the Securities and Exchange Commission at $0.0072 per share to the Company's attorney in consideration of accrued legal services, and the Company authorized the issuance of 17,000,000 shares of its common stock under an S-8 filing with the Securities and Exchange Commission at $0.0047 per share for services rendered. These shares remain unissued at June 30, 2008.

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
(Information with regard to the 6 months ended June 30, 2008 and 2007 is unaudited)

(6) Related Parties, continued

b) Loans Payable and Accrued Expenses - Stockholders   Loans payable - stockholders consists of unsecured, non-interest bearing short-term loans including cash for working capital and other expenses paid on behalf of the Company. Accrued expenses - stockholders consists of accrued salaries and consulting fees.

Upon the resignation of C.J. Lieberman (the "related party consultant") as President in 1996, the Company retained him as a consultant. His current consultant's agreement dated June 10, 1999, provides for monthly consulting fees of $9,000, reimbursement of all direct expenses incurred while providing services to the Company, and a five year option to purchase 750,000 shares of the Company's common stock at an exercise price of $0.02 per share. These options expired in June 2004. No shares of common stock were issued to this consultant for services in 2007 or 2006. During 2006, the Company transferred shares of Mazal and Amazon Biotech, Inc. ("Amazon") common stock held for investment to the consultant in payment in the amount of $207,900. The balance due the related party consultant at June 30, 2008 and 2007 was $47,000 and $47,000, respectively. CJ Lieberman also entered into an employment agreement with Mazal. The agreement had a monthly base of $4,000 which was increased to $5,500 and has additional incentive clauses for payment in Mazal common stock and salary increases. The agreement expired December 10, 2006. Salary expense amounted to $0 and $49,500 for the years ended December 31, 2007 and 2006.

The Director of the Company advanced to the Company cash and paid expenses on behalf of the Company. The Director has an employment agreement with the Company dated June 10, 1999, which provides for an annual base salary of $135,000, reimbursement of all direct expenses incurred while providing services to the Company and a five year option to purchase 750,000 shares of the Company's common stock at an exercise price of $0.01 per share. These options expired in June 2004. During 2006, the Company transferred shares of Amazon common stock held for investment in payment of $90,000. The balance due the Director at June 30, 2008 and 2007 was $738,839. The Director also entered into an employment agreement with Mazal. The agreement has a monthly base salary of $2,000. The agreement expired December 10, 2006. Salary expense amounted to $0 and $24,000 for the years ended December 31, 2007 and 2006, respectively. Accrued expenses - stockholders includes accrued salary of $9,000 at June 30, 2008.

An officer of the Company has an employment agreement with the Company dated June 10, 1999, which provides for an annual base salary of $75,000 and a five year option to purchase 750,000 shares of the Company's common stock at an exercise price of $0.02 per share. These options expired in June 2004. During 2006, the Company transferred shares of Mazal and Amazon common stock held for investment as payment in the amount of $157,650. The balance due the Officer at June 30, 2008 and 2007 was $29,346 and $29,346, respectively. This officer also entered into an employment agreement with Mazal. The agreement has an annual salary of $36,000 and expired January 2, 2007. Accrued expenses - stockholders includes accrued salary of $8,018 at June 30, 2008.

During 2003, a stockholder loaned the Company $620,000 for working capital. During 2004, this stockholder loaned the Company $8,000 and the Company issued 25,000,000 shares of common stock to the stockholder to reduce the debt by $500,000. The balance due the stockholder at June 30, 2008 and 2007 was $128,000. There is no due date and the loan is to be repaid with the issuance of 26,000,000 shares of the Company's common stock.

A stockholder loaned the Company $5,000 for working capital. The balance due the stockholder at June 30, 2008 and 2007 was $5,000. There is no due date and the loan is to be repaid with the issuance of 1,000,000 shares of the Company's common stock.

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
(Information with regard to the 6 months ended June 30, 2008 and 2007 is unaudited)

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

(7) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of approximately $25,216,109 accumulated through June 30, 2008. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is presently seeking to raise permanent equity capital in the capital markets to eliminate negative working capital and provide working capital. Failure to raise equity capital or secure some other form of long-term debt arrangement will cause the Company to further increase its negative working capital deficit and could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.

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
(Information with regard to the 6 months ended June 30, 2008 and 2007 is unaudited)

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Comparison of Operating Results for the Three Months Ended June 30, 2008 to the Three Months Ended June 30, 2007

Revenues
Revenues for the quarter ended June 30, 2008 were $430 as compared to $185 for the quarter ended June 30, 2007, which represents an increase of $245. The increase in revenues did not offset our increased marketing costs.

Operating Expenses and Charges
Cost and expenses for the quarter ended June 30, 2008 were $5,295 as compared to $119,274 for the quarter ended June 30, 2007.  The decrease of $113,979, is principally a result of our slow down in expenditures, including salaries and consulting fees.

We incurred a net operating loss for the second quarter 2008 of $4,879 as compared to a net operating loss for the second quarter 2007 totaling $119,089.

Net Loss and Net Loss Per Share
Our net loss and net loss per share was $4,879 and $0.00 for the quarter ended June 30, 2008, as compared to $119,110 and $0.00 for the quarter ended June 30, 2007. This decrease was due primarily to reduced operations.

Comparison of Operating Results for the Six Months Ended June 30, 2008 to the Six Months Ended June 30, 2007

Revenues
Revenues for the six months ended June 30, 2008 were $640 as compared to $4,222 for the six months ended June 30, 2007, which represents a decrease of $3,582.

Operating Expenses and Charges
Cost and expenses for the six months ended June 30, 2008 were $13,527 as compared to $607,626 for the six months ended June 30, 2007.  The decrease of $594,099, is principally a result of our slow down in expenditures, including salaries and consulting fees.

We incurred a net operating loss for the six months 2008 of $12,901 as compared to a net operating loss for the six months 2007 totaling $603,982.

Net Loss and Net Loss Per Share
Our net loss and net loss per share was $12,901 and $0.00 for the six months ended June 30, 2008, as compared to $604,050 and $0.00 for the six months ended June 30, 2007. This decrease was due primarily to reduced operations.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2008 we had current assets of $0 and total assets of $338,455. We had current liabilities of $1, 046,587. At June 30, 2008, we had a working capital deficiency of $1,046,587.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company is not subject to any specific market risk other than that encountered by any other public company related to being publicly traded.

Item 4T - Controls and Procedures

Our management, which includes our Chief Executive Officer who also serves as our principal  financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by this report. We believe that our disclosure controls and procedures are effective based upon the conduct of our evaluation for the period ended June 30, 2008.  We are continually in the process of improving our internal controls in an effort to discover and remediate any deficiencies prior to filing any report. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the end of the period covered by this report based on such evaluation.

PART II - OTHER INFORMATION

Item 1   Legal Proceedings

None

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3   Defaults Upon Senior Securities

None

Item 4   Submission of Matters to a Vote of Security Holders

None

Item 5   Other Information

None

Item 6   Exhibits

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