Form 10-K
period 2008-12-31
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2010-11-15
CIK 943535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission file number 000-29462

WORLD HEALTH ENERGY HOLDINGS, INC.
(Name of small business issuer in its charter)

Delaware	59-276023
(State or other jurisdiction ofincorporation or organization)	(I.R.S. EmployerIdentification No.)

777 Flagler Dr, Suite 800 West Palm Beach, Florida (Address of principal executive offices)	33401 (Zip Code)

Issuer’s telephone number:  (212) 444 1019

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

Of the 880,000,000 shares of voting stock of the registrant issued and outstanding as of December 31, 2008, 787,382,000 shares were held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of its Common Stock as reported on the NQB Pink Sheets on April 30, 2010: $1,732,240

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

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

Employees

As of December 31, 2008, we had a total of three employees, none of which were full time employees. Of these employees, one is involved in business development, one in sales and one in finance. We also employed 1 consultant as of December 31, 2008, who was involved in business development and financing activities. None of our employees are represented by a labor union and we have not entered into a collective bargaining agreement with any union. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

At December 31, 2008, we had a working capital deficiency of approximately $1,050,037.  We will require significant cash in order to implement any acquisitions. No assurances can be given that the Company will be able to obtain the necessary funding during this time to make any acquisitions.  The inability to raise additional funds will have a material adverse affect on the Company’s business, plan of operation and prospects.  Acquisitions may be made with cash or our securities or a combination of cash and securities. To the extent that we require cash, we may have to borrow the funds or sell equity securities. The issuance of equity, if available, would result in dilution to our stockholders.  We have no commitments from any financing source and we may not be able to raise any cash necessary to complete an acquisition. If we fail to make any acquisitions, our future growth may be limited.  If we make any acquisitions, they may disrupt or have a negative impact on our business.

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

Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Florida Statutes also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested stockholders.  In addition, our articles of incorporation authorize the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors, of which 0 shares of Preferred Stock are issued and outstanding as of March 15, 2010. Our board of directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.  As a result, our board of directors can issue such stock to investors who support our management and give effective control of our business to our management.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our shareholders, through the solicitation of proxies or otherwise during the fourth quarter of our fiscal year ended December 31, 2008, covered by this report.

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

The following table represents the range of the high and low price for our Common  Stock  on  the  OTC  Bulletin Board for each fiscal quarter since June 30, 2004 for each quarter ending March 31, 2006. These Quotations represent prices between dealers, may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

Year 2007	High	Low
First Quarter	$0.007	$0.006
Second Quarter	$0.004	$0.001
Third Quarter	$0.0035	$0.001
Fourth Quarter	$0.0022	$0.001

Year 2008	High	Low
First Quarter	$0.0012	$0.0006
Second Quarter	$0.0012	$0.0006
Third Quarter	$0.0009	$0.0004
Fourth Quarter	$0.0007	$0.0003

Transfer Agent

Our transfer agent is Continental Stock Transfer & Trust Company, 17 Battery Place New York, NY 10004 Their telephone number is (212) 509-4000.

(b)  Holders.  As of December 31, 2008, there were approximately four hundred forty (440) holders of record of our common stock, which excludes those shareholders holding stock in street name.

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

Recent Sales of Unregistered Securities.

In the first quarter 2007, the Company authorized the issuance of 4,000,000 shares of its common stock under an S-8 filing with the Securities and Exchange Commission at $0.0072 per share to the Company's attorney in consideration of accrued legal services, and the Company authorized the issuance of 17,000,000 shares of its common stock under an S-8 filing with the Securities and Exchange Commission at $0.0047 per share for services rendered. These shares remain unissued at December 31, 2008.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2008 AND 2007

Revenues

Revenues for the year ended December 31, 2008 were $757 as compared to $5,112 for the year ended December 31, 2007, which represents a decrease of $4,355. The decrease in revenues did not offset our increased marketing costs.

Operating Expenses and Charges

Cost and expenses for the year ended December 31, 2008 were $17,077 as compared to $837,113 for the year ended December 31, 2007. This decrease was primarily due to a decrease in salary and consulting fees to stockholders from $327,676 to $500. Most of these costs and expenses represent stock based compensation representing fees and other expenses due consultants and affiliates. Selling, general and administrative expenses decreased from $509,142 to $16,577.

We incurred a net operating loss for 2008 of $16,351 as compared to a net operating loss in 2007 totaling $835,204.

Net Loss and Net Loss Per Share

Our net loss and net loss per share was $16,351 and $0.00 for the year ended December 31, 2008, as compared to $835,204 and $0.00 for the year ended December 31, 2007. This decrease was due primarily to reduced operations.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2008 we had current assets of $63 and total assets of $338,518 as compared to current assets of $4,255 and total assets of $342,710 as of December 31, 2007. We had current liabilities of $1,050,100 as compared to $1,037,941.

At December 31, 2008, we had working capital deficiency of $1,050,037 as compared with a working capital deficiency of $1,033,686 at December 31, 2007.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders deficit of $2,436,791 and a working capital deficiency of $1,050,037 at December 31, 2008 and net losses from operations of $16,351 and $835,204, respectively, for the years ended December 31, 2008 and 2007.  These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Item 8. Financial Statements and Supplementary Data

Our financial statements have been examined to the extent indicated in their reports by Hamilton, PC for the years ended December 31, 2008 and 2007, and have been prepared in accordance with generally accepted accounting principles and pursuant to  Regulation S-X as promulgated by the Securities and Exchange Commission and are included  herein, on Page F-1 hereof in response to Part F/S of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
World Health Energy Holdings, Inc.
West Palm Beach, FL

We have audited the accompanying consolidated balance sheet of World Health Energy Holdings, Inc., as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World Health Energy Holdings, Inc. as of December 31, 2008, and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 7 to the consolidated financial statements, the Company suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern.   Management’s plans with regard to those matters are also described in Note 7.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hamilton, PC
Hamilton, PC

Denver, CO
November 11, 2010

World Health Energy Holdings, Inc.
Consolidated Balance Sheet
December 31,

	2008	2007
ASSETS
CURRENT ASSETS
Cash	$0	$111
Prepaid expenses	63	4,144

Total current assets	63	4,255

PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	4,353	4,353
Less accumulated depreciation	(4,353)	(4,353)

Net property and equipment	0	0

OTHER ASSETS
Investments in affiliates	331,335	331,335
Due from affiliates	7,120	7,120
Other assets	0	0

	338,455	338,455

Total Assets	$338,518	$342,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank overdraft	$32,258	$8,772
Accounts payable	251,188	257,571
Accrued liabilities	255,771	260,715
Due to affiliates	11,883	11,883
Other current liabilities	488,000	488,000
Note payable	11,000	11,000

Total current liabilities	1,050,100	1,037,941

LONG-TERM LIABILITIES
Officer and stockholder loans payable	154,773	154,773
Third party loans payable	156,516	156,516
Accrued salaries and payroll taxes payable	1,413,920	1,413,920
Total long-term liabilities	1,725,209	1,725,209
Total Liabilities	2,775,309	2,763,150

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0007 par value, authorized 10,000,000 shares; 5,000,000 issued and outstanding	3,500	3,500
Common stock, $0.0007 par value, authorized 4,500,000,000 shares; 880,000,000 and 875,157,996 issued and outstanding	616,000	616,000
Additional paid-in capital	22,163,268	22,163,268
Accumulated deficit	(25,219,559)	(25,203,208)

Total stockholders’ equity (deficit)	(2,436,791)	(2,420,440)

Total Liabilities and Stockholders’ Equity (Deficit)	$338,518	$342,710

The accompanying notes are an integral part of the financial statements

World Health Energy Holdings, Inc.
Consolidated Statements of Operations
For The Year Ended December 31,

	2008	2007

REVENUES	$757	$5,112

COST OF SALES	14	3,062

GROSS MARGIN	743	2,050

OPERATING EXPENSES:
Salaries and consulting fees - officers	500	327,676
General and administrative expenses	16,577	509,142
Depreciation	0	295

Total expenses	17,077	837,113

Other income (expense)
Gain on sale of investment	0	0
Interest expense	(17)	(141)

Income (loss) before discontinued operations	(16,351)	(835,204)
Loss from discontinued operations, net of tax of $0	0	0
Gain on disposal of discontinued operations, net of tax of $0	0	0
Net income (loss)	$(16,351)	$(835,204)

Income (loss) per weighted average common share	$(0.00)	$(0.00)

Number of weighted average common shares outstanding	880,000,000	880,000,000

The accompanying notes are an integral part of the financial statements

World Health Energy Holdings, Inc.
Statements of Stockholders’ Equity (Deficit)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

BEGINNING BALANCE, January 1, 2006	798,157,996	$558,711	$14,681,548	$(22,792,391)	$(7,552,132)

Shares issued for services	52,000,000	36,400	196,400	0	232,800
Adjust to record transfer as stk based compensation	0	0	7,072,005	0	7,072,005
Shares issued for cash	25,000,000	17,500	32,500	0	50,000
Net loss	0	0	0	(1,575,613)	(1,575,613)

BALANCE, December 31, 2006	875,157,996	612,611	21,982,453	(24,368,004)	(1,772,940)
Shares issued for debt late payment penalty	6,000,000	4,200	33,600	0	37,800
Shares issued for acquisition	5,000,000	3,500	26,500	0	30,000
Shares issued for services	51,000,000	35,700	234,000	0	269,700
Shares deemed not yet issued but accrued to be issued	(57,157,996)	(40,011)	(113,285)	0	(153,296)
Net loss	0	0	0	(835,204)	(835,204)

BALANCE, December 31, 2007	880,000,000	616,000	22,163,268	(25,203,208)	(2,423,940)
Net loss	0	0	0	(16,351)	(16,351)
ENDING BALANCE, December 31, 2008	880,000,000	$616,000	$22,163,268	$(25,219,559)	$(2,440,291)

The accompanying notes are an integral part of the financial statements

World Health Energy Holdings, Inc.
Consolidated Statements of Cash Flows
For the Year Ended December 31,

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,351)	$(835,204)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	0	274,900
Stock issued for debt late payment	0	37,800
Gain on disposal of discontinued operations	0	0
Gain on sale of investment	0	0
Stock held for investment issued for services	0	0
Depreciation	0	295
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	0	0
(Increase) decrease in prepaid expenses	4,081	(3,456)
(Increase) decrease in due from affiliates	0	(7,120)
(Increase) decrease in accounts payable	(6,272)	75,625
Increase (decrease) in accrued expenses	(4,944)	286,451

Net cash used by operating activities	(23,486)	(170,709)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment	0	0

Net cash used by investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	23,486	3,304
Proceeds from issuance of common stock	0	0
Proceeds from third party loan	0	167,516
Deposit to acquire common stock	0	0
Cash paid in disposal of discontinued operations	0	0
Proceeds from stockholders’ loans	0	0

Net cash provided by financing activities	23,486	170,820

Net increase (decrease) in cash	0	111

CASH, beginning of period	0	0

CASH, end of period	$0	$111

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$0	$0

Non-Cash Financing Activities:
Common stock issued for acquisition	$0	$20,826
Transfer of assets to stockholders in payment for compensation	$0	$0

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

b) Loss per share:  Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company.  Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution.  There were no common stock equivalents for the periods ended December 31, 2008 and 2007.

World Health Energy Holdings, Inc.
Notes to Consolidated Financial Statements

(3) Significant Accounting Policies (continued)

c) Cash and Cash Equivalents  The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. There are no cash equivalents at December 31, 2008 and 2007.

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

g) Inventories  Inventories are stated at the lower of cost or market on the first-in, first-out ("FIFO") basis. There was no inventory at December 31, 2008 and 2007.

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

k) Research and Development Costs  Research and development costs are expensed as incurred. Total research and development expenditures for the years ended December 31, 2008 and 2007 amounted to $0 and $0, respectively.

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

(4) Stockholders' Equity (Deficit)

The Company has the authority to issue 10,000,000 shares of preferred stock, par value $0.0007 per share, which may be divided into series and with the preferences, limitations and relative rights determined by the Board of Directors. At December 31, 2008 and 2007, 5,000,000 preferred stock shares were issued and outstanding. The Company is authorized to issue 4,500,000,000 shares of common stock, par value $0.0007. At December 31, 2008 and 2007 880,000,000 shares, were issued and outstanding. In April 2008, the Company increased the authorized common stock from 880,000,000 to 4,500,000,000, par value of $0.0007.

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

In the first quarter 2007, the Company authorized the issuance of 4,000,000 shares of its common stock under an S-8 filing with the Securities and Exchange Commission at $0.0072 per share to the Company's attorney in consideration of accrued legal services, and the Company authorized the issuance of 17,000,000 shares of its common stock under an S-8 filing with the Securities and Exchange Commission at $0.0047 per share for services rendered. These shares remain unissued at December 31, 2008.

 (5) Income Taxes

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry- forwards for income tax purposes of approximately $25,219,559 expiring in various years from 2019 through 2028.  Deferred tax assets are reduced by a valuation allowance if, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management's

World Health Energy Holdings, Inc.
Notes to Consolidated Financial Statements

 (5) Income Taxes , (continued)

valuation procedures consider projected utilization of deferred tax assets over the next several years,  and continually evaluate new circumstances surrounding the future realization of such assets. The difference between income taxes and the amount computed by applying the federal statutory tax rate to the loss before income taxes is due to an increase in the deferred tax asset valuation allowance. The valuation allowance at December 31, 2008 and 2007 is 100%.

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

Upon the resignation of C.J. Lieberman (the "related party consultant") as President in 1996, the Company retained him as a consultant. His current consultant's agreement dated June 10, 1999, provides for monthly consulting fees of $9,000, reimbursement of all direct expenses incurred while providing services to the Company, and a five year option to purchase 750,000 shares of the Company's common stock at an exercise price of $0.02 per share. These options expired in June 2004. No shares of common stock were issued to this consultant for services in 2007 or 2006. During 2006, the Company transferred shares of Mazal and Amazon Biotech, Inc. ("Amazon") common stock held for investment to the consultant in payment in the amount of $207,900. The balance due the related party consultant at December 31, 2007 and 2006 was $47,000 and $47,000, respectively. CJ Lieberman also entered into an employment agreement with Mazal. The agreement had a monthly base of $4,000 which was increased to $5,500 and has additional incentive clauses for payment in Mazal common stock and salary increases. The agreement expired December 10, 2006. Salary expense amounted to $0 for the years ended December 31, 2008 and 2007.

The Director of the Company advanced to the Company cash and paid expenses on behalf of the Company. The Director has an employment agreement with the Company dated June 10, 1999, which provides for an annual base salary of $135,000, reimbursement of all direct expenses incurred while providing services to the Company and a five year option to purchase 750,000 shares of the Company's common stock at an exercise price of $0.01 per share. These options expired in June 2004. During 2006, the Company transferred shares of Amazon common stock held for investment in payment of $90,000. The balance due the Director at December 31, 2007 and 2006 was $738,839 and $738,839, respectively. The Director also entered into an employment agreement with Mazal. The agreement has a monthly base salary of $2,000. The agreement expired December 10, 2006. Salary expense amounted to $0 and $24,000 for the years ended December 31, 2007 and 2006, respectively. Accrued expenses - stockholders includes accrued salary of $500 at December 31, 2008.

An officer of the Company has an employment agreement with the Company dated June 10, 1999, which provides for an annual base salary of $75,000 and a five year option to purchase 750,000 shares of the Company's common stock at an exercise price of $0.02 per

World Health Energy Holdings, Inc.
Notes to Consolidated Financial Statements

(6) Related Parties , (continued)

share. These options expired in June 2004. During 2006, the Company transferred shares of Mazal and Amazon common stock held for investment as payment in the amount of $157,650. The balance due the Officer at December 31, 2007 and 2006 was $29,346 and $29,346, respectively. This officer also entered into an employment agreement with Mazal. The agreement has an annual salary of $36,000 and expired January 2, 2007. Accrued expenses - stockholders includes accrued salary of $8,018 at December 31, 2008.

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

A stockholder loaned the Company $5,000 for working capital. The balance due the stockholder at December 31, 2008 and 2007 was $5,000. There is no due date and the loan is to be repaid with the issuance of 1,000,000 shares of the Company's common stock.

On February 20, 2000, the Company entered into an asset purchase agreement with Dr. Leonard Bielory (former Chairman of the Board of Directors of APPI who resigned in 2003) whereby the Company acquired the exclusive rights and interest to allergy and sinus formulations he developed ("Assets"). The purchase price included options to purchase 18,000,000 shares of the Company's common stock at an aggregate exercise price of $180. The options were to be issued in two phases. The first phase was completed in 2000 and the options, for 12,000,000 shares of common stock, required to purchase the assets were issued in 2000. The fair value of the 12,000,000 shares, as determined by management, was $1,079,880 and is included in intangible assets. In addition, the Company agreed to pay Dr. Bielory a royalty payment of $0.01 per bottle plus, 1% of the Company's suggested retail price of each product sold, plus 10% of the Company's net profits from the sale of products manufactured with these Assets. In the event the Company enters into an agreement with a third party for the sale of products manufactured with these assets, the agreement must unconditionally provide for payment of not less than $20,000,000 either in lump sum or over a period of four years. Upon receipt of the sale proceeds by the Company, the Company shall issue to Dr. Bielory 5,000,000 shares for each $20,000,000 paid to the Company, not to exceed 25,000,000 shares. During the years ended December 31, 2007 and 2006 royalty expense amounted to $0 and $56, respectively. On March 15, 2000, the Company entered into a consulting agreement with Dr. Bielory whereby under the terms of the agreement, the Company is required to pay Dr. Bielory certain monthly amounts, some contingent on the Company achieving specified net profit levels. During 2004, the Company paid down $20,000 of the liability due to Dr. Bielory by issuing 2,000,000 shares of common stock. At December 31, 2008 and 2007 the balance due was $122,417.

The President of Mazal entered into an employment agreement which had a monthly base salary of $4,000 which was increased to $5,500, and has additional incentive clauses for payment in Mazal common stock and salary increases. The agreement expires November 1, 2006. Salary expense amounted to $0 for the years ended December 31, 2008 and 2007.

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

World Health Energy Holdings, Inc.
Notes to Consolidated Financial Statements

(7) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of approximately $25,219,559 accumulated through December 31, 2008. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is presently seeking to raise permanent equity capital in the capital markets to eliminate negative working capital and provide working capital. Failure to raise equity capital or secure some other form of long-term debt arrangement will cause the Company to further increase its negative working capital deficit and could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.

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

(9) Stock Options and Warrants

There are no stock options outstanding at December 31, 2007 and 2006. There were 7,000,000 warrants outstanding at December 31, 2006, which expired during 2007.

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

World Health Energy Holdings, Inc.
Notes to Consolidated Financial Statements

(11) Subsequent Events

a) Conversion of Debt   In the fourth quarter 2009, the Company converted a substantial amount of its then existing debt into shares of common stock.

Item 9.  Changes  In and  Disagreements  with  Accountants  on  Accounting  and Financial Disclosure.

None

Item 9A. Controls And Procedures.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the  effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2008.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria established in  Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission  ("COSO"). Based on our assessment, we believe that, as of December 31, 2008, our internal  control over financial reporting is effective based on those criteria.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers And Corporate Governance

(a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name	Age	Position(s) with Company

David Lieberman	44	President, CEO, Director

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

Item 11. Executive Compensation

The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2008 through 2004 to the Company’s President and highest paid executive officers. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than compensation identified in the chart below, were paid to these executive officers during these fiscal years

SUMMARY COMPENSATION TABLE
Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)(9)	Securities Underlying Option/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

David Lieberman	2008 2007 2006 2005 2004	$0 * $135,000 * $135,000 * $135,000 * $135,000 *	$0.00 $0.00 $0.00 $0.00 $0.00	$0.00 $0.00 $0.00 $0.00 $0.00	$0.00 $0.00 $0.00 $0.00 $0.00	0 0 0 0 0	$0.00 $0.00 $0.00 $0.00 $0.00	$0.00 $0.00 $0.00 $0.00 $0.00

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

Stock Option and Stock Appreciation Rights.
We do not currently have a Stock Option or Stock Appreciation Rights Plan. No stock options or stock appreciation rights were awarded during the fiscal year ended December 31, 2008, or the period ending on the date of this Report.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2008, information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

		Common Stock
		Beneficially Owned
	Title of
Name and Address	Class	Number	Percent (1)

David Lieberman	Common	42,000,000	4.77%
CJ Lieberman	Common	25,000,000	2.84%

Total	Common	77,000,000	7.61%

________________________

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2008.  As of December 31, 2008, there were 880,000,000 shares of our common stock issued and outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2008, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by security holders; and (ii) all compensation plans not previously approved by security Holders:  None.

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

Item 14. Principal Accounting Fees and Services.

	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees

2008	$0	none	none	none

2007	$0	none	none	none

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

The Board discussed and reviewed with the independent  auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2008 with management and the  independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of  those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2008, for filing with the Securities and Exchange Commission.

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
______________

*       Filed herewith

(b) Reports on Form 8-K

During the last quarter of the fiscal year ended December 31, 2008, we did not file any reports on Form 8-K.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Date: November 15, 2010	World Health Energy Holdings, Inc.
(Registrant)

	By:	/s/ David Lieberman
David Lieberman, President, CEO, Director

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Lieberman	President, CEO, Director	November15, 2010
David Lieberman