Form 10-Q
period 2009-03-31
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2010-11-15
CIK 943535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q
(Mark one)
[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

As of November 5, 2010,  there were approximately 1,810,000,000  shares of the Issuer's common stock, par value $0.0007 per share outstanding.

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

PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

World Health Energy Holdings, Inc.
Consolidated Balance Sheet

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$0	$0
Prepaid expenses	63	63

Total current assets	63	63

PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	4,353	4,353
Less: accumulated depreciation	(4,353)	(4,353)
Net property and equipment	0	0

OTHER ASSETS
Investment in affiliates	331,335	331,335
Due from affiliates	7,120	7,120

Total other assets	338,455	338,455

Total Assets	$338,518	$338,518

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank overdraft	$32,258	$32,258
Accounts payable	251,188	251,188
Accrued liabilities	255,771	255,771
Due to affiliates	11,883	11,883
Other current liabilities	488,000	488,000
Note payable and accrued interest	11,000	11,000

Total current liabilities	1,050,100	1,050,100
LONG-TERM LIABILITIES
Officer and stockholder loans payable	154,773	154,773
Third party loans payable	156,516	156,516
Accrued salaries and payroll taxes payable	1,413,920	1,413,920
Total long-term liabilities	1,725,209	1,725,209

Total Liabilities	2,775,309	2,775,309

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0007 par value, 10,000,000 shares authorized, 5,000,000 issued and outstanding	3,500	3,500
Common stock, $0.0007 par value, authorized 4,500,000,000 shares; 880,000,000 issued and outstanding	616,000	616,000
Additional paid-in capital	22,163,268	22,163,268
Deficit accumulated during the development stage	(25,219,559)	(25,219,559)

Total stockholders’ equity	(2,436,791)	(2,436,791)

Total Liabilities and Stockholders’ Equity	$338,518	$338,518

The accompanying notes are an integral part of the financial statements.

World Health Energy Holdings, Inc.
Consolidated Statements of Operations
Three Months Ended March 31,
(unaudited)

	2009	2008

REVENUES	$0	$210

COST OF GOODS SOLD	0	0
GROSS MARGIN	0	210

OPERATING EXPENSES
Selling, general and administrative	0	8,232
Salaries and consulting fees - stockholders	0	0
Depreciation	0	0

Net operating loss	0	8,232

Interest expense	0	0

Net loss	$0	$(8,022)

Basic net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	880,000,000	880,000,000

The accompanying notes are an integral part of the financial statements.

World Health Energy Holdings, Inc.
 Consolidated Statement of Stockholders’ Equity (Deficit)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

BEGINNING BALANCE, January 1, 2006	798,157,996	$558,711	$14,681,548	$(22,792,391)	$(7,552,132)

Shares issued for services	52,000,000	36,400	196,400	0	232,800
Adjust to record transfer as stk based compensation	0	0	7,072,005	0	7,072,005
Shares issued for cash	25,000,000	17,500	32,500	0	50,000
Net loss	0	0	0	(1,575,613)	(1,575,613)

BALANCE, December 31, 2006	875,157,996	612,611	21,982,453	(24,368,004)	(1,772,940)
Shares issued for debt late payment penalty	6,000,000	4,200	33,600	0	37,800
Shares issued for acquisition	5,000,000	3,500	26,500	0	30,000
Shares issued for services	51,000,000	35,700	234,000	0	269,700
Shares deemed not yet issued but accrued to be issued	(57,157,996)	(40,011)	(113,285)	0	(153,296)
Net loss	0	0	0	(835,204)	(835,204)

BALANCE, December 31, 2007	880,000,000	616,000	22,163,268	(25,203,208)	(2,420,440)
Net loss	0	0	0	(16,351)	(16,351)
BALANCE, December 31, 2008	880,000,000	616,000	22,163,268	(25,219,559)	(2,436,791)
Net loss	0	0	0	0	0
ENDING BALANCE, March 31, 2009 (unaudited)	880,000,000	$616,000	$22,163,268	$(25,219,559)	$(2,436,791)

The accompanying notes are an integral part of the financial statements.

World Health Energy Holdings, Inc.
Consolidated Statements of Cash Flows
Three Months Ended March 31,
(Unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$0	$(8,022)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	0	0
Depreciation	0	0
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	0	4,144
Increase (decrease) in accounts payable & acc’d expenses	0	(7,694)
Increase (decrease) in accrued expenses - stockholders	0	(2,934)

Net cash provided (used) by operating activities	0	(14,506)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	0	0

Net cash provided (used) by investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received in acquisition of subsidiary	0	0
Bank overdraft	0	14,395
Proceeds from third party loans payable	0	0
Proceeds from stockholder loan payable	0	0
Payments on stockholder loans	0	0
Proceeds from deposits to acquire stock	0	0

Net cash provided by financing activities	0	14,395

Net increase (decrease) in cash	0	(111)

CASH, beginning of period	0	111

CASH, end of period	$0	$0
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$0	$0

Non-Cash Financing Activities:
Common stock issued for reduction in accounts payable	$0	$0

The accompanying notes are an integral part of the financial statements.

World Health Energy Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with regard to the 3 months ended March 31, 2009 and 2008 is unaudited)

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

b) Loss per share:  Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company.  Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution.  There were no common stock equivalents for the periods ended March 31, 2009 and 2008.

c) Cash and Cash Equivalents  The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. There are no cash equivalents at March 31, 2009 and 2008.

World Health Energy Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with regard to the 3 months ended March 31, 2009 and 2008 is unaudited)

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

g) Inventories  Inventories are stated at the lower of cost or market on the first-in, first-out ("FIFO") basis. There was no inventory at March 31, 2009 and 2008.

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

k) Research and Development Costs  Research and development costs are expensed as incurred. Total research and development expenditures for the periods ended March 31, 2009 and 2008 amounted to $0 and $0, respectively.

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

(m)  Interim financial information The financial statements for the three months ended March 31, 2009 and 2008 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

World Health Energy Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with regard to the 3 months ended March 31, 2009 and 2008 is unaudited)

(4) Stockholders' Equity (Deficit)

The Company has the authority to issue 10,000,000 shares of preferred stock, par value $0.0007 per share, which may be divided into series and with the preferences, limitations and relative rights determined by the Board of Directors. At March 31, 2009, 5,000,000 preferred stock shares were issued and outstanding. The Company is authorized to issue 4,500,000,000 shares of common stock, par value $0.0007. At March 31, 2009, 880,000,000 shares were issued and outstanding.

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

Included in shares of common stock outstanding at March 31, 2009, are 88,750,000 shares authorized for issuance by the director of the Company which have not been issued by the Company's stock transfer agent, of which 4,842,004 were issued in 2007. In the first quarter 2007, the Company authorized the issuance of 4,000,000 shares of its common stock under an S-8 filing with the Securities and Exchange Commission at $0.0072 per share to the Company's attorney in consideration of accrued legal services, and the Company authorized the issuance of 17,000,000 shares of its common stock under an S-8 filing with the Securities and Exchange Commission at $0.0047 per share for services rendered. These shares remain unissued at March 31, 2009.

 (5) Income Taxes

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry- forwards for income tax purposes of approximately $25,203,200 expiring in various years from 2019 through 2028.  Deferred tax assets are reduced by a valuation allowance if, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management's valuation procedures consider projected utilization of deferred tax assets over the next several years,  and continually evaluate new circumstances surrounding the future realization of such assets. The difference between income taxes and the amount computed by applying the federal statutory tax rate to the loss before income taxes is due to an increase in the deferred tax asset valuation allowance. The valuation allowance at March 31, 2009 and 2008 is 100%.

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
(Information with regard to the 3 months ended March 31, 2009 and 2008 is unaudited)

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

The Director of the Company advanced to the Company cash and paid expenses on behalf of the Company. The Director has an employment agreement with the Company dated June 10, 1999, which provides for an annual base salary of $135,000, reimbursement of all direct expenses incurred while providing services to the Company and a five year option to purchase 750,000 shares of the Company's common stock at an exercise price of $0.01 per share. These options expired in June 2004. During 2006, the Company transferred shares of Amazon common stock held for investment in payment of $90,000. The balance due the Director at December 31, 2007 and 2006 was $738,839 and $738,839, respectively. The Director also entered into an employment agreement with Mazal. The agreement has a monthly base salary of $2,000. The agreement expired December 10, 2006. Salary expense amounted to $0 and $24,000 for the years ended December 31, 2007 and 2006, respectively. Accrued expenses - stockholders includes accrued salary of $9,000 at March 31, 2009.

An officer of the Company has an employment agreement with the Company dated June 10, 1999, which provides for an annual base salary of $75,000 and a five year option to purchase 750,000 shares of the Company's common stock at an exercise price of $0.02 per share. These options expired in June 2004. During 2006, the Company transferred shares of Mazal and Amazon common stock held for investment as payment in the amount of $157,650. The balance due the Officer at December 31, 2007 and 2006 was $29,346 and $29,346, respectively. This officer also entered into an employment agreement with Mazal. The agreement has an annual salary of $36,000 and expired January 2, 2007. Accrued expenses - stockholders includes accrued salary of $8,018 at March 31, 2009.

During 2003, a stockholder loaned the Company $620,000 for working capital. During 2004, this stockholder loaned the Company $8,000 and the Company issued 25,000,000 shares of common stock to the stockholder to reduce the debt by $500,000. The balance due the stockholder at March 31, 2009 is $128,000. There is no due date and the loan is to be repaid with the issuance of 26,000,000 shares of the Company's common stock.

A stockholder loaned the Company $5,000 for working capital. The balance due the stockholder at March 31, 2009 is $5,000. There is no due date and the loan is to be repaid with the issuance of 1,000,000 shares of the Company's common stock.

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
(Information with regard to the 3 months ended March 31, 2009 and 2008 is unaudited)

(6) Related Parties, continued

b) Loans Payable and Accrued Expenses - Stockholders, continued

sold, plus 10% of the Company's net profits from the sale of products manufactured with these Assets. In the event the Company enters into an agreement with a third party for the sale of products manufactured with these assets, the agreement must unconditionally provide for payment of not less than $20,000,000 either in lump sum or over a period of four years. Upon receipt of the sale proceeds by the Company, the Company shall issue to Dr. Bielory 5,000,000 shares for each $20,000,000 paid to the Company, not to exceed 25,000,000 shares. During the years ended December 31, 2007 and 2006 royalty expense amounted to $0 and $56, respectively. On March 15, 2000, the Company entered into a consulting agreement with Dr. Bielory whereby under the terms of the agreement, the Company is required to pay Dr. Bielory certain monthly amounts, some contingent on the Company achieving specified net profit levels. During 2004, the Company paid down $20,000 of the liability due to Dr. Bielory by issuing 2,000,000 shares of common stock. At March 31, 2009 and 2008 the balance due was $115,438.

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

(7) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of approximately $25,219,559 accumulated through March 31, 2009. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is presently seeking to raise permanent equity capital in the capital markets to eliminate negative working capital and provide working capital. Failure to raise equity capital or secure some other form of long-term debt arrangement will cause the Company to further increase its negative working capital deficit and could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.

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

World Health Energy Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with regard to the 3 months ended March 31, 2009 and 2008 is unaudited)

(9) Stock Options and Warrants

There are no stock options outstanding at March 31, 2009. There were 7,000,000 warrants outstanding at December 31, 2006, which expired during 2007.

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

Comparison of Operating Results for the Quarter Ended March 31, 2009 to the Quarter Ended March 31, 2008

Revenues
Revenues for the quarter ended March 31, 2009 were $0 as compared to $210 for the quarter ended March 31, 2008, which represents a decrease of $210.

Operating Expenses and Charges
Cost and expenses for the quarter ended March 31, 2009 were $0 as compared to $8,232 for the quarter ended March 31, 2008.  The decrease of $8,232, is principally a result of our slow down in expenditures, including salaries and consulting fees.

We incurred a net operating loss for the first quarter 2009 of $0 as compared to a net operating loss for the first quarter 2008 totaling $8,022.

Net Loss and Net Loss Per Share

Our net loss and net loss per share was $0 and $0.00 for the quarter ended March 31, 2009, as compared to $8,022 and $0.00 for the quarter ended March 31, 2008. This decrease was due primarily to reduced operations.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2009 we had current assets of $0 and total assets of $338,455. We had current liabilities of $1,050,100.

At March 31, 2009, we had a working capital deficiency of $1,050,100.

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

Item 4T. - Controls and Procedures

Our management, which includes our Chief Executive Officer who also serves as our principal  financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by this report. We believe that our disclosure controls and procedures are effective based upon the conduct of our evaluation for the period ended March 31, 2009.  We are continually in the process of improving our internal controls in an effort to discover and remediate any deficiencies prior to filing any report. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the end of the period covered by this report based on such evaluation.

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

Date: November 15, 2010

*   David Lieberman  has  signed  both on  behalf  of the  registrant  as a duly authorized officer and as the Registrant's principal accounting officer.