Form 10-K
period 2009-12-31
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2010-11-15
CIK 943535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Of the 1,810,000,000 shares of voting stock of the registrant issued and outstanding as of December 31, 2009, 787,382,000 shares were held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of its Common Stock as reported on the NQB Pink Sheets on April 30, 2010: $1,732,240

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

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

The Company, has increased its capitalization to 4,500,000,000 in the fourth quarter of 2009, but has not authorized any type of reverse split, and did issue the remaining 50,000,000 shares to finalize the acquisition.

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

Our Products:

We formerly marketed the following products:

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

Employees

As of December 31, 2009, we had a total of three employees, none of which were full time employees. Of these employees, one is involved in business development, one in sales and one in finance. We also employed 1 consultant as of December 31, 2009, who was involved in business development and financing activities. None of our employees are represented by a labor union and we have not entered into a collective bargaining agreement with any union. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

At December 31, 2009, we had a working capital deficiency of approximately $31,436.  We will require significant cash in order to implement any acquisitions. No assurances can be given that the Company will be able to obtain the necessary funding during this time to make any acquisitions.  The inability to raise additional funds will have a material adverse affect on the Company’s business, plan of operation and prospects.  Acquisitions may be made with cash or our securities or a combination of cash and securities. To the extent that we require cash, we may have to borrow the funds or sell equity securities. The issuance of equity, if available, would result in dilution to our stockholders.  We have no commitments from any financing source and we may not be able to raise any cash necessary to complete an acquisition. If we fail to make any acquisitions, our future growth may be limited.  If we make any acquisitions, they may disrupt or have a negative impact on our business.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our shareholders, through the solicitation of proxies or otherwise during the fourth quarter of our fiscal year ended December 31, 2009, covered by this report.

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

Year 2008	High	Low
First Quarter	$0.0012	$0.0006
Second Quarter	$0.0012	$0.0006
Third Quarter	$0.0009	$0.0004
Fourth Quarter	$0.0007	$0.0003

Year 2009	High	Low
First Quarter	$0.0003	$0.0002
Second Quarter	$0.0006	$0.0002
Third Quarter	$0.0006	$0.0003
Fourth Quarter	$0.0013	$0.0004

Transfer Agent

Our transfer agent is Continental Stock Transfer & Trust Company, 17 Battery Place New York, NY 10004 Their telephone number is (212) 509-4000.

(b)  Holders.  As of December 31, 2009, there were approximately four hundred forty (440) holders of record of our common stock, which excludes those shareholders holding stock in street name.

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

In November 2009, the Company issued 250,000,000 shares of its restricted common stock to an  employee for $89,300 in accrued salary, $160,700 in accrued salary with two affiliates at $0.001 per share. The Company has recorded the $160,700 as an asset due from the affiliates. In November 2009, the Company issued 220,000,000 shares of its restricted common stock to an officer of the Company for $765,250 in accrued salary, $81,263 in loan payable to said officer and $17,881 in accrued expenses reimbursable to said officer at $0.0039 per share. In November 2009, the Company issued 125,000,000 shares of its restricted common stock to an outsider in settlement of $425,000 of a lawsuit judgement and $115,438 in accrued expenses payable for $0.0043 per share. In November 2009, the Company issued 105,000,000 shares of its restricted common stock to an  employee for $146,000  in accrued salary and $158,670 in loans payable for $0.0029 per share. In November 2009, the Company issued 50,000,000 shares of its restricted common stock to an outsider to complete the acquisition of WHE, valued at $300,000 or $0.006 per share. These shares were approved to be issued in the first quarter of 2007, at the time of the acquisition. In November 2009, the Company issued 40,000,000 shares of its restricted common stock to an outsider for $83,510 in loans payable or $0.0021 per share. In November 2009, the Company issued 30,000,000 shares of its restricted common stock to an outsider for $30,000 in accrued expenses or $0.001 per share. In November 2009, the Company issued 30,000,000 shares of its restricted common stock to a second outsider for $30,000 in accrued expenses or $0.001 per share. In November 2009, the Company issued 25,000,000 shares of its restricted common stock to an outsider for $25,000 in accrued expenses or $0.001 per share. In November 2009, the Company issued 20,000,000 shares of its restricted common stock to an outsider for $20,000 in accrued expenses or $0.001 per share. In November 2009, the Company issued 20,000,000 shares of its restricted common stock to an outsider for $10,000 in accrued expenses or $0.0005 per share. In November 2009, the Company issued 15,000,000 shares of its restricted common stock to an outsider for $15,000 in accrued expenses or $0.001 per share.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2009 AND 2008

Revenues

Revenues for the year ended December 31, 2009 were $0 as compared to $757 for the year ended December 31, 2008, which represents a decrease of $757.

Operating Expenses and Charges

Cost and expenses for the year ended December 31, 2009 were $50,068 as compared to $17,077 for the year ended December 31, 2008. This increase was primarily due to lawsuit settlement expense and expenses related to cleaning up the balance sheet in order to move the Company forward into its new business model. Most of these costs and expenses represent stock based compensation representing fees and other expenses due consultants and affiliates. Selling, general and administrative expenses decreased from $16,577 to ($384,932) due to significant reduction in accrued liabilities.

We recorded net operating income for 2009 of $419,735 as compared to a net operating loss in 2008 totaling $16,351.

Net Income/Loss and Net Income/Loss Per Share

Our net income/loss and net income/loss per share was $419,735 and $0.00 for the year ended December 31, 2009, as compared to $16,351 and $0.00 for the year ended December 31, 2008.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2009 we had current assets of $0 and total assets of $487,273 as compared to current assets of $63 and total assets of $338,518 as of December 31, 2008. We had current liabilities of $31,436 as compared to $1,050,100.

At December 31, 2009, we had working capital deficiency of $31,436 as compared with a working capital deficiency of $1,050,037 at December 31, 2008.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have stockholders equity of $455,837 and a working capital deficiency of $31,436 at December 31, 2009 and net loss from operations of $50,068 and $16,351, respectively, for the years ended December 31, 2009 and 2008.  These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Item 8. Financial Statements and Supplementary Data

Our financial statements have been examined to the extent indicated in their reports by Hamilton, PC for the years ended December 31, 2009 and 2008, and have been prepared in accordance with generally accepted accounting principles and pursuant to  Regulation S-X as promulgated by the Securities and Exchange Commission and are included  herein, on Page F-1 hereof in response to Part F/S of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
World Health Energy Holdings, Inc.
West Palm Beach, FL

We have audited the accompanying consolidated balance sheet of World Health Energy Holdings, Inc., as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World Health Energy Holdings, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 7 to the consolidated financial statements, the Company has experienced net losses since inception.  The Company’s financial position and operating results raise substantial doubt about its ability to continue as a going concern.  Management’s plans with regard to these matters are also described in Note 7.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hamilton, PC
Hamilton, PC

Denver, CO
November 11, 2010

World Health Energy Holdings, Inc.
Consolidated Balance Sheet
December 31,

	2009	2008
ASSETS
CURRENT ASSETS
Cash	$0	$0
Prepaid expenses	0	63

Total current assets	0	63

PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	4,353	4,353
Less accumulated depreciation	(4,353)	(4,353)

Net property and equipment	0	0

OTHER ASSETS
Investments in affiliates	331,335	331,335
Due from affiliates	155,938	7,120
Other assets	0	0

	487,273	338,455

Total Assets	$487,273	$338,518

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank overdraft	$0	$32,258
Accounts payable	23,136	251,188
Accrued liabilities	8,300	255,771
Due to affiliates	0	11,883
Other current liabilities	0	488,000
Note payable	0	11,000

Total current liabilities	31,436	1,050,100

LONG-TERM LIABILITIES
Officer and stockholder loans payable	0	154,773
Third party loans payable	0	156,516
Accrued salaries and payroll taxes payable	0	1,413,920
Total long-term liabilities	0	1,725,209
Total Liabilities	31,436	2,775,309

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0007 par value, authorized 10,000,000 shares; 5,000,000 issued and outstanding	3,500	3,500
Common stock, $0.0007 par value, authorized 4,500,000,000 shares; 1, 810,000,000 and 880,000,000 issued and outstanding	1,267,000	616,000
Additional paid-in capital	23,985,326	22,163,268
Accumulated deficit	(24,799,989)	(25,219,559)

Total stockholders’ equity (deficit)	455,837	(2,436,791)

Total Liabilities and Stockholders’ Equity (Deficit)	$487,273	$338,518

The accompanying notes are an integral part of the financial statements

World Health Energy Holdings, Inc.
Consolidated Statements of Operations
For The Year Ended December 31,

	2009	2008

REVENUES	$0	$757

COST OF SALES	0	14

GROSS MARGIN	0	743

OPERATING EXPENSES:
Salaries and consulting fees - officers	0	500
General and administrative expenses	(384,932)	16,577
Lawsuit settlement expense	435,000	0

Total expenses	50,068	17,077

Other income (expense)
Gain on sale of investment	0	0
Interest expense	0	(17)

Income (loss) from operations	(50,068)	(16,351)
Gain on forgiveness of debt	469,803	0
Net income (loss)	$419,735	$(16,351)

Income (loss) per weighted average common share	$(0.00)	$(0.00)

Number of weighted average common shares outstanding	1,810,000,000	880,000,000

The accompanying notes are an integral part of the financial statements

World Health Energy Holdings, Inc.
Statements of Stockholders’ Equity (Deficit)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

BEGINNING BALANCE, January 1, 2006	798,157,996	$558,711	$14,681,548	$(22,792,391)	$(7,552,132)

Shares issued for services	52,000,000	36,400	196,400	0	232,800
Adjust to record transfer as stk based compensation	0	0	7,072,005	0	7,072,005
Shares issued for cash	25,000,000	17,500	32,500	0	50,000
Net loss	0	0	0	(1,575,613)	(1,575,613)

BALANCE, December 31, 2006	875,157,996	612,611	21,982,453	(24,368,004)	(1,772,940)
Shares issued for debt late payment penalty	6,000,000	4,200	33,600	0	37,800
Shares issued for acquisition	5,000,000	3,500	26,500	0	30,000
Shares issued for services	51,000,000	35,700	234,000	0	269,700
Shares deemed not yet issued but accrued to be issued	(57,157,996)	(40,011)	(113,285)	0	(153,296)
Net loss	0	0	0	(835,204)	(835,204)

BALANCE, December 31, 2007	880,000,000	616,000	22,163,268	(25,203,208)	(2,423,940)
Net loss	0	0	0	(16,351)	(16,351)
BALANCE, December 31, 2008	880,000,000	616,000	22,163,268	(25,219,559)	(2,440,291)

Shares issued to settle accrued expenses	85,000,000	59,500	25,500	0	85,000
Shares issued to complete acquisition	50,000,000	35,000	265,000	0	300,000
Shares issued to settle A/P and expenses	95,000,000	66,500	62,010	0	128,510
Shares issued to settle lawsuit and A/P	125,000,000	87,500	452,938	0	540,438
Shares issued to settle accd salary, loans & expenses	575,000,000	402,500	1,016,610	0	1,419,110
Net income	0	0	0	419,735	419,735
ENDING BALANCE, December 31, 2009	1,810,000,000	$1,267,000	$23,985,326	$(24,799,824)	$452,502

The accompanying notes are an integral part of the financial statements

World Health Energy Holdings, Inc.
Consolidated Statements of Cash Flows
For the Year Ended December 31,

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$419,735	$(16,351)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	21,950	0
Stock issued for lawsuit settlement	425,000	0
Gain on forgiveness of debt	(469,739)	0
Write-off accrued payroll taxes	(410,370)	0
Stock held for investment issued for services	0	0
Depreciation	0	0
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	0	0
(Increase) decrease in prepaid expenses	0	4,081
(Increase) decrease in due from affiliates	0	0
(Increase) decrease in accounts payable	0	(6,272)
Increase (decrease) in accrued expenses	0	(4,944)

Net cash used by operating activities	(13,424)	(23,486)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment	0	0

Net cash used by investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	0	23,486
Proceeds from issuance of common stock	0	0
Proceeds from third party loan	13,424	0
Deposit to acquire common stock	0	0
Cash paid in disposal of discontinued operations	0	0
Proceeds from stockholders’ loans	0	0

Net cash provided by financing activities	13,424	23,486

Net increase (decrease) in cash	0	0

CASH, beginning of period	0	0

CASH, end of period	$0	$0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$0	$0

Non-Cash Financing Activities:
Common stock issued for acquisition	$300,000	$20,826
Common stock issued to settle liabilities	$2,176,058	$0

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

The Company focused on the sale of plant based dietary health supplements. The Company owns the rights to a thirteen step manufacturing process which utilizes whole plants to manufacture all natural dietary supplements. The Company intends to use this process to manufacture products for distribution worldwide. APPI was incorporated in November 1994 and had devoted most of its efforts since inception to 1999 conducting research and development, acquiring agreements to the rights of the thirteen step process, and one major sinus product. The Company's products were available for sale to retail stores and its operations were located in Long Island,  New York and its corporate offices were located in New York City, and now are in West Palm Beach, Florida. In April 2008, the Company changed its name from Advanced Plant Pharmaceuticals, Inc. to World Health Energy Holdings, Inc., pursuant to the January 2007 reorganization.

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

b) Loss per share:  Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company.  Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution.  There were no common stock equivalents for the periods ended December 31, 2009 and 2008.

World Health Energy Holdings, Inc.
Notes to Consolidated Financial Statements

(3) Significant Accounting Policies (continued)

c) Cash and Cash Equivalents  The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. There are no cash equivalents at December 31, 2009 and 2008.

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

g) Inventories  Inventories are stated at the lower of cost or market on the first-in, first-out ("FIFO") basis. There was no inventory at December 31, 2009 and 2008.

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

k) Research and Development Costs  Research and development costs are expensed as incurred. Total research and development expenditures for the years ended December 31, 2009 and 2008 amounted to $0 and $0, respectively.

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

(4) Stockholders' Equity (Deficit)

The Company has the authority to issue 10,000,000 shares of preferred stock, par value $0.0007 per share, which may be divided into series and with the preferences, limitations and relative rights determined by the Board of Directors. At December 31, 2009 and 2008, 5,000,000 preferred stock shares were issued and outstanding. The Company is authorized to issue 4,500,000,000 shares of common stock, par value $0.0007. At December 31, 2009 and 2008 1,810,000,000and 880,000,000 shares, were issued and outstanding. In April 2008, the Company increased the authorized common stock from 880,000,000 to 4,500,000,000, par value of $0.0007.

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

In November 2009, the Company issued 250,000,000 shares of its restricted common stock to an  employee for $89,300 in accrued salary, $160,700 in accrued salary with two affiliates at $0.001 per share. The Company has recorded the $160,700 as an asset due from the affiliates. In November 2009, the Company issued 220,000,000 shares of its restricted common stock to an officer of the Company for $765,250 in accrued salary, $81,263 in loan payable to said officer and $17,881 in accrued expenses reimbursable to said officer at $0.0039 per share. In November 2009, the Company issued 125,000,000 shares of its restricted common stock to an outsider in settlement of $425,000 of a lawsuit judgement and $115,438 in accrued expenses payable for $0.0043 per share. In November 2009, the Company issued 105,000,000 shares of its restricted common stock to an  employee for $146,000  in accrued salary and $158,670 in loans payable for $0.0029 per share. In November 2009, the Company issued 50,000,000 shares of its restricted common stock to an outsider to complete the acquisition of WHE, valued at $300,000 or $0.006 per share. These shares were approved to be issued in the first quarter of 2007, at the time of the acquisition. In November 2009, the Company issued 40,000,000 shares of its restricted

World Health Energy Holdings, Inc.
Notes to Consolidated Financial Statements

(4) Stockholders' Equity (Deficit), (continued)

common stock to an outsider for $83,510 in loans payable or $0.0021 per share. In November 2009, the Company issued 30,000,000 shares of its restricted common stock to an outsider for $30,000 in accrued expenses or $0.001 per share. In November 2009, the Company issued 30,000,000 shares of its restricted common stock to a second outsider for $30,000 in accrued expenses or $0.001 per share. In November 2009, the Company issued 25,000,000 shares of its restricted common stock to an outsider for $25,000 in accrued expenses or $0.001 per share. In November 2009, the Company issued 20,000,000 shares of its restricted common stock to an outsider for $20,000 in accrued expenses or $0.001 per share. In November 2009, the Company issued 20,000,000 shares of its restricted common stock to an outsider for $10,000 in accrued expenses or $0.0005 per share. In November 2009, the Company issued 15,000,000 shares of its restricted common stock to an outsider for $15,000 in accrued expenses or $0.001 per share.

 (5) Income Taxes

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry- forwards for income tax purposes of approximately $25,219,559 expiring in various years from 2019 through 2028.  Deferred tax assets are reduced by a valuation allowance if, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management's valuation procedures consider projected utilization of deferred tax assets over the next several years,  and continually evaluate new circumstances surrounding the future realization of such assets. The difference between income taxes and the amount computed by applying the federal statutory tax rate to the loss before income taxes is due to an increase in the deferred tax asset valuation allowance. The valuation allowance at December 31, 2009 and 2008 is 100%.

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

Upon the resignation of C.J. Lieberman (the "related party consultant") as President in 1996, the Company retained him as a consultant. His current consultant's agreement dated June 10, 1999, provides for monthly consulting fees of $9,000, reimbursement of all direct expenses incurred while providing services to the Company, and a five year option to purchase 750,000 shares of the Company's common stock at an exercise price of $0.02 per share. These options expired in June 2004. No shares of common stock were issued to this consultant for services in 2007 or 2006. During 2006, the Company transferred shares of Mazal and Amazon Biotech, Inc. ("Amazon") common stock held for investment to the consultant in payment in the amount of $207,900. The balance due the related party consultant at December 31, 2007 and 2006 was $47,000 and $47,000, respectively. CJ Lieberman also entered into an employment agreement with Mazal. The agreement had a monthly base of $4,000 which was increased to $5,500 and has additional incentive clauses for payment in Mazal common stock and salary increases. The agreement expired December 10, 2006. Salary expense amounted to $0 for the years ended December 31, 2009 and 2008.

World Health Energy Holdings, Inc.
Notes to Consolidated Financial Statements
(6) Related Parties , (continued)

The Director of the Company advanced to the Company cash and paid expenses on behalf of the Company. The Director has an employment agreement with the Company dated June 10, 1999, which provides for an annual base salary of $135,000, reimbursement of all direct expenses incurred while providing services to the Company and a five year option to purchase 750,000 shares of the Company's common stock at an exercise price of $0.01 per share. These options expired in June 2004. During 2006, the Company transferred shares of Amazon common stock held for investment in payment of $90,000. The balance due the Director at December 31, 2007 and 2006 was $738,839 and $738,839, respectively. The Director also entered into an employment agreement with Mazal. The agreement has a monthly base salary of $2,000. The agreement expired December 10, 2006. Salary expense amounted to $0 for the years ended December 31, 2009 and 2008, respectively.

An officer of the Company has an employment agreement with the Company dated June 10, 1999, which provides for an annual base salary of $75,000 and a five year option to purchase 750,000 shares of the Company's common stock at an exercise price of $0.02 per share. These options expired in June 2004. During 2006, the Company transferred shares of Mazal and Amazon common stock held for investment as payment in the amount of $157,650. The balance due the Officer at December 31, 2009 and 2008 was $0 and $29,346, respectively. This officer also entered into an employment agreement with Mazal. The agreement has an annual salary of $36,000 and expired January 2, 2007.

During 2003, a stockholder loaned the Company $620,000 for working capital. During 2004, this stockholder loaned the Company $8,000 and the Company issued 25,000,000 shares of common stock to the stockholder to reduce the debt by $500,000. The balance due the stockholder at December 31, 2009 and 2008 was $0 and $128,000. There is no due date and the loan was repaid with the issuance of 44,113,303 shares of the Company's common stock.

A stockholder loaned the Company $5,000 for working capital. The balance due the stockholder at December 31, 2009 and 2008 was $0 and $5,000. There is no due date and the loan was repaid with the issuance of 1,723,176 shares of the Company's common stock.

On February 20, 2000, the Company entered into an asset purchase agreement with Dr. Leonard Bielory (former Chairman of the Board of Directors of APPI who resigned in 2003) whereby the Company acquired the exclusive rights and interest to allergy and sinus formulations he developed ("Assets"). The purchase price included options to purchase 18,000,000 shares of the Company's common stock at an aggregate exercise price of $180. The options were to be issued in two phases. The first phase was completed in 2000 and the options, for 12,000,000 shares of common stock, required to purchase the assets were issued in 2000. The fair value of the 12,000,000 shares, as determined by management, was $1,079,880 and is included in intangible assets. In addition, the Company agreed to pay Dr. Bielory a royalty payment of $0.01 per bottle plus, 1% of the Company's suggested retail price of each product sold, plus 10% of the Company's net profits from the sale of products manufactured with these Assets. In the event the Company enters into an agreement with a third party for the sale of products manufactured with these assets, the agreement must unconditionally provide for payment of not less than $20,000,000 either in lump sum or over a period of four years. Upon receipt of the sale proceeds by the Company, the Company shall issue to Dr. Bielory 5,000,000 shares for each $20,000,000 paid to the Company, not to exceed 25,000,000 shares. During the years ended December 31, 2007 and 2006 royalty expense amounted to $0 and $56, respectively. On March 15, 2000, the Company entered into a consulting agreement with Dr. Bielory whereby under the terms of the agreement, the Company is required to pay Dr. Bielory certain monthly amounts, some contingent on the Company achieving specified net profit levels. During 2004, the Company paid down $20,000 of the liability due to Dr. Bielory by issuing 2,000,000 shares of common stock. At December 31, 2009 and 2008 the balance due was $ 0 and $115,438, which was settled by the issuance of 26,700,084 shares of the Company’s common stock.

World Health Energy Holdings, Inc.
Notes to Consolidated Financial Statements

(7) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of approximately $24,799,989 accumulated through December 31, 2009. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is presently seeking to raise permanent equity capital in the capital markets to eliminate negative working capital and provide working capital. Failure to raise equity capital or secure some other form of long-term debt arrangement will cause the Company to further increase its negative working capital deficit and could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.

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

(9) Stock Options and Warrants

There are no stock options outstanding at December 31, 2009 and 2008. There were 7,000,000 warrants outstanding at December 31, 2006, which expired during 2007.

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

Item 9.  Changes  In and  Disagreements  with  Accountants  on  Accounting  and Financial Disclosure.

None

Item 9A. Controls And Procedures.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the  effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2009.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria established in  Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission  ("COSO"). Based on our assessment, we believe that, as of December 31, 2009, our internal  control over financial reporting is effective based on those criteria.
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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers And Corporate Governance

(a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name	Age	Position(s) with Company

David Lieberman	45	President, CEO, Director

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

Item 11. Executive Compensation

The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2009 through 2005 to the Company’s President and highest paid executive officers. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than compensation identified in the chart below, were paid to these executive officers during these fiscal years.

SUMMARY COMPENSATION TABLE
Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)(9)	Securities Underlying Option/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

David Lieberman	2009 2008 2007 2006 2005	$0 * $0 * $135,000 * $135,000 * $135,000 *	$0.00 $0.00 $0.00 $0.00 $0.00	$0.00 $0.00 $0.00 $0.00 $0.00	$0.00 $0.00 $0.00 $0.00 $0.00	0 0 0 0 0	$0.00 $0.00 $0.00 $0.00 $0.00	$0.00 $0.00 $0.00 $0.00 $0.00

* - accrued, settled by the issuance of common stock in November 2009.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2009, information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

		Common Stock
		Beneficially Owned
	Title of
Name and Address	Class	Number	Percent (1)

David Lieberman	Common	262,000,000	14.48%
CJ Lieberman	Common	130,000,000	7.18%

Total	Common	392,000,000	21.66%

________________________

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2009.  As of December 31, 2009, there were 1,810,000,000 shares of our common stock issued and outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of December 31, 2009, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by security holders; and (ii) all compensation plans not previously approved by security Holders:
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

Item 14. Principal Accounting Fees and Services.

	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees

2009	$0	none	none	none

2008	$0	none	none	none

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

The Board discussed and reviewed with the independent  auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2009 with management and the  independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of  those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2009, for filing with the Securities and Exchange Commission.

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
______________

*       Filed herewith

(b) Reports on Form 8-K

During the last quarter of the fiscal year ended December 31, 2009, we did not file any reports on Form 8-K.

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