Form 10-Q
period 2010-03-31
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2010-11-15
CIK 943535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q
(Mark one)
[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

World Health Energy Holdings, Inc.
Consolidated Balance Sheet

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$0	$0
Prepaid expenses	0	0

Total current assets	0	0

PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	4,353	4,353
Less: accumulated depreciation	(4,353)	(4,353)
Net property and equipment	0	0

OTHER ASSETS
Investment in affiliates	331,335	331,335
Due from affiliates	155,938	155,938

Total other assets	487,273	487,273

Total Assets	$487,273	$487,273

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$23,136	$23,136
Accrued liabilities	8,300	8,300
Stockholder loans payable	2,199	0
Due to affiliates	7,500	0
Other current liabilities	0	0
Note payable and accrued interest	0	0

Total current liabilities	41,135	31,436
LONG-TERM LIABILITIES
Officer and stockholder loans payable	0	0
Third party loans payable	0	0
Accrued salaries and payroll taxes payable	0	0
Total long-term liabilities	0	0

Total Liabilities	41,135	31,436

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0007 par value, 10,000,000 shares authorized, 5,000,000 issued and outstanding	3,500	3,500
Common stock, $0.0007 par value, authorized 4,500,000,000 shares; 1,810,000,000 issued and outstanding	1,267,000	1,267,000
Additional paid-in capital	23,985,326	23,985,326
Deficit accumulated during the development stage	(24,809,688)	(24,799,989)

Total stockholders’ equity	446,138	455,837

Total Liabilities and Stockholders’ Equity	$487,273	$487,273

The accompanying notes are an integral part of the financial statements.

World Health Energy Holdings, Inc.
Consolidated Statements of Operations
Three Months Ended March 31,
(unaudited)

	2010	2009

REVENUES	$0	$0

COST OF GOODS SOLD	0	0
GROSS MARGIN	0	0

OPERATING EXPENSES
Selling, general and administrative	9,699	0
Salaries and consulting fees - stockholders	0	0
Depreciation	0	0

Net operating loss	9,699	0

Interest expense	0	0

Net loss	$(9,699)	$0

Basic net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	1,810,000,000	880,000,000

The accompanying notes are an integral part of the financial statements.

World Health Energy Holdings, Inc.
 Consolidated Statement of Stockholders’ Equity (Deficit)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

BEGINNING BALANCE, January 1, 2006	798,157,996	$558,711	$14,681,548	$(22,792,391)	$(7,552,132)

Shares issued for services	52,000,000	36,400	196,400	0	232,800
Adjust to record transfer as stk based compensation	0	0	7,072,005	0	7,072,005
Shares issued for cash	25,000,000	17,500	32,500	0	50,000
Net loss	0	0	0	(1,575,613)	(1,575,613)

BALANCE, December 31, 2006	875,157,996	612,611	21,982,453	(24,368,004)	(1,772,940)
Shares issued for debt late payment penalty	6,000,000	4,200	33,600	0	37,800
Shares issued for acquisition	5,000,000	3,500	26,500	0	30,000
Shares issued for services	51,000,000	35,700	234,000	0	269,700
Shares deemed not yet issued but accrued to be issued	(57,157,996)	(40,011)	(113,285)	0	(153,296)
Net loss	0	0	0	(835,204)	(835,204)

BALANCE, December 31, 2007	880,000,000	616,000	22,163,268	(25,203,208)	(2,420,440)
Net loss	0	0	0	(16,351)	(16,351)

BALANCE, December 31, 2008	880,000,000	616,000	22,163,268	(25,219,559)	(2,436,791)
Shares issued to settle accrued expenses	85,000,000	59,500	25,500	0	85,000
Shares issued to complete acquisition	50,000,000	35,000	265,000	0	300,000
Shares issued to settle A/P and expenses	95,000,000	66,500	62,010	0	128,510
Shares issued to settle lawsuit and A/P	125,000,000	87,500	452,938	0	540,438
Shares issued to settle accd salary, loans & expenses	575,000,000	402,500	1,016,610	0	1,415,610
Net income	0	0	0	419,570	419,570

ENDING BALANCE, December 31, 2009	1,810,000,000	1,267,000	23,985,326	(24,799,989)	452,337
Net loss	0	0	0	(9,699)	(9,699)

ENDING BALANCE, March 31, 2010 (unaudited)	1,810,000,000	$1,267,000	$23,985,326	$(24,809,688)	$442,638

The accompanying notes are an integral part of the financial statements.

World Health Energy Holdings, Inc.
Consolidated Statements of Cash Flows
Three Months Ended March 31,
(Unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,699)	$0
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	0	0
Depreciation	0	0
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	0	0
Increase (decrease) in accounts payable & acc’d expenses	0	0
Increase (decrease) in accrued expenses - stockholders	0	0

Net cash provided (used) by operating activities	(9,699)	0

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	0	0

Net cash provided (used) by investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received in acquisition of subsidiary	0	0
Proceeds from affiliates payable	7,500	0
Proceeds from third party loans payable	2,199	0
Proceeds from stockholder loan payable	0	0
Payments on stockholder loans	0	0
Proceeds from deposits to acquire stock	0	0

Net cash provided by financing activities	9,699	0

Net increase (decrease) in cash	0	0

CASH, beginning of period	0	0

CASH, end of period	$0	$0
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$0	$0

Non-Cash Financing Activities:
Common stock issued for reduction in accounts payable	$0	$0

The accompanying notes are an integral part of the financial statements.

World Health Energy Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with regard to the three months ended March 31, 2010 and 2009 is unaudited)

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

b) Loss per share:  Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company.  Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution.  There were no common stock equivalents for the periods ended March 31, 2010 and 2009.

c) Cash and Cash Equivalents  The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. There are no cash equivalents at March 31, 2010 and 2009.

World Health Energy Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with regard to the three months ended March 31, 2010 and 2009 is unaudited)

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

g) Inventories  Inventories are stated at the lower of cost or market on the first-in, first-out ("FIFO") basis. There was no inventory at March 31, 2010 and 2009.

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

k) Research and Development Costs  Research and development costs are expensed as incurred. Total research and development expenditures for the period ended March 31, 2010 and 2009 amounted to $0 and $0, respectively.

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

(m)  Interim financial information The financial statements for the three months ended March 31, 2010 and 2009 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

World Health Energy Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with regard to the three months ended March 31, 2010 and 2009 is unaudited)

(4) Stockholders' Equity (Deficit)

The Company has the authority to issue 10,000,000 shares of preferred stock, par value $0.0007 per share, which may be divided into series and with the preferences, limitations and relative rights determined by the Board of Directors. At March 31, 2010, 5,000,000 preferred stock shares were issued and outstanding. The Company is authorized to issue 4,500,000,000 shares of common stock, par value $0.0007. At March 31, 2010, 1,810,000,000 shares were issued and outstanding.

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

In November 2009, the Company issued 250,000,000 shares of its restricted common stock to an  employee for $89,300 in accrued salary, $160,700 in accrued salary with two affiliates at $0.001 per share. The Company has recorded the $160,700 as an asset due from the affiliates. In November 2009, the Company issued 220,000,000 shares of its restricted common stock to an officer of the Company for $765,250 in accrued salary, $81,263 in loan payable to said officer and $17,881 in accrued expenses reimbursable to said officer at $0.0039 per share. In November 2009, the Company issued 125,000,000 shares of its restricted common stock to an outsider in settlement of $425,000 of a lawsuit judgement and $115,438 in accrued expenses payable for $0.0043 per share. In November 2009, the Company issued 105,000,000 shares of its restricted common stock to an  employee for $146,000  in accrued salary and $158,670 in loans payable for $0.0029 per share. In November 2009, the Company issued 50,000,000 shares of its restricted common stock to an outsider to complete the acquisition ofWHE, valued at $300,000 or $0.006 per share. These shares were approved to be issued in the first quarter of 2007, at the time of the acquisition. In November 2009, the Company issued 40,000,000 shares of its restricted common stock to an outsider for $83,510 in loans payable or $0.0021 per share. In November 2009, the Company issued 30,000,000 shares of its restricted common stock to an outsider for $30,000 in accrued expenses or $0.001 per share. In November 2009, the Company issued 30,000,000 shares of its restricted common stock to a second outsider for $30,000 in accrued expenses or $0.001 per share. In November 2009, the Company issued 25,000,000 shares of its restricted common stock to an outsider for $25,000 in accrued expenses or $0.001 per share. In November 2009, the Company issued 20,000,000 shares of its restricted common stock to an outsider for $20,000 in accrued expenses or $0.001 per share. In November 2009, the Company issued 20,000,000 shares of its restricted common stock to an outsider for $10,000 in accrued expenses or $0.0005 per share. In November 2009, the Company issued 15,000,000 shares of its restricted common stock to an outsider for $15,000 in accrued expenses or $0.001 per share.

 (5) Income Taxes

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry- forwards for income tax purposes of approximately $24,809,688 expiring in various years from 2019 through 2030.  Deferred tax assets are reduced by a valuation allowance if, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management's valuation procedures consider projected utilization of deferred tax assets over the next several years,  and continually evaluate new circumstances surrounding the future realization of such assets. The difference between income taxes and the amount computed by applying the federal statutory tax rate to the loss before income taxes is due to an increase in the deferred tax asset valuation allowance. The valuation allowance at March 31, 2010 and 2009 is 100%.

World Health Energy Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with regard to the three months ended March 31, 2010 and 2009 is unaudited)

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

The Director of the Company advanced to the Company cash and paid expenses on behalf of the Company. The Director has an employment agreement with the Company dated June 10, 1999, which provides for an annual base salary of $135,000, reimbursement of all direct expenses incurred while providing services to the Company and a five year option to purchase 750,000 shares of the Company's common stock at an exercise price of $0.01 per share. These options expired in June 2004. During 2006, the Company transferred shares of Amazon common stock held for investment in payment of $90,000. The balance due the Director at December 31, 2007 and 2006 was $738,839 and $738,839, respectively. The Director also entered into an employment agreement with Mazal. The agreement has a monthly base salary of $2,000. The agreement expired December 10, 2006. Salary expense amounted to $0 for the years ended December 31, 2010 and 2009, respectively.

An officer of the Company has an employment agreement with the Company dated June 10, 1999, which provides for an annual base salary of $75,000 and a five year option to purchase 750,000 shares of the Company's common stock at an exercise price of $0.02 per share. These options expired in June 2004. During 2006, the Company transferred shares of Mazal and Amazon common stock held for investment as payment in the amount of $157,650. The balance due the Officer at March 31, 2010 and 2009 was $0 and $29,346, respectively.
During 2003, a stockholder loaned the Company $620,000 for working capital. During 2004, this stockholder loaned the Company $8,000 and the Company issued 25,000,000 shares of common stock to the stockholder to reduce the debt by $500,000. The balance due the stockholder at March 31, 2010 and 2009 was $0 and $128,000. There is no due date and the loan repaid with the issuance of 44,113,303 shares of the Company's common stock.

A stockholder loaned the Company $5,000 for working capital. The balance due the stockholder at March 31, 2010 and 2009 was $0 and $5,000. There is no due date and the loan was repaid with the issuance of 1,723,176 shares of the Company's common stock.

World Health Energy Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with regard to the three months ended March 31, 2010 and 2009 is unaudited)

(6) Related Parties, continued

On February 20, 2000, the Company entered into an asset purchase agreement with Dr. Leonard Bielory (former Chairman of the Board of Directors of APPI who resigned in 2003) whereby the Company acquired the exclusive rights and interest to allergy and sinus formulations he developed ("Assets"). The purchase price included options to purchase 18,000,000 shares of the Company's common stock at an aggregate exercise price of $180. The options were to be issued in two phases. The first phase was completed in 2000 and the options, for 12,000,000 shares of common stock, required to purchase the assets were issued in 2000. The fair value of the 12,000,000 shares, as determined by management, was $1,079,880 and is included in intangible assets. In addition, the Company agreed to pay Dr. Bielory a royalty payment of $0.01 per bottle plus, 1% of the Company's suggested retail price of each product sold, plus 10% of the Company's net profits from the sale of products manufactured with these Assets. In the event the Company enters into an agreement with a third party for the sale of products manufactured with these assets, the agreement must unconditionally provide for payment of not less than $20,000,000 either in lump sum or over a period of four years. Upon receipt of the sale proceeds by the Company, the Company shall issue to Dr. Bielory 5,000,000 shares for each $20,000,000 paid to the Company, not to exceed 25,000,000 shares. During the years ended December 31, 2007 and 2006 royalty expense amounted to $0 and $56, respectively. On March 15, 2000, the Company entered into a consulting agreement with Dr. Bielory whereby under the terms of the agreement, the Company is required to pay Dr. Bielory certain monthly amounts, some contingent on the Company achieving specified net profit levels. During 2004, the Company paid down $20,000 of the liability due to Dr. Bielory by issuing 2,000,000 shares of common stock. At March 31, 2010 and 2009 the balance due was $0 and $115,438, respectively, which was settled by the issuance of 26,700,084 shares of the Company’s common stock.

(7) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of approximately $24,809,688 accumulated through March 31, 2010. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is presently seeking to raise permanent equity capital in the capital markets to eliminate negative working capital and provide working capital. Failure to raise equity capital or secure some other form of long-term debt arrangement will cause the Company to further increase its negative working capital deficit and could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.

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

World Health Energy Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with regard to the three months ended March 31, 2010 and 2009 is unaudited)

(9) Stock Options and Warrants

There are no stock options outstanding at March 31, 2010. There were 7,000,000 warrants outstanding at December 31, 2006, which expired during 2007.

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

Comparison of Operating Results for the Quarter Ended March 31, 2010 to the Quarter Ended March 31, 2009

Revenues
Revenues for the quarter ended March 31, 2010 were $0 as compared to $0 for the quarter ended March 31, 2009, which represents no change.

Operating Expenses and Charges
Cost and expenses for the quarter ended March 31, 2010 were $9,699 as compared to $0 for the quarter ended March 31, 2009.  The increase of $9,699, is principally a result of expenses for bringing the Company current in our SEC filings.

We incurred a net operating loss for the first quarter 2010 of $9,699 as compared to a net operating loss for the first quarter 2009 totaling $0.

Net Loss and Net Loss Per Share

Our net loss and net loss per share was $9,699 and $0.00 for the quarter ended March 31, 2010, as compared to $0 and $0.00 for the quarter ended March 31, 2009. This increase was due to the expenses for bringing the Company current in our SEC filings..

Financial Condition, Liquidity and Capital Resources

As of March 31, 2010 we had current assets of $0 and total assets of $487,273. We had current liabilities of $41,135.

At March 31, 2010, we had a working capital deficiency of $41,135.

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

Item 4T. - Controls and Procedures

Our management, which includes our Chief Executive Officer who also serves as our principal  financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by this report. We believe that our disclosure controls and procedures are effective based upon the conduct of our evaluation for the period ended March 31, 2010.  We are continually in the process of improving our internal controls in an effort to discover and remediate any deficiencies prior to filing any report. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the end of the period covered by this report based on such evaluation.

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