Form 10-K
period 2010-12-31
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2011-04-01
CIK 943535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the AcYes [  ]   No [X]

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

Of the 4,257,994,016 shares of voting stock of the registrant issued and outstanding as of December 31, 2010, 787,382,000 shares were held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of its Common Stock as reported on the NQB Pink Sheets on March 11, 2011: $2,204,670

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

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

The Company, increased its capitalization to 4,5000,000,000 in the fourth quarter of 2009, but has not authorized any type of reverse split, and did issue the remaining 50,000,000 shares to finalize the acquisition.

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

WHE believes that it will require a minimum of $700,000 to commence commercial operations. Significant additional sums will be required to implement the WHE business plan. There is currently no existing commitment for any type of funding, nor can there be any assurance that funding will be available at any time in the future. Without adequate funding, it is unlikely that WHE will be able to commence commercial operations.

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

Employees

As of December 31, 2010, we had a total of three employees, none of which were full time employees. Of these employees, one is involved in business development, one in sales and one in finance. We also employed 1 consultant as of December 31, 2010, who was involved in business development and financing activities. None of our employees are represented by a labor union and we have not entered into a collective bargaining agreement with any union. We have not experienced any work stoppages and consider our relations with our employees to be good.
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

At December 31, 2010, we had a working capital deficiency of approximately $146,851.  We will require significant cash in order to implement any acquisitions. No assurances can be given that the Company will be able to obtain the necessary funding during this time to make any acquisitions.  The inability to raise additional funds will have a material adverse affect on the Company’s business, plan of operation and prospects.  Acquisitions may be made with cash or our securities or a combination of cash and securities. To the extent that we require cash, we may have to borrow the funds or sell equity securities. The issuance of equity, if available, would result in dilution to our stockholders.  We have no commitments from any financing source and we may not be able to raise any cash necessary to complete an acquisition. If we fail to make any acquisitions, our future growth may be limited.  If we make any acquisitions, they may disrupt or have a negative impact on our business.

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

Although the Company’s common stock is listed for trading on the OTCQX, the trading market in the common stock has substantially less liquidity than the average trading market for companies quoted on other national stock exchanges. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Due to limited trading volume, the market price of the Company’s common stock may fluctuate significantly in the future, and these fluctuations may be unrelated to the Company’s performance. General market price declines or overall market volatility in the future could adversely affect the price of the Company’s common stock, and the current market price may not be indicative of future market prices.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our shareholders, through the solicitation of proxies or otherwise during the fourth quarter of our fiscal year ended December 31, 2010, covered by this report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a)  Market Information.  Our common stock, par  value $0.0007 per share (the "Common Stock") was trading on the OTC QB market under the symbol "WHEN". Prior thereto, our stock was traded on the Pink Sheets under the symbol “APPI”. Our common stock is traded sporadically and no established liquid trading market currently exists therefore.

The following table represents the range of the high and low price for our Common  Stock  on  the  OTC  Bulletin Board for each fiscal quarter ending December 31, 2010. These Quotations represent prices between dealers, may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

Year 2010	High	Low
First Quarter	$0.005	$0.0012
Second Quarter	$0.003	$0.0012
Third Quarter	$0.002	$0.0013
Fourth Quarter	$0.006	$0.0013

Year 2009	High	Low
First Quarter	$0.0003	$0.0002
Second Quarter	$0.0006	$0.0002
Third Quarter	$0.0006	$0.0003
Fourth Quarter	$0.0013	$0.0004

Transfer Agent
Our transfer agent is Continental Stock Transfer & Trust Company, 17 Battery Place New York, NY 10004 Their telephone number is (212) 509-4000.

(b)  Holders.  As of December 31, 2010, there were approximately four hundred forty (440) holders of record of our common stock, which excludes those shareholders holding stock in street name.

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

In 2010, the Company entered into an agreement to acquire 100% of the issued and outstanding common stock of GNE-India from GNE-Cyprus. This agreement calls for the Company to issue 18,000,000,000 shares of the Company’s common stock. In the fall of 2010 the Company issued 2,447,994,016 of these shares with the remaining 15,552,005,984 shares to be issued once the Company increases its authorized from 4,500,000,000 to some amount above 21,000,000,000.

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

RESULTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2010 AND 2009

Revenues
Revenues for the year ended December 31, 2010 were $0 as compared to $0 for the year ended December 31, 2009.

Operating Expenses and Charges
Cost and expenses for the year ended December 31, 2010 were $115,415 as compared to $50,068 for the year ended December 31, 2009. This increase was primarily due to expenses related to proceeding forward on our new planned operations.

We recorded net operating loss for 2010 of $115,415 as compared to $50,068 for 2009.

Net Income/Loss and Net Income/Loss Per Share
Our net income/loss and net income/loss per share was $115,415 loss and $0.00 for the year ended December 31, 2010, as compared to $419,735 income and $0.00 for the year ended December 31, 2009.

Financial Condition, Liquidity and Capital Resources
As of December 31, 2010 we had current assets of $0 and total assets of $487,273 as compared to current assets of $0 and total assets of $487,273 as of December 31, 2009. We had current liabilities of $146,851 as compared to $31,436.

At December 31, 2010, we had working capital deficiency of $146,851 as compared with a working capital deficiency of $31,436 at December 31, 2009.

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

Going Concern
The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have stockholders equity of $340,422 and a working capital deficiency of $146,8516 at December 31, 2010 and net loss from operations of $115,415 and $50,068, respectively, for the years ended December 31, 2010 and 2009.  These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Start-Up Costs
Costs of start-up activities, including organization costs, are expensed as incurred, in accordance with Statement of Position (SOP) 98-5.

Net loss per share
Basic loss per weighted average common share excludes dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 123).

Fair value of financial instruments
The carrying values of cash and accrued liabilities approximate their fair values due to the short maturity of these instruments.

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

Hamilton PC

2121 S. Oneida St., Suite 312
Denver, CO  80224
P: (303) 548-8072
F: (888) 466-4216
ed@hamiltonpccpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
World Health Energy Holdings, Inc.
West Palm Beach, FL

We have audited the accompanying consolidated balance sheet of World Health Energy Holdings, Inc., as of December 31, 2010 and 2009, and the related statement of operations, stockholders’ equity (deficit) and cash flow for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of World Health Energy Holdings, Inc. as of December 31, 2010 and 2009, and the result of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that World Health Energy Holdings, Inc. will continue as a going concern. As discussed in Note 7 to the financial statements, World Health Energy Holdings, Inc. suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hamilton, PC
Hamilton, PC

Denver, Colorado
March 30, 2011

World Health Energy Holdings, Inc.
Consolidated Balance Sheet
December 31,
ASSETS	2010	2009
CURRENT ASSETS
Cash	$0	$0
Prepaid expenses	0	0

Total current assets	0	0

PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	4,353	4,353
Less accumulated depreciation	(4,353)	(4,353)

Net property and equipment	0	0

OTHER ASSETS
Investments in affiliates	331,335	331,335
Due from affiliates	155,938	155,938
Goodwill	47,830,000	0

	48,317,273	487,273

Total Assets	$48,317,273	$487,273

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank overdraft	$0	$0
Accounts payable	42,901	23,136
Accrued liabilities	8,300	8,300
Due to affiliates	62,027	0
Stockholder loans payable	1,623	0
Note payable	0	0

Total current liabilities	114,851	31,436

LONG-TERM LIABILITIES
Third party loans payable	0	0
Accrued salaries and payroll taxes payable	0	0
Total long-term liabilities	0	0
Total Liabilities	114,851	31,436

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0007 par value, authorized 10,000,000 shares; 5,000,000 issued and outstanding	3,500	3,500
Common stock, $0.0007 par value, authorized 4,500,000,000 shares; 4,257,994,016 and 1,810,000,000 issued and outstanding	2,980,596	1,267,000
Common shares remaining to be issued for acquisition	41,352,783
Additional paid-in capital	28,780,947	23,985,326
Accumulated deficit	(24,915,404)	(24,799,989)

Total stockholders’ equity (deficit)	48,202,422	455,837

Total Liabilities and Stockholders’ Equity (Deficit)	$48,317,273	$487,273

The accompanying notes are an integral part of the financial statements

World Health Energy Holdings, Inc.
Consolidated Statements of Operations
For The Year Ended December 31,

	2010	2009

REVENUES	$0	$0

COST OF SALES	0	0

GROSS MARGIN	0	0

OPERATING EXPENSES:
General and administrative expenses	76,215	(384,932)
Professional fees	39,200	0
Lawsuit settlement expense	0	435,000

Total expenses	115,415	50,068

Other income (expense)
Gain on sale of investment	0	0
Interest expense	0	0

Income (loss) from operations	(115,415)	(50,068)

Gain on forgiveness of debt	0	469,803

Net income (loss)	$(115,415)	$419,735

Income (loss) per weighted average common share	$(0.00)	$(0.00)

Number of weighted average common shares outstanding	2,427,028,629	1,810,000,000

The accompanying notes are an integral part of the financial statements

World Health Energy Holdings, Inc.
Statements of Stockholders’ Equity (Deficit)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

BEGINNING BALANCE, January 1, 2006	798,157,996	$558,711	$14,681,548	$(22,792,391)	$(7,552,132)

Shares issued for services	52,000,000	36,400	196,400	0	232,800
Adjust to record transfer as stk based compensation	0	0	7,072,005	0	7,072,005
Shares issued for cash	25,000,000	17,500	32,500	0	50,000
Net loss	0	0	0	(1,575,613)	(1,575,613)

BALANCE, December 31, 2006	875,157,996	612,611	21,982,453	(24,368,004)	(1,772,940)
Shares issued for debt late payment penalty	6,000,000	4,200	33,600	0	37,800
Shares issued for acquisition	5,000,000	3,500	26,500	0	30,000
Shares issued for services	51,000,000	35,700	234,000	0	269,700
Shares deemed not yet issued but accrued to be issued	(57,157,996)	(40,011)	(113,285)	0	(153,296)
Net loss	0	0	0	(835,204)	(835,204)

BALANCE, December 31, 2007	880,000,000	616,000	22,163,268	(25,203,208)	(2,420,440)
Net loss	0	0	0	(16,351)	(16,351)

BALANCE, December 31, 2008	880,000,000	616,000	22,163,268	(25,219,559)	(2,436,791)
Shares issued to settle accrued expenses	85,000,000	59,500	25,500	0	85,000
Shares issued to complete acquisition	50,000,000	35,000	265,000	0	300,000
Shares issued to settle A/P and expenses	95,000,000	66,500	62,010	0	128,510
Shares issued to settle lawsuit and A/P	125,000,000	87,500	452,938	0	540,438
Shares issued to settle accd salary, loans & expenses	575,000,000	402,500	1,016,610	0	1,415,610
Net income	0	0	0	419,570	419,570

BALANCE, December 31, 2009	1,810,000,000	1,267,000	23,985,326	(24,799,989)	452,337
Shares issued for acquisition	2,447,994,016	1,716,596	4,795,620	0	6,512,216
Net loss	0	0	0	(115,415)	(115,415)
ENDING BALANCE, December 31, 2010	4,257,994,016	$2,983,596	$28,780,946	$(24,915,404)	$6,849,138

The accompanying notes are an integral part of the financial statements

World Health Energy Holdings, Inc.
Consolidated Statements of Cash Flows
For the Year Ended December 31,

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(115,415)	$419,735
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	0	21,950
Stock issued for lawsuit settlement	0	425,000
Gain on forgiveness of debt	0	(469,739)
Write-off accrued payroll taxes	0	(410,370)
Stock held for investment issued for services	0	0
Depreciation	0	0
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	0	0
(Increase) decrease in prepaid expenses	0	0
Increase (decrease) in due to affiliates	32,000	0
Increase (decrease) in accounts payable	19,765	0
Increase (decrease) in accrued expenses	0	0

Net cash used by operating activities	(63,650)	(13,424)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment	0	0

Net cash used by investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	0	0
Proceeds from issuance of common stock	0	0
Proceeds from third party loan	0	13,424
Proceeds from loan from affiliate	62,027	0
Cash paid in disposal of discontinued operations	0	0
Proceeds from stockholders’ loans	1,623	0

Net cash provided by financing activities	63,650	13,424

Net increase (decrease) in cash	0	0

CASH, beginning of period	0	0

CASH, end of period	$0	$0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid in cash	$0	$0

Non-Cash Financing Activities:
Common stock issued for acquisition	$6,509,216	$300,000
Common stock issued to settle liabilities	$0	$2,176,058

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

b) Loss per share:  Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company.  Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution.  There were no common stock equivalents for the periods ended December 31, 2010 and 2009.

World Health Energy Holdings, Inc.
Notes to Consolidated Financial Statements

(3) Significant Accounting Policies (continued)

c) Cash and Cash Equivalents  The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. There are no cash equivalents at December 31, 2010 and 2009.

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

g) Inventories  Inventories are stated at the lower of cost or market on the first-in, first-out ("FIFO") basis. There was no inventory at December 31, 2010 and 2009.

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

k) Research and Development Costs  Research and development costs are expensed as incurred. Total research and development expenditures for the years ended December 31, 2010 and 2009 amounted to $0 and $0, respectively.

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

In 2010, the Company entered into an agreement to acquire 100% of the issued and outstanding common stock of GNE-India from GNE-Cyprus. This agreement calls for the Company to issue 18,000,000,000 shares of the Company’s common stock. In the fall of 2010 the Company issued 2,447,994,016 of these shares with the remaining 15,552,005,984 shares to be issued once the Company increases its authorized from 4,500,000,000 to some amount above 21,000,000,000. The Company valued this transaction bay the shares to be issued priced at the average price per share of the shares issued in November 2009, $0.002659, as no other transactions in the Company’s common stock occurred between these dates. This valued the transaction at $41,862,000,000. The Company has recorded goodwill in the amount of $47,830,000 as a result of this transaction.

 (5) Income Taxes

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry- forwards for income tax purposes of approximately $24,915,404 expiring in various years from 2019 through 2030.  Deferred tax assets are reduced by a valuation allowance if, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management's valuation procedures consider projected utilization of deferred tax assets over the next several years,  and continually evaluate new circumstances surrounding the future realization of such assets. The difference between income taxes and the amount computed by applying the federal statutory tax rate to the loss before income taxes is due to an increase in the deferred tax asset valuation allowance. The valuation allowance at December 31, 2010 and 2009 is 100%.

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
Upon the resignation of C.J. Lieberman (the "related party consultant") as President in 1996, the Company retained him as a consultant. His current consultant's agreement dated June 10, 1999, provides for monthly consulting fees of $9,000, reimbursement of all direct

World Health Energy Holdings, Inc.
Notes to Consolidated Financial Statements

(6) Related Parties , (continued)

expenses incurred while providing services to the Company, and a five year option to purchase 750,000 shares of the Company's common stock at an exercise price of $0.02 per share. These options expired in June 2004. No shares of common stock were issued to this consultant for services in 2007 or 2006. During 2006, the Company transferred shares of Mazal and Amazon Biotech, Inc. ("Amazon") common stock held for investment to the consultant in payment in the amount of $207,900. The balance due the related party consultant at December 31, 2007 and 2006 was $47,000 and $47,000, respectively. CJ Lieberman also entered into an employment agreement with Mazal. The agreement had a monthly base of $4,000 which was increased to $5,500 and has additional incentive clauses for payment in Mazal common stock and salary increases. The agreement expired December 10, 2006. Salary expense amounted to $10,000 and $0 for the years ended December 31, 2010 and 2009.

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

During 2003, a stockholder loaned the Company $620,000 for working capital. During 2004, this stockholder loaned the Company $8,000 and the Company issued 25,000,000 shares of common stock to the stockholder to reduce the debt by $500,000. The balance due the stockholder at December 31, 2010 and 2009 was $0. There was no due date and the loan was repaid with the issuance of 44,113,303 shares of the Company's common stock.

A stockholder loaned the Company $5,000 for working capital. The balance due the stockholder at December 31, 2010 and 2009 was $0 and $5,000. There was no due date and the loan was repaid with the issuance of 1,723,176 shares of the Company's common stock.

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

At December 31, 2010 and 2009 the balance due was $0, and was settled by the issuance of 26,700,084 shares of the Company’s common stock.

In 2010 a stockholder loaned the Company $3,622, of which $2,000 has been repaid. There is no due date nor an interest rate specified. In 2010 another stockholder loaned the Company $62,027, of which $0 has been repaid. There is no due date nor an interest rate specified.

(7) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of approximately $24,915,404 accumulated through December 31, 2010. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is presently seeking to raise permanent equity capital in the capital markets to eliminate negative working capital and provide working capital. Failure to raise equity capital or secure some other form of long-term debt arrangement will cause the Company to further increase its negative working capital deficit and could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.

(8) Office Space

The Company maintained its corporate office in New York pursuant to an operating lease which expired March 31, 2008 and called for monthly lease payments of $2,445 from April 2007 through March 2008, plus 35% of the floors electricity cost and $100 per month May to September for air conditioning. In 2010, the Company relocated its corporate office to West Palm Beach, FL, and sub-leases space on an informal month to month lease at the rate of $100 per month.

World Health Energy Holdings, Inc.
Notes to Consolidated Financial Statements

(9) Stock Options and Warrants

There are no stock options outstanding at December 31, 2010 and 2009. There were 7,000,000 warrants outstanding at December 31, 2006, which expired during 2007.

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

Item 9.  Changes  In and  Disagreements  with  Accountants  on  Accounting  and Financial Disclosure.

None

Item 9A. Controls And Procedures.

Management’s Report on Internal Control Over Financial Reporting

(a)   Evaluation of Disclosure Controls and Procedures
Management of the Company with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) pursuant to Rule 13a-15 under the Exchange Act.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management, including the Chief Executive Officer, Chief Financial Officer and the Company’s Board of Directors, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

(b) Management’s Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

It should be noted that the Company’s management, including the Chief Executive Officer and Chief Financial Officer, do not expect that the Company’s internal controls will necessarily prevent all errors or fraud. A control system, no matter how well conceived or operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met, Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  The Company’s internal controls over financial reporting was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules if the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c) Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers AND CORPORATE GOVERNANCE

(a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name	Age	Position(s) with Company

David Lieberman	46	President, CEO, Director

Jeremy Weblowsky	37	CFO

Business Experience

David Lieberman has served as President and Chief Executive Officer of the Company since July 1, 1996, and as a member of its Board of Directors since June 1996. Since 1991, he has worked in the offices of the Chief Rabbi of Bnai Brak, Israel. He also serves as a consultant for Osem Industries, Inc., an international food conglomerate located in Israel.

Mr. Jeremy Werblowsky earned his BA in Economics and MBA in Finance from Bar-Ilan University in Israel. With more than ten years experience in business and the financial sector, Mr. Werblowsky brings valuable expertise and business contacts to APPI. Before joining APPI, he was a business consultant for Ernst & Young. He moved on to serve as director of new business development for IDT Telecom and then served as a Global Director of Finance for Green Point Technologies Services.

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

Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying. Option/ SAR’s	LTIP Payouts	All Other Compensation

D. Liberman	2010 2009 2008 2007 2006 2005	$10,000 $-0- $-0- $135,000* $135,000* $135,000*

J Werblowsky	2010	$7,500

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

Stock Option and Stock Appreciation Rights.
We do not currently have a Stock Option or Stock Appreciation Rights Plan. No stock options or stock appreciation rights were awarded during the fiscal year ended December 31, 2010, or the period ending on the date of this Report.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2010, information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

	Common Stock
	Beneficially Owned
	Title of
Name and Address	Class	Number	Percent (1)

David Lieberman	Common	262,000,000	14.48%

CJ Lieberman	Common	130,000,000	7.18%

Total	Common	392,000,000	21.66%

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2010.  As of December 31, 2010, there were 1,810,000,000 shares of our common stock issued and outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of December 31, 2010, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by security holders; and (ii) all compensation plans not previously approved by security Holders:

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

Item 14. Principal Accounting Fees and Services.

	Audit Fees	Audit- Related Fees	Tax Fees	All Other Fees

2010	$17,000	none	non	none

2009	$0	none	none	none

2008	$0	none	none	none

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

The Board discussed and reviewed with the independent  auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2010 with management and the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of  those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2010, for filing with the Securities and Exchange Commission

PART IV

Item 15. Exhibits and Reports on Form 8-K.

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No. 31.1	Description Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*       Filed herewith

(b) Reports on Form 8-K
During the last quarter of the fiscal year ended December 31, 2010, we filed the following report on Form 8-K. :
November 24, 2010, the addition of an officer.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Date: March 31, 2011	World Health Energy Holdings, Inc. (Registrant)

By:	/s/ David Lieberman
David Lieberman, President, CEO, Director

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Lieberman	President, CEO, Director	March 31, 2011
David Lieberman

/s/ Jeremy Werblowsky	CFO	March 31, 2011
Jeremy Werblowsky