Form 10-K/A
period 2010-12-31
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2011-04-11
CIK 943535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
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

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

    This amendment is being filied because the extension filing was accepted after the annual report was.  We are filing this amendment to ensure the timeliness of the annual report for the year ended December 31, 2010.  There are no differences to this report other than the explanatory note and form type.

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

Risk Factors

You should consider each of the following risk factors and any other information set forth in this Form 10-K/A and the other Company’s reports filed with the Securities and Exchange Commission (“SEC”), including the Company’s financial statements and related notes, in evaluating the Company’s business and prospects. The risks and uncertainties described below are not the only ones that impact on the Company’s operations and business. Additional risks and uncertainties not presently known to the Company, or that the Company currently considers immaterial, may also impair its business or operations. If any of the following risks actually occur, the Company’s business and financial condition, results or prospects could be harmed.

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

This report on Form 10-K/A contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to our dependence upon certain key personnel, our ability to manage our growth, our success in implementing the business strategy, our success in arranging financing where required, and the risk of economic and market factors affecting us or our customers. Many of such risk factors are beyond the control of the Company and its management.

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

Item 8. Financial Statements and Supplementary Data

Our financial statements have been examined to the extent indicated in their reports by Hamilton, PC for the years ended December 31, 2009 and 2008, and have been prepared in accordance with generally accepted accounting principles and pursuant to  Regulation S-X as promulgated by the Securities and Exchange Commission and are included  herein, on Page F-1 hereof in response to Part F/S of this Form 10-K/A.

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

Date: April 11, 2011	World Health Energy Holdings, Inc. (Registrant)

By:	/s/ David Lieberman
David Lieberman, President, CEO, Director

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Lieberman	President, CEO, Director	April 11, 2011
David Lieberman

/s/ Jeremy Werblowsky	CFO	April 11, 2011
Jeremy Werblowsky