Form 10-Q
period 2011-03-31
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2011-05-16
CIK 943535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q
(Mark one)
[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

_______________________________________________
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

As of May 1, 2011,  there were approximately 4,357,994,016  shares of the Issuer's common stock, par value $0.0007 per share outstanding.

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

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

World Health Energy Holdings, Inc.
Consolidated Balance Sheet

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$0	$0
Prepaid expenses	0	0

Total current assets	0	0

PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	4,353	4,353
Less: accumulated depreciation	(4,353)	(4,353)
Net property and equipment	0	0

OTHER ASSETS
Investment in affiliates	331,335	331,335
Due from affiliates	155,938	155,938
Goodwill	47,830,000	47,830,000

Total other assets	48,317,273	48,317,273

Total Assets	$48,317,273	$48,317,273

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$56,901	$42,901
Accrued liabilities	8,300	8,300
Stockholder loans payable	1,623	1,623
Due to affiliates	36,255	62,027
Other current liabilities	0	0
Note payable and accrued interest	0	0

Total current liabilities	103,079	114,851
LONG-TERM LIABILITIES
Officer and stockholder loans payable	0	0
Third party loans payable	0	0
Accrued salaries and payroll taxes payable	0	0
Total long-term liabilities	0	0

Total Liabilities	103,079	114,851

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0007 par value, 10,000,000 shares authorized, 5,000,000 issued and outstanding	3,500	3,500
Common stock, $0.0007 par value, authorized 4,500,000,000 shares; 4,357,994,016 and 4,257,994,016 issued and outstanding	3,050,596	2,980,596
Additional paid-in capital	28,750,947	28,780,947
Common shares remaining to be issued for acquisition	41,352,783	41,352,783
Deficit accumulated during the development stage	(24,943,632)	(24,915,404)

Total stockholders’ equity	48,214,194	48,202,422

Total Liabilities and Stockholders’ Equity	$48,317,273	$48,317,273

The accompanying notes are an integral part of the financial statements.

World Health Energy Holdings, Inc.
Consolidated Statements of Operations
Three Months Ended March 31,
(unaudited)

	2010	2009

REVENUES	$0	$0

COST OF GOODS SOLD	0	0
GROSS MARGIN	0	0

OPERATING EXPENSES
Selling, general and administrative	16,228	9,699
Professional fees	12,000	0
Depreciation	0	0

Net operating loss	28,228	9,699

Interest expense	0	0

Net loss	$(28,228)	$(9,699)

Basic net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	4,261,327,349	1,800,000,000

The accompanying notes are an integral part of the financial statements.

World Health Energy Holdings, Inc.
 Consolidated Statement of Stockholders’ Equity (Deficit)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

BEGINNING BALANCE, January 1, 2006	798,157,996	$555,711	$14,681,548	$(22,792,391)	$(7,555,132)

Shares issued for services	52,000,000	36,400	196,400	0	232,800
Adjust to record transfer as stk based compensation	0	0	7,072,005	0	7,072,005
Shares issued for cash	25,000,000	17,500	32,500	0	50,000
Net loss	0	0	0	(1,575,613)	(1,575,613)

BALANCE, December 31, 2006	875,157,996	609,611	21,982,453	(24,368,004)	(1,775,940)
Shares issued for debt late payment penalty	6,000,000	4,200	33,600	0	37,800
Shares issued for acquisition	5,000,000	3,500	26,500	0	30,000
Shares issued for services	51,000,000	35,700	234,000	0	269,700
Shares deemed not yet issued but accrued to be issued	(57,157,996)	(40,011)	(113,285)	0	(153,296)
Net loss	0	0	0	(835,204)	(835,204)

BALANCE, December 31, 2007	880,000,000	613,000	22,163,268	(25,203,208)	(2,423,440)
Net loss	0	0	0	(16,351)	(16,351)

BALANCE, December 31, 2008	880,000,000	613,000	22,163,268	(25,219,559)	(2,436,791)
Shares issued to settle accrued expenses	85,000,000	59,500	25,500	0	85,000
Shares issued to complete acquisition	50,000,000	35,000	265,000	0	300,000
Shares issued to settle A/P and expenses	95,000,000	66,500	62,010	0	128,510
Shares issued to settle lawsuit and A/P	125,000,000	87,500	452,938	0	540,438
Shares issued to settle accd salary, loans & expenses	575,000,000	402,500	1,016,610	0	1,415,610
Net income	0	0	0	419,570	419,570

BALANCE, December 31, 2009	1,810,000,000	1,264,000	23,985,326	(24,799,989)	452,337
Shares issued for acquisition	2,447,994,016	1,716,596	4,795,620	0	6,512,216
Net loss	0	0	0	(115,415)	(115,415)

BALANCE, December 31, 2010	4,257,994,016	2,980,596	28,780,946	(24,915,404)	6,849,138
Shares issued to settle A/P and expenses	100,000,000	70,000	(30,000)	0	40,000
Net loss	0	0	0	(28,228)	(28,228)

ENDING BALANCE, March 31, 2011 (unaudited)	4,357,994,016	$3,050,596	$28,750,946	$(24,943,632)	$6,860,910

The accompanying notes are an integral part of the financial statements.

World Health Energy Holdings, Inc.
Consolidated Statements of Cash Flows
Three Months Ended March 31,
(Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,228)	$(9,699)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	0	0
Depreciation	0	0
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	0	0
Increase (decrease) in accounts payable & acc’d expenses	14,000	0
Increase (decrease) in accrued expenses - stockholders	0	0

Net cash provided (used) by operating activities	(14,228)	(9,699)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	0	0

Net cash provided (used) by investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received in acquisition of subsidiary	0	0
Proceeds from affiliates payable	14,228	7,500
Proceeds from third party loans payable	0	2,199
Proceeds from stockholder loan payable	0	0
Payments on stockholder loans	0	0
Proceeds from deposits to acquire stock	0	0

Net cash provided by financing activities	14,228	9,699

Net increase (decrease) in cash	0	0

CASH, beginning of period	0	0

CASH, end of period	$0	$0
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$0	$0

Non-Cash Financing Activities:
Common stock issued for reduction in payable to affiliates	$40,000	$0

The accompanying notes are an integral part of the financial statements.

World Health Energy Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with regard to the three months ended March 31, 2011 and 2010 is unaudited)

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

b) Loss per share:  Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company.  Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution.  There were no common stock equivalents for the periods ended March 31, 2011 and 2010.

c) Cash and Cash Equivalents  The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. There are no cash equivalents at March 31, 2011 and 2010.

World Health Energy Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with regard to the three months ended March 31, 2011 and 2010 is unaudited)

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

g) Inventories  Inventories are stated at the lower of cost or market on the first-in, first-out ("FIFO") basis. There was no inventory at March 31, 2011 and 2010.

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

k) Research and Development Costs  Research and development costs are expensed as incurred. Total research and development expenditures for the period ended March 31, 2011 and 2010 amounted to $0 and $0, respectively.

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

(m)  Interim financial information The financial statements for the three months ended March 31, 2011 and 2010 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

World Health Energy Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with regard to the three months ended March 31, 2011 and 2010 is unaudited)

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

In 2010, the Company entered into an agreement to acquire 100% of the issued and outstanding common stock of GNE-India from GNE-Cyprus. This agreement calls for the Company to issue 18,000,000,000 shares of the Company’s common stock. In the fall of 2010 the Company issued 2,447,994,016 of these shares with the remaining 15,552,005,984 shares to be issued once the Company increases its authorized from 4,500,000,000 to some amount above 21,000,000,000. The Company valued this transaction bay the shares to be issued priced at the average price per share of the shares issued in November 2009, $0.002659, as no other transactions in the Company’s common stock occurred between these dates. This valued the transaction at $47,862,000,000. The Company has recorded goodwill in the amount of $47,830,000 as a result of this transaction.

In the first quarter of 2011, the Company issued 100,000,000 shares of the Company’s common stock in exchange for the reduction of debt due to affiliates in the amount of $40,000, or $0.0004 per share.

World Health Energy Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with regard to the three months ended March 31, 2011 and 2010 is unaudited)

(5) Income Taxes

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry- forwards for income tax purposes of approximately $24,943,632 expiring in various years from 2019 through 2031.  Deferred tax assets are reduced by a valuation allowance if, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management's valuation procedures consider projected utilization of deferred tax assets over the next several years,  and continually evaluate new circumstances surrounding the future realization of such assets. The difference between income taxes and the amount computed by applying the federal statutory tax rate to the loss before income taxes is due to an increase in the deferred tax asset valuation allowance. The valuation allowance at March 31, 2011 and 2010 is 100%.

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

World Health Energy Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with regard to the three months ended March 31, 2011 and 2010 is unaudited)

(6) Related Parties, continued

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

(7) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of approximately $24,943,632 accumulated through March 31, 2011. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is presently seeking to raise permanent equity capital in the capital markets to eliminate negative working capital and provide working capital. Failure to raise equity capital or secure some other form of long-term debt arrangement will cause the Company to further increase its negative working capital deficit and could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.

World Health Energy Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with regard to the three months ended March 31, 2011 and 2010 is unaudited)

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

(9) Stock Options and Warrants

There are no stock options outstanding at March 31, 2011. There were 7,000,000 warrants outstanding at December 31, 2006, which expired during 2007.

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

Comparison of Operating Results for the Quarter Ended March 31, 2011 to the Quarter Ended March 31, 2010

Revenues
Revenues for the quarter ended March 31, 2011 were $0 as compared to $0 for the quarter ended March 31, 2010, which represents no change.

Operating Expenses and Charges
Cost and expenses for the quarter ended March 31, 2011 were $28,228 as compared to $9,699 for the quarter ended March 31, 2010.  The increase of $18,529, is principally a result of expenses for bringing the Company current in our SEC filings and resumption of payment and accrual of officer salaries.

We incurred a net operating loss for the first quarter 2011 of $28,228 as compared to a net operating loss for the first quarter 2010 totaling $9,699.

Net Loss and Net Loss Per Share

Our net loss and net loss per share was $28,228 and $0.00 for the quarter ended March 31, 2011, as compared to $9,699 and $0.00 for the quarter ended March 31, 2010. The increase of $18,529, is principally a result of expenses for bringing the Company current in our SEC filings and resumption of payment and accrual of officer salaries.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2011 we had current assets of $0 and total assets of $48,317,273. We had current liabilities of $103,179.

At March 31, 2011, we had a working capital deficiency of $103,179.

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

Item 4T - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's President, Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

None

SIGNATURE

Pursuant  to the  requirements  of  Section  13 or 15(d) of the  Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

World Health Energy Holdings, Inc.

By:	/s/ Dovid Lieberman
Dovid Lieberman
Chief Executive Officer,
Chief Financial Officer*

Date: May 16, 2011