Form 10-Q
period 2011-06-30
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2011-08-22
CIK 943535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark one)
☑ Quarterly  Report Under Section 13 or 15(d) of The Securities  Exchange Act of 1934

For the quarterly period ended June 30, 2011

☐ Transition Report Under Section 13 or 15(d) of The Securities  Exchange Act of 1934

For the transition period from ______________ to _____________

Commission file number 000-26703

WORLD HEALTH ENERGY HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	000-29462	59-276023
(State or other jurisdiction of incorporation)	(Commission file number)	(IRS Employer Identification No.)

777 S Flagler Dr., Suite 800 West Palm Beach FL33411
(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code: (212) 444 1019

Advanced Plant Pharmaceuticals, Inc.
(Former name or former address, if changes since last report)

Indicate by check mark whether the issuer (1) has filed all reports  required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No☐

Indicate by check mark whether the registrant is an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of August 5, 2011, there were approximately 4,257,994,016 shares of the Issuer's common stock, par value $0.0007 per share outstanding.

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

INDEX

PART I. - FINANCIAL INFORMATION

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

World Health Energy Holdings, Inc.
Consolidated Balance Sheet

	June 30, 2011	December 31, 2010
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$272	$0
Prepaid expenses	0	0
Total current assets	272	0

PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	4,353	4,353
Less: accumulated depreciation	(4,353)	(4,353)
Net property and equipment	0	0

OTHER ASSETS
Investment in affiliates	331,335	331,335
Due from affiliates	155,938	155,938
Goodwill	47,830,000	47,830,000
Total other assets	48,317,273	48,317,273
Total Assets	$48,317,545	$48,317,273

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$64,693	$42,901
Accrued liabilities	8,300	8,300
Due to affiliates	97,835	62,027
Stockholder loans payable	1,923	1,623
Note payable and accrued interest	0	0
Total current liabilities	172,751	114,851
LONG-TERM LIABILITIES
Officer and stockholder loans payable	0	0
Third party loans payable	0	0
Accrued salaries and payroll taxes payable	0	0
Total long-term liabilities	0	0
Total Liabilities	172,751	114,851

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0007 par value, 10,000,000 shares authorized, 5,000,000 issued and outstanding	3,500	3,500
Common stock, $0.0007 par value, authorized 4,500,000,000 shares; 4,257,994,016 issued and outstanding	2,980,596	2,980,596
Common shares remaining to be issued for acquisition	41,352,783	41,352,783
Additional paid-in capital	28,780,947	28,780,947
Deficit accumulated during the development stage	(24,973,032)	(24,915,404)
Total stockholders’ equity	48,144,794	48,202,422
Total Liabilities and Stockholders’ Equity	$48,317,545	$48,317,273

The accompanying are an integral part of the financial statements

World Health Energy Holdings, Inc.
Consolidated Statements of Operations
Three and Six Months Ended June 30,
(unaudited)

	Three months		Six months
	2011	2010	2011	2010

REVENUES	$0	$0	$0	$0

COST OF GOODS SOLD	0	0	0	0
GROSS MARGIN	0	0	0	0

OPERATING EXPENSES
Selling, general and administrative	22,901	0	39,128	9,699
Professional fees	6,500	0	18,500	0
Net operating loss	29,401	0	57,628	9,699

Interest expense	0	0	0	0

Net loss	$(29,401)	$0	$(57,628)	$(9,699)

Basic net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	4,257,994,016	1,810,000,000	4,257,994,016	1,810,000,000

The accompanying are an integral part of the financial statements

World Health Energy Holdings, Inc.
 Consolidated Statement of Stockholders’ Equity (Deficit)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

BEGINNING BALANCE, January 1, 2006	798,157,996	$555,711	$14,681,548	$(22,792,391)	$(7,555,132)

Shares issued for services	52,000,000	36,400	196,400	0	232,800
Adjust to record transfer as stk based compensation	0	0	7,072,005	0	7,072,005
Shares issued for cash	25,000,000	17,500	32,500	0	50,000
Net loss	0	0	0	(1,575,613)	(1,575,613)

BALANCE, December 31, 2006	875,157,996	609,611	21,982,453	(24,368,004)	(1,775,940)
Shares issued for debt late payment penalty	6,000,000	4,200	33,600	0	37,800
Shares issued for acquisition	5,000,000	3,500	26,500	0	30,000
Shares issued for services	51,000,000	35,700	234,000	0	269,700
Shares deemed not yet issued but accrued to be issued	(57,157,996)	(40,011)	(113,285)	0	(153,296)
Net loss	0	0	0	(835,204)	(835,204)

BALANCE, December 31, 2007	880,000,000	613,000	22,163,268	(25,203,208)	(2,423,440)
Net loss	0	0	0	(16,351)	(16,351)
BALANCE, December 31, 2008	880,000,000	613,000	22,163,268	(25,219,559)	(2,436,791)
Shares issued to settle accrued expenses	85,000,000	59,500	25,500	0	85,000
Shares issued to complete acquisition	50,000,000	35,000	265,000	0	300,000
Shares issued to settle A/P and expenses	95,000,000	66,500	62,010	0	128,510
Shares issued to settle lawsuit and A/P	125,000,000	87,500	452,938	0	540,438
Shares issued to settle accd salary, loans & expenses	575,000,000	402,500	1,016,610	0	1,415,610
Net income	0	0	0	419,570	419,570
BALANCE, December 31, 2009	1,810,000,000	1,264,000	23,985,326	(24,799,989)	452,337
Shares issued for acquisition	2,447,994,016	1,716,596	4,795,620	0	6,512,216
Net loss	0	0	0	(115,415)	(115,415)
BALANCE, December 31, 2010	4,257,994,016	2,980,596	28,780,946	(24,915,404)	6,849,138
Net loss	0	0	0	(57,628)	(57,628)
ENDING BALANCE, June 30, 2011 (unaudited)	4,257,994,016	$2,980,596	$28,780,946	$(24,973,032)	$6,791,510

The accompanying are an integral part of the financial statements

World Health Energy Holdings, Inc.
Consolidated Statements of Cash Flows
Six Months Ended June 30,
(Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(57,628)	$(9,699)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	0	0
Depreciation	0	0
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	0	0
Increase (decrease) in accounts payable & acc’d expenses	21,792	0
Increase (decrease) in accrued expenses - stockholders	0	0

Net cash provided (used) by operating activities	(35,836)	(9,699)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	0	0

Net cash provided (used) by investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received in acquisition of subsidiary	0	0
Proceeds from affiliates payable	35,808	7,500
Proceeds from third party loans payable	0	0
Proceeds from stockholder loan payable	300	2,199
Payments on stockholder loans	0	0
Proceeds from deposits to acquire stock	0	0

Net cash provided by financing activities	36,108	9,699
Net increase (decrease) in cash	272
CASH, beginning of period	0	0
CASH, end of period	$272	$0
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$0	$0

Non-Cash Financing Activities:
Common stock issued for reduction in accounts payable	$0	$0

The accompanying are an integral part of the financial statements

The accompanying notes are an integral part of the financial statements
World Health Energy Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with regard to the six months ended June 30, 2011 and 2010 is unaudited)

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

The Company’s corporate offices were located in New York City, and now are in West Palm Beach, Florida. In April 2008, the Company changed its name from Advanced Plant Pharmaceuticals, Inc. To World Health Energy, Inc., pursuant to the January 2007 reorganization.

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

b) Loss per share:  Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company.  Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution.  There were no common stock equivalents for the periods ended June 30, 2011 and 2010.

c) Cash and Cash Equivalents  The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. There are no cash equivalents at June 30, 2011 and 2010.

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

(3) Significant Accounting Policies, continued

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

g) Office Equipment and Depreciation  Office equipment is stated at cost and is depreciated using the straight line method over the estimated useful lives of the respective assets which is three years. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. When office equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations.

h) Stock-Based Compensation  SFAS No. 123, "Accounting for Stock-Based Compensation" prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires employee compensation expense to be recorded (1) using the fair value method or (2) using the intrinsic value method as prescribed by accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been if the Company adopted the fair value method. The Company accounts for employee stock based compensation in accordance with the provisions of APB 25. For non-employee options and warrants, the company uses the fair value method as prescribed in SFAS 123.

i) Revenue Recognition  The Company recognizes revenue when the product is manufactured and shipped.

j) Research and Development Costs  Research and development costs are expensed as incurred. Total research and development expenditures for the periods ended June 30, 2010 and 2009 amounted to $0 and $0, respectively.

k) Impairment of Long-Lived Assets  The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeded the fair value of the assets.

l)  Interim financial information The financial statements for the six months ended June 30, 2011 and 2010 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

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

In the second quarter 2006, the Company issued 19,000,000 shares of its common stock to a vendor for prepaid services at $0.0016

World Health Energy Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) Stockholders' Equity (Deficit), continued

per share. The aggregate remuneration of $30,400 has been treated as prepaid consulting expenses.

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

 (5) Income Taxes

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry- forwards for income tax purposes of approximately $24,809,700 expiring in various years from 2019 through 2029.  Deferred tax assets are reduced by a valuation allowance if, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management's valuation procedures consider projected utilization of deferred tax assets over the next several years,  and continually evaluate new circumstances surrounding the future realization of such assets. The difference between income taxes and the amount

World Health Energy Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Income Taxes, continued

computed by applying the federal statutory tax rate to the loss before income taxes is due to an increase in the deferred tax asset valuation allowance. The valuation allowance at June 30, 2011 and 2010 is 100%.

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

The Director of the Company advanced to the Company cash and paid expenses on behalf of the Company. The Director has an employment agreement with the Company dated June 10, 1999, which provides for an annual base salary of $135,000, reimbursement of all direct expenses incurred while providing services to the Company and a five year option to purchase 750,000 shares of the Company's common stock at an exercise price of $0.01 per share. These options expired in June 2004. During 2006, the Company transferred shares of Amazon common stock held for investment in payment of $90,000. The balance due the Director at December 31, 2007 and 2006 was $738,839 and $738,839, respectively. The Director also entered into an employment agreement with Mazal. The agreement has a monthly base salary of $2,000. The agreement expired December 10, 2006. Accrued expenses - stockholders includes accrued salary of $0 at June 30, 2011 and 2010, respectively.

An officer of the Company has an employment agreement with the Company dated June 10, 1999, which provides for an annual base salary of $75,000 and a five year option to purchase 750,000 shares of the Company's common stock at an exercise price of $0.02 per share. These options expired in June 2004. During 2006, the Company transferred shares of Mazal and Amazon common stock held for investment as payment in the amount of $157,650. The balance due the Officer at December 31, 2007 and 2006 was $29,346 and $29,346, respectively. This officer also entered into an employment agreement with Mazal. The agreement has an annual salary of $36,000 and expired January 2, 2007. Accrued expenses - stockholders includes accrued salary of $0 at June 30, 2011 and 2010, respectively.

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

(7) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of approximately $24,973,032 accumulated through June 30, 2011. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is presently seeking to raise permanent equity capital in the capital markets to eliminate negative working capital and provide working capital. Failure to raise equity capital or secure some other form of long-term debt arrangement will cause the Company to further increase its negative working capital deficit and could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.

(8) Office Space

The Company maintained its corporate office in New York pursuant to an operating lease which expired March 31, 2008 and called for monthly lease payments of $2,445 from April 2007 through March 2008, plus 35% of the floors electricity cost and $100 per month May to September for air conditioning. In 2010, the Company relocated its corporate office to West Palm Beach, FL, and sub-leases space on an informal month to month lease at a rate of $100 per month.

(9) Stock Options and Warrants

There are no stock options outstanding at June 30, 2009. There were 7,000,000 warrants outstanding at December 31, 2006, which expired during 2007.

World Health Energy Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Management has not been satisfied with the results of its operations in the field of our current endeavors. Due to limited capital resources, it has not been able to properly promote or advertise its products. Moreover, even with increased brand awareness, competition in the field remains intense. As a result the Company is pursuing other business opportunities and has acquired all of the issued and outstanding shares of common stock of World Health. Assuming the Company can raise sufficient finances, the Company will focus its attention on the operations on World Health. In the interim, it will continue with its current operations. The Company is negotiating with an underwriter to raise substantial funds for the Company’s planned operations.

During 2011, the Company entered into an LOI for a joint venture to install a 250 acre commercial algae biodiesel farm in India; formed GNE-Croatia, a wholly owned subsidiary, which is negotiating for potential joint ventures for commercial algae biodiesel farms in Croatia and entered into two LOIs for two joint ventures to install a 250 acre commercial algae farms, also in India, to produce fish feed and algial oil

Comparison of Operating Results for the Three Months Ended June 30, 2011 to the Three Months Ended June 30, 2010

Revenues

Revenues for the quarter ended June 30, 2011 were $0 as compared to $0 for the quarter ended June 30, 2010.

Operating Expenses and Charges

Cost and expenses for the quarter ended June 30, 2011 were $29,401 as compared to $0 for the quarter ended June 30, 2010.  The increase of $29,401, is principally a result of our increase in expenditures, including salaries and consulting fees.

Net Loss and Net Loss Per Share

Our net loss and net loss per share was $29,401and $0.00 for the quarter ended June 30, 2011, as compared to $0 and $0.00 for the quarter ended June 30, 2010.The increase of $29,401, is principally a result of our increase in expenditures, including salaries and consulting fees.

Comparison of Operating Results for the Six Months Ended June 30, 2011 to the Six Months Ended June 30, 2010

Revenues

Revenues for the six months ended June 30, 2011 were $0 as compared to $0 for the six months ended June 30, 2010.

Operating Expenses and Charges

Cost and expenses for the six months ended June 30, 2011 were $57,628 as compared to $9,699 for the six months ended June 30, 2010. The increase of $47,929, is a result of our increase in expenditures, including salaries and consulting fees.

Net Loss and Net Loss Per Share

Our net loss and net loss per share was $57,628 and $0.00 for the six months ended June 30, 2011, as compared to $9,699 and $0.00 for the six months ended June 30, 2010.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2011, we had current assets of $272 and total assets of $48,317,545. We had current liabilities of $172,751. At June 30, 2011, we had a working capital deficiency of $172,479.

If we need to obtain capital, no assurance can be given that we will be able to obtain this capital on acceptable terms, if at all. In such an event, this may have a materially adverse effect on our business, operating results and financial condition. If the need arises, we may attempt to obtain funding through the use of various types of short term funding, loans or working capital financing arrangements from banks or financial institutions. The Company is negotiating with an underwriter to raise substantial funds for the Company’s planned operations.

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

World Health Energy Holdings, Inc.

Date: August 15, 2011	By:	/s/ Dovid Lieberman
Dovid Lieberman
Chief Executive Officer,
Chief Financial Officer*

*   David Lieberman  has  signed  both on  behalf  of the  registrant  as a duly authorized officer and as the Registrant's principal accounting officer.