Form 10-Q
period 2011-09-30
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2011-11-21
CIK 943535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark one)
☑   Quarterly  Report Under Section 13 or 15(d) of The Securities  Exchange Act of 1934

For the quarterly period ended September 30, 2011

☐   Transition Report Under Section 13 or 15(d) of The Securities  Exchange Act of 1934

For the transition period from__________to__________

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

Indicate by check mark whether the issuer (1) has filed all reports  required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the  registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐.

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

As of November 4, 2011, there were approximately 4,257,994,016 shares of the Issuer's common stock, par value $0.0007 per share outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on  various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not  limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest  rate risk, U.S. and global competition, and other factors including the risk factors set forth in our Form 10-K. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider  the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place  undue reliance on these forward-looking statements, which speak only as of the date  of this   report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing  obligations to  disclose material information  under the Federal securities laws, we undertake no obligation to release publicly any revisions to any  forward-looking statements, to report events or to report the occurrence  of  unanticipatedevents.  For  any  forward looking  statements  contained  in  any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

World Health Energy Holdings, Inc.
Consolidated Balance Sheet

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$212	$0
Prepaid expenses	0	0
Total current assets	212	0
PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	4,353	4,353
Less: accumulated depreciation	(4,353)	(4,353)
Net property and equipment	0	0
OTHER ASSETS
Investment in affiliates	331,335	331,335
Due from affiliates	155,938	155,938
Goodwill	0	47,830,000
Total other assets	487,273	48,317,273
Total Assets	$487,485	$48,317,273

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$77,984	$42,901
Accrued liabilities	8,300	8,300
Due to affiliates	105,217	62,027
Stockholder loans payable	1,623	1,623
Note payable and accrued interest	0	0
Total current liabilities	193,124	114,851
LONG-TERM LIABILITIES
Officer and stockholder loans payable	0	0
Third party loans payable	0	0
Accrued salaries and payroll taxes payable	0	0
Total long-term liabilities	0	0
Total Liabilities	193,124	114,851
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0007 par value, 10,000,000 shares authorized,
5,000,000 issued and outstanding	3,500	3,500
Common stock, $0.0007 par value, authorized 4,500,000,000 shares;
4,257,994,016 issued and outstanding	2,980,596	2,980,596
Common shares remaining to be issued for acquisition	41,352,783	41,352,783
Additional paid-in capital	28,780,947	28,780,947
Deficit accumulated during the development stage	(72,823,465)	(24,915,404)
Total stockholders’ equity	294,361	48,202,422
Total Liabilities and Stockholders’ Equity	$487,485	$48,317,273

The accompanying notes are an integral part of the financial statements

World Health Energy Holdings, Inc.
Consolidated Statements of Operations
Three and Nine Months Ended September 30,
(unaudited)

	Three months		Nine months
	2011	2010	2011	2010
REVENUES	$0	$0	$0	$0
COST OF GOODS SOLD	0	0	0	0
GROSS MARGIN	0	0	0	0
OPERATING EXPENSES
Selling, general and administrative	18,933	12,000	58,061	14,199
Professional fees	1,500	17,500	20,000	25,000
Net operating loss	20,433	29,500	78,061	39,199
Goodwill impairment	47,830,000	0	47,830,000	0
Net loss	$(47,850,433)	$(29,500)	$(47,908,061)	$(39,199)
Basic net loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Weighted average shares outstanding	4,257,994,016	1,810,000,000	4,257,994,016	1,810,000,000

The accompanying notes are an integral part of the financial statements

World Health Energy Holdings, Inc.
Consolidated Statement of Stockholders’ Equity (Deficit)

	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
BEGINNING BALANCE, January 1, 2006	798,157,996	$555,711	$14,681,548	$(22,792,391)	$(7,555,132)
Shares issued for services	52,000,000	36,400	196,400	0	232,800
Adjust to record transfer as stk based compensation	0	0	7,072,005	0	7,072,005
Shares issued for cash	25,000,000	17,500	32,500	0	50,000
Net loss	0	0	0	(1,575,613)	(1,575,613)
BALANCE, December 31, 2006	875,157,996	609,611	21,982,453	(24,368,004)	(1,775,940)
Shares issued for debt late payment penalty	6,000,000	4,200	33,600	0	37,800
Shares issued for acquisition	5,000,000	3,500	26,500	0	30,000
Shares issued for services	51,000,000	35,700	234,000	0	269,700
Shares deemed not yet issued but accrued to be issued	(57,157,996)	(40,011)	(113,285)	0	(153,296)
Net loss	0	0	0	(835,204)	(835,204)
BALANCE, December 31, 2007	880,000,000	613,000	22,163,268	(25,203,208)	(2,423,440)
Net loss	0	0	0	(16,351)	(16,351)
BALANCE, December 31, 2008	880,000,000	613,000	22,163,268	(25,219,559)	(2,436,791)
Shares issued to settle accrued expenses	85,000,000	59,500	25,500	0	85,000
Shares issued to complete acquisition	50,000,000	35,000	265,000	0	300,000
Shares issued to settle A/P and expenses	95,000,000	66,500	62,010	0	128,510
Shares issued to settle lawsuit and A/P	125,000,000	87,500	452,938	0	540,438
Shares issued to settle accd salary, loans & expenses	575,000,000	402,500	1,016,610	0	1,415,610
Net income	0	0	0	419,570	419,570
BALANCE, December 31, 2009	1,810,000,000	1,264,000	23,985,326	(24,799,989)	452,337
Shares issued for acquisition	2,447,994,016	1,716,596	4,795,620	0	6,512,216
Net loss	0	0	0	(115,415)	(115,415)
BALANCE, December 31, 2010	4,257,994,016	2,980,596	28,780,946	(24,915,404)	6,849,138
Net loss	0	0	0	(47,908,061)	(47,908,061)
ENDING BALANCE, Sept 30, 2011 (unaudited)	4,257,994,016	$2,980,596	$28,780,946	$(72,823,465)	$(41,058,923)

The accompanying notes are an integral part of the financial statements

World Health Energy Holdings, Inc.
Consolidated Statements of Cash Flows
Six Months Ended June 30,
(Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47,908,061)	$(39,199)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	0	0
Goodwill impairment	47,830,000	0
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	0	0
Increase (decrease) in accounts payable & accrued expenses	35,083	0
Increase (decrease) in accrued expenses - stockholders	0	0
Net cash provided (used) by operating activities	(42,978)	(39,199)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	0	0
Net cash provided (used) by investing activities	0	0
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received in acquisition of subsidiary	0	0
Proceeds from affiliates payable	43,190	7,500
Proceeds from third party loans payable	0	29,500
Proceeds from stockholder loan payable	0	2,199
Payments on stockholder loans	0	0
Proceeds from deposits to acquire stock	0	0
Net cash provided by financing activities	43,190	39,199
Net increase (decrease) in cash	212
CASH, beginning of period	0	0
CASH, end of period	$212	$0
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$0	$0
Non-Cash Financing Activities:
Common stock issued for reduction in accounts payable	$0	$0

The accompanying notes are an integral part of the financial statements

World Health Energy Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with regard to the nine months ended September 30, 2011 and 2010 is unaudited)

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

b) Loss per share:  Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company.  Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. There were no common stock equivalents for the periods ended September 30, 2011 and 2010.

c) Cash and Cash Equivalents  The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. There are no cash equivalents at September 30, 2011 and 2010.

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

j) Research and Development Costs  Research and development costs are expensed as incurred. Total research and development expenditures for the periods ended September 30, 2011 and 2010 amounted to $0 and $0, respectively.

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

l)  Interim financial information The financial statements for the nine months ended September 30, 2011 and 2010 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.

(4) Stockholders' Equity (Deficit)

The Company has the authority to issue 10,000,000 shares of preferred stock, par value $0.0007 per share, which may be divided into series and with the preferences, limitations and relative rights determined by the Board of Directors. At September 30, 2011, 5,000,000 shares of preferred stock shares were issued and outstanding. The Company is authorized to issue 4,500,000,000 shares of common stock, par value $0.0007. At June 30, 2009, 880,000,000 shares were issued and outstanding. In April 2008, the Company increased the authorized common stock from 880,000,000 to 4,500,000,000, par value of $0.0007.

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

In 2010, the Company entered into an agreement to acquire 100% of the issued and outstanding common stock of GNE-India from GNE-Cyprus. This agreement calls for the Company to issue 18,000,000,000 shares of the Company’s common stock. In the fall of 2010 the Company issued 2,447,994,016 of these shares with the remaining 15,552,005,984 shares to be issued once the Company increases its authorized from 4,500,000,000 to some amount above 21,000,000,000. The Company valued this transaction by the shares to be issued priced at the average price per share of the shares issued in November 2009, $0.002659, as no other transactions in the Company’s common stock occurred between these dates. This valued the transaction at $47,862,000. The Company has recorded goodwill in the amount of $47,830,000 as a result of this transaction.

World Health Energy Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Income Taxes

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry- forwards for income tax purposes of approximately $24,993,500 expiring in various years from 2019 through 2031.  Deferred tax assets are reduced by a valuation allowance if, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management's valuation procedures consider projected utilization of deferred tax assets over the next several years, and continually evaluate new circumstances surrounding the future realization of such assets. The difference between income taxes and the amount computed by applying the federal statutory tax rate to the loss before income taxes is due to an increase in the deferred tax asset valuation allowance. The valuation allowance at September 30, 2011 and 2010 is 100%.

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

The Director of the Company advanced to the Company cash and paid expenses on behalf of the Company. The Director has an employment agreement with the Company dated June 10, 1999, which provides for an annual base salary of $135,000, reimbursement of all direct expenses incurred while providing services to the Company and a five year option to purchase 750,000 shares of the Company's common stock at an exercise price of $0.01 per share. These options expired in June 2004. During 2006, the Company transferred shares of Amazon common stock held for investment in payment of $90,000. The balance due the Director at December 31, 2007 and 2006 was $738,839 and $738,839, respectively. The Director also entered into an employment agreement with Mazal. The agreement has a monthly base salary of $2,000. The agreement expired December 10, 2006. Accrued expenses - stockholders includes accrued salary of $24,000 and $0 at June 30, 2011 and 2010, respectively.
An officer of the Company has an employment agreement with the Company dated June 10, 1999, which provides for an annual base salary of $75,000 and a five year option to purchase 750,000 shares of the Company's common stock at an exercise price of $0.02 per share. These options expired in June 2004. During 2006, the Company transferred shares of Mazal and Amazon common stock held for investment as payment in the amount of $157,650. The balance due the Officer at December 31, 2007 and 2006 was $29,346 and $29,346, respectively. This officer also entered into an employment agreement with Mazal. The agreement has an annual salary of $36,000 and expired January 2, 2007. Accrued expenses - stockholders includes accrued salary of $0 at September

World Health Energy Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Related Parties, continued

30, 2011 and 2010, respectively.

During 2003, a stockholder loaned the Company $620,000 for working capital. During 2004, this stockholder loaned the Company $8,000 and the Company issued 25,000,000 shares of common stock to the stockholder to reduce the debt by $500,000. The balance due the stockholder at September 30, 2011 and 2010 was $0. There was no due date and the loan was repaid with the issuance of
44,113,303 shares of the Company's common stock.

b) Loans Payable and Accrued Expenses - Stockholders, continued

A stockholder loaned the Company $5,000 for working capital. The balance due the stockholder at September 30, 2011 and 2010 was $0. There was no due date and the loan was repaid with the issuance of 1,723,176 shares of the Company's common stock.

On February 20, 2000, the Company entered into an asset purchase agreement with Dr. Leonard Bielory (former Chairman of the Board of Directors of APPI who resigned in 2003) whereby the Company acquired the exclusive rights and interest to allergy and sinus formulations he developed ("Assets"). The purchase price included options to purchase 18,000,000 shares of the Company's common stock at an aggregate exercise price of $180. The options were to be issued in two phases. The first phase was completed in
2000 and the options, for 12,000,000 shares of common stock, required to purchase the assets were issued in 2000. The fair value of the 12,000,000 shares, as determined by management, was $1,079,880 and is included in intangible assets. In addition, the Company agreed to pay Dr. Bielory a royalty payment of $0.01 per bottle plus, 1% of the Company's suggested retail price of each product sold, plus 10% of the Company's net profits from the sale of products manufactured with these Assets. In the event the Company enters  into  an  agreement  with  a  third  party  for  the  sale  of  products  manufactured  with  these  assets,  the  agreement  must unconditionally provide for payment of not less than $20,000,000 either in lump sum or over a period of four years. Upon receipt of the sale proceeds by the Company, the Company shall issue to Dr. Bielory 5,000,000 shares for each $20,000,000 paid to the Company, not to exceed 25,000,000 shares. During the years ended December 31, 2007 and 2006 royalty expense amounted to $0 and $56, respectively. On March 15, 2000, the Company entered into a consulting agreement with Dr. Bielory whereby under the terms of the agreement, the Company is required to pay Dr. Bielory certain monthly amounts, some contingent on the Company achieving specified net profit levels. During 2004, the Company paid down $20,000 of the liability due to Dr. Bielory by issuing 2,000,000 shares of common stock. At September 30, 2011 and 2010 the balance due was $0, which was settled by the issuance of 26,700,084 shares of common stock.

(7) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of approximately $24,993,465 accumulated through September 30, 2011. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is presently seeking to raise permanent equity capital in the capital markets to eliminate negative working capital and provide working capital. Failure to raise equity capital or secure some other form of long-term debt arrangement will cause the Company to further increase its negative working capital deficit and could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.

(8) Office Space

The Company maintained its corporate office in New York pursuant to an operating lease which expired March 31, 2008 and called for monthly lease payments of $2,445 from April 2007 through March 2008, plus 35% of the floors electricity cost and $100 per month May to September for air conditioning. In 2010, the Company relocated its corporate office to West Palm Beach, FL, and sub- leases space on an informal month to month lease at a rate of $100 per month.

World Health Energy Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Stock Options and Warrants

There are no stock options outstanding at September 30, 2011. There were 7,000,000 warrants outstanding at December 31, 2006, which expired during 2007.

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

(11) Goodwill impairment

In the third quarter of 2011, the Company felt that since GNE-India has generated no revenue to date which would begin to unlock the inherent value therein, since the acquisition occurred a year ago, that we should record an impairment of the goodwill created by the acquisition (as discussed in footnote 4). The Company will revisit this issue when such funding is in place and such operations have begun.

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

Management has not been satisfied with the results of its operations in the field of our current endeavors. Due to limited capital resources, it had not been able to properly promote or advertise its products and therefore abandoned the former line of business. As a result the Company is pursuing other business opportunities and has acquired all of the issued and outstanding shares of common stock of World Health. Assuming the Company can raise sufficient finances, the Company will focus its attention on the operations on  World Health. The Company is in discussions with an underwriter to  raise substantial funds for the Company’s planned operations. However, there can be no assurance that we will secure this capital.

During 2011, the Company entered into an LOI for a joint venture to install a 250 acre commercial algae biodiesel farm in India; formed GNE-Croatia, a wholly owned subsidiary, which is negotiating for potential joint ventures for commercial algae biodiesel farms in Croatia and entered into two LOIs for two joint ventures to install a 250 acre commercial algae farms, also in India, to produce fish feed and algial oil

In the third quarter of 2011, the Company felt that since GNE-India has generated no revenue to date which would begin to unlock the inherent value therein, since the acquisition occurred a year ago, that we should record an impairment of the goodwill created by the acquisition (as discussed in footnote 4). The Company will revisit this issue when such funding is in place and such operations have begun.

Comparison of Operating Results for the Three Months Ended September 30, 2011 to the Three Months Ended September 30, 2010

Revenues

Revenues for the quarter ended September 30, 2011 were $0 as compared to $0 for the quarter ended September 30, 2010.

Operating Expenses and Charges

Cost and expenses for the quarter ended September 30, 2011 were $20,433 as compared to $29,500 for the quarter ended September 30, 2010. The decrease of $9,067, is principally a result of our decrease in expenditures, including salaries and consulting fees.

Net Loss and Net Loss Per Share

Our net loss and net loss per share was $47,850,433and ($0.01) for the quarter ended September 30, 2011, as compared to $29,500 and $0.00 for the quarter ended September 30, 2010. The increase of $47,820,933, is principally a result of our goodwill write-off and decrease in expenditures, including salaries and consulting fees.

Comparison of Operating Results for the Nine Months Ended September 30, 2011 to the Nine Months Ended September 30, 2010

Revenues

Revenues for the nine months ended September 30, 2011 were $0 as compared to $0 for the nine months ended September 30, 2010.

Operating Expenses and Charges

Cost and expenses for the nine months ended September 30, 2011 were $78,061 as compared to $39,199 for the nine months ended September 30, 2010. The increase of $38,862, is a result of our increase in expenditures, including salaries and consulting fees.

Net Loss and Net Loss Per Share

Our net loss and net loss per share was $47,908,061 and ($0.01) for the nine months ended September 30, 2011, as compared to $39,199 and $0.00 for the nine months ended September 30, 2010.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2011, we had current assets of $212 and total assets of $487,485. We had current liabilities of $193,124. At September 30, 2011, we had a working capital deficiency of $192,912.

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
_______
*     Filed herewith.

(b) The following sets forth the Company's reports on Form 8-K that have been filed during the quarter for which this report is filed:

None.

SIGNATURE

Pursuant to the  requirements  of  Section  13 or 15(d) of the  Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

World Health Energy Holdings, Inc.

Date: November 21, 2011	By:	/s/ Dovid Lieberman
Dovid Lieberman
Chief Executive Officer, Chief Financial Officer*

*      David Lieberman  has  signed  both on  behalf  of the  registrant  as a duly authorized officer and as the Registrant's principal accounting officer.