Form 10-K
period 2011-12-31
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2012-04-02
CIK 943535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________ to___________

Commission file number 000-29462

WORLD HEALTH ENERGY HOLDINGS, INC.
(Name of small business issuer in its charter)

Delaware	59-276023
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Flagler Dr, Suite 800
West Palm Beach, Florida
(Address of principal executive offices)

33401
(Zip Code)

Issuers telephone number:(212) 444 1019

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, Par Value $0.0007 Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Of  the 4,257,994,016 shares of voting stock of the registrant issued and outstanding as of December 31, 2010, 787,382,000 shares were held by non-affiliates. The aggregate market value of the voting stock held by nonaffiliates of the registrant computed by reference to the closing bid price of its Common Stock as reported on the NQB Pink Sheets on March 11, 2011: $2,204,670 Needs to be conformed Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

DOCUMENTS INCORPORATED BY REFERENCE
None

Please see that the correct boxes are checked on the two previous pages.

PART I

The following discussion should be read in conjunction with the Companys audited financial statements and notes thereto and Item 6 included herein. In connection with, and because the Company desires to take advantage of, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on its behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Companys control and many of which, with respect to future business decisions, are subject to change.

These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on the Companys behalf. Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. The Company disclaims any obligation to update forward-looking statements.

ITEM 1. DESCRIPTION OF BUSINESS

Business of the Company World Health Energy Holdings, Inc., (f/k/a Advanced Plant Pharmaceuticals, Inc.), ("we" "us" "our" the "Company" or"WHEH" ) has through 2007 continued to focus on the research and development of plant based dietary supplements. During July 1999, the Company acquired exclusive rights and interests to a thirteen-step process which utilizes virtually the whole of the nutrients found in plants to manufacture all natural herbal dietary supplements. On February 28, 2000, the Company entered into an Asset Purchase Agreement with Dr. Bielory to purchase his various allergy and nasal formulations. In January 2004, the Company acquired a 44% interest in Amazing Nutritionals, Inc., a development stage company, whereby WHEH sold Amazing all of the rights, title, patents, trademarks, processes and related items of LHM123which is a natural composition for the treatment of senile dementias in consideration for 3,300,000 shares of Amazing's common stock. Amazing Nutritions, Inc. has had no operations and is no longer considered a variable interest entity as defined by FIN 46R. Its operations were consolidated through September 30, 2006 and is included in discontinued operations.

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

In 2010, the Company entered into an agreement to acquire 100% of the issued and outstanding common stock of GNE-India from GNE-Cyprus. This agreement calls for the Company to issue 18,000,000,000 shares of the Company’s common stock. In the fall of 2010 the Company issued 2,447,994,016 of these shares with the remaining 15,553,005,984  shares to be issued once the Company increases its authorized from 4,500,000,000 to some amount above 21,000,000,000.

On December 27, 2011, the Company increased its number of authorized common shares to 110 billion and distributed 15,553,005,984 shares to various shareholders as part of the purchase of GNE-India.

Business of World Health Energy

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

Our Products

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

ACA – ACA Caplets contain a carefully selected group of 11 natural plant substances, which work in harmony to help chronic fatigue and boost normal metabolic processes that support immune system function. These 11 plants(including Boswelliacaterii, Impatiens balaminia and Curcuma zedoria) have long and storied histories in ancient herbal medicine and folklore. Many are referred to in the Bible as well as Ayurveda, "India's natural science of life and well-being". Now, incorporated together in ACA, they offer the best of traditional herbal wisdom and modern science.

Employees

As of December 31, 2011, we had a total of five employees, one of whom was full time, the rest of whom were part time.. We also employed 1 consultant as of December 31, 2011, who was involved in business development and financing activities. None of our employees are represented by a labor union and we have not entered into a collective bargaining agreement with any union. We have not experienced any work stoppages and consider our relations with our employees to be good. This paragraph needs to be updated,

Available Information

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

At December 31, 2011, we had a working capital deficiency of approximately $226,602. We will require significant cash in order to implement any acquisitions. No assurances can be given that the Company will be able to obtain the necessary funding during this time to make any acquisitions. The inability to raise additional funds will have a material adverse affect on the Company’s business, plan of operation and prospects. Acquisitions may be made with cash or our securities or a combination of cash and securities. To the extent that we require cash, we may have to borrow the funds or sell equity securities. The issuance of equity, if available, would result in dilution to our stockholders. We have no commitments from any financing source and we may not be able to raise any cash necessary to complete an acquisition. If we fail to make any acquisitions, our future growth may be limited. If we make any acquisitions, they may disrupt or have a negative impact on our business.

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

Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Florida Statutes also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested stockholders. In addition, our articles of incorporation authorize the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors, of which 0 (is this correct?) shares of Preferred Stock are issued and outstanding as of March15, 2012. Our board of directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock. As a result, our board of directors can issue such stock to investors who support our management and give effective control of our business to our management.

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

On October 28, 2011, the National Securities Clearing Corporation exited positions in WHE common stock from the Continuous Net Settlement System (CNS). This “chill” on the common stock may hamper trading liquidity in WHE.

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

PART II

ITEM 5.MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information. Our common stock, par value $0.0007 per share (the "Common Stock") was trading on the OTC QB market under the symbol "WHEN". Prior thereto, our stock was traded on the Pink Sheets under the symbol “APPI”. Our common stock is traded sporadically and no established liquid trading market currently exists therefore.

The following table represents the range of the high and low price for our Common Stock on the OTC Bulletin Board for each fiscal quarter ending December 31, 2011. These Quotations represent prices between dealers, may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

Year 2011	High	Low
First Quarter	$0.003	$0.0019
Second Quarter	$0.0046	$0.0014
Third Quarter	$0.0015	$0.0004
Fourth Quarter	$0.0028	$0.0005

Year 2010	High	Low
First Quarter	$0.005	$0.0012
Second Quarter	$0.003	$0.0012
Third Quarter	$0.002	$0.0013
Fourth Quarter	$0.006	$0.0013

Transfer Agent

Our transfer agent is Continental Stock Transfer & Trust Company, 17 Battery Place New York, NY 10004 Their telephone number is (212) 509-4000.

(b) Holders. As of December 31, 2011, there were approximately four hundred forty (440) holders of record of our common stock, which excludes those shareholders holding stock in street name. Correct?

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

On December 27, 2011, the Company increased its number of authorized common shares to 110 billion and distributed 15,553,005,984 shares to various shareholders as part of the purchase of GNE-India.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS

Discussion and Analysis

The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements."

This report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to our dependence upon certain key personnel, our ability to manage our growth, our success in implementing the business strategy, our success in arranging financing where required, and the risk of economic and market factors affecting us or our customers. Many of such risk factors are beyond the control of the Company and its management.

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

RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2011 AND 2010

Revenues

Revenues for the year ended December 31, 2011were $0 as compared to $0 for the year endedDecember 31, 2010.

Operating Expenses and Charges

Cost and expenses for the year ended December 31, 2011 were $48,428,812 as compared to $115,415for the year ended December 31, 2010. This increase was due to the impairment of goodwill during the year ($48,317,273)

We recorded net operating loss for 2011 of $48,428,812 as compared to $115,415 for 2010.

Net Income/Loss and Net Income/Loss Per Share

Our net income/loss and net income/loss per share was $48,428,812 loss and $0.01 for the year ended December 31, 2011, as compared to $115,415 income and $0.00 for the year ended December 31, 2010.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2011 we had current assets of $212 and total assets of $212 as compared to current assets of $0 and total assets of $48,317,273 as of December 31, 2010. We had current liabilities of $226,602 as compared to $114,851.

At December 31, 2011, we had working capital deficiency of $226,390 as compared with a working capital deficiency of $114,851 at December 31, 2010.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have stockholders equity of $226,390 and a working capital deficiency of $226,390 at December 31, 2011 and net loss from operations of $48,428,812 and $115,415, respectively, for the years ended December 31, 2011 and 2010. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements. We do not anticipate entering into any offbalance sheet arrangements during the next 12 months.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements have been examined to the extent indicated in their reports by Hamilton, PC for the years ended December 31, 20010 and 2009, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-X as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof in response to Part F/S of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
World Health Energy Holdings, Inc.
West Palm Beach, Florida

We have audited the accompanying consolidated balance sheets of World Health Energy Holdings, Inc., as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the two years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of World Health Energy Holdings, Inc. as of December 31, 2011 and 2010, and the result of its operations and its cash flows for the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that World Health Energy Holdings, Inc. will continue as a going concern. As discussed in Note 7 to the financial statements, World Health Energy Holdings, Inc suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hamilton, PC

/s/ Hamilton, PC

Denver, Colorado
April 1, 2012

WORLD HEALTH ENERGY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET

	December 31,
	2011	2010

ASSETS:

CURRENT ASSETS:
Cash	212	-
	212	-
PROPERTY AND EQUIPMENT:
Furniture, fixtures and equipment	4,353	4,353
Less: Accumulated depreciation	4,353	4,353
	-	-

OTHER ASSETS:
Investments in affiliates	-	331,335
Due from affiliates	-	155,938
Goodwill	-	47,830,000
	-	48,317,273
TOTAL ASSETS:	212	48,317,273

LIABILITIES AND EQUITY:

CURRENT LIABILITIES:
Accounts payable	36,888	30,901
Accrued liabilities	8,300	8,300
Related parties	58,000	12,000
Due to affiliates	121,791	62,027
Stockholder loans payable	1,623	1,623
	226,602	114,851

EQUITY:
Preferred stock, $0.0007 par value, authorized 10,000,000 shares;
5,000,000 issued and outstanding	3,500	3,500

Common stock, $0.0007 par value, authorized 4,500,000,000 shares;
4,257,994,016 issued and outstanding	2,980,596	2,980,596

Common shares remaining to be issued for acquisition	41,352,783	41,352,783
Additional paid in capital	28,780,947	28,780,947
Accumulated deficit	(73,344,216)	(24,915,404)
Total equity (deficit)	(226,390)	48,202,422

TOTAL LIABILITIES AND EQUITY:	212	48,317,273

WORLD HEALTH ENERGY HOLDINGS, INC.
STATEMENT OF ACTIVITIES

	For the Year Ended
	December 31,
	2011	2010

REVENUE	-	-
COST OF SALES	-	-
GROSS MARGIN	-	-

OPERATING EXPENSES
General and administrative	82,245	76,215
Professional fees	29,294	39,200
Impairment of goodwill	48,317,273	-
Total expenses	48,428,812	115,415

LOSS FROM OPERATIONS	48,428,812	115,415

LOSS PER WEIGHTED AVERAGE COMMON SHARES	0.01	-

NUMBER OF WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	4,257,994,016	2,427,028,629

WORLD HEALTH ENERGY HOLDINGS, INC.
STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

	Number of Shares	Common Stoke	Additional Paid-in Capital	Accumulate Deficit	Total Stockholders' Equity
Beginning Balance, January 1, 2006	798,157,996	558,711	14,681,548	(22,792,391)	(7,552,132)

Shares issued for services	52,000,000	36,400	196,400	0	232,800
Adjust to record transfer as stk based compensation	0	0	7,072,005	0	7,072,005
Shares issued for cash	25,000,000	17,500	32,500	0	50,000
Net loss	0	0	0	(1,575,613)	(1,575,613)

Balance, December 31, 2006	875,157,996	612,611	21,982,453	(24,368,004)	(1,772,940)

Shares issued for debt late payment penalty	6,000,000	4,200	33,600	0	37,800
Shares issued for acquisition	5,000,000	3,500	26,500	0	30,000
Shares issued for services	51,000,000	35,700	234,000	0	269,700
Shares deemed not yet issued but accrued to be issued	(57,157,996)	(40,011)	(113,285)	0	(153,296)
Net loss	0	0	0	(835,204)	(835,204)

Balance, December 31, 2007	880,000,000	616,000	22,163,268	(25,203,208)	(2,420,440)

Net loss	0	0	0	(16,351)	(16,351)

Balance, December 31, 2008	880,000,000	616,000	22,163,268	(25,219,559)	(2,436,791)

Shares issued to settle accrued expenses	85,000,000	59,500	25,500	0	85,000
Shares issued to complete acquisition	50,000,000	35,000	265,000	0	300,000
Shares issued to settle A/P and expenses	95,000,000	66,500	62,010	0	128,510
Shares issued to settle lawsuit and A/P	125,000,000	87,500	452,938	0	540,438
Shares issued to settle accd salary, loans &expenses	575,000,000	402,500	1,016,610	0	1,415,610
Net income	0	0	0	419,570	419,570

Balance, December 31, 2009	1,810,000,000	1,267,000	23,985,326	(24,799,989)	452,337

Shares issued for acquisition	2,447,994,016	1,716,596	4,795,620	0	6,512,216
Net loss	0	0	0	(115,415)	(115,415)

Ending Balance, December 31, 2010	4,257,994,016	2,983,596	28,780,946	(24,915,404)	6,849,138

Net loss	-	-	-	(48,428,812)	(48,428,812)

Ending Balance, December 31, 2011	4,257,994,016	2,983,596	28,780,946	(73,344,216)	(41,579,674)

The accompanying notes are an integral part of the financial statements

WORLD HEALTH ENERGY HOLDINGS, INC.
STATEMENT OF CASH FLOWS

	Consolidated
	For the Year Ended
	December 31,
	2011	2010
Cash flows from operating activities:

Net loss	(48,428,812)	(115,415)
Adjustments to reconcile net profit to net cash
provided by operating activities:
Impairment of goodwill	47,830,000
Changes in assets and liabilities
Decrease in due from affiliates	155,938	32,000
Increase in accounts payable	5,987	19,765
Increase in related parties	46,000	-
Decrease in Investment in subsidiaries	331,335	-

Net cash used for operating activities	(59,552)	(63,650)

Cash flows from investing activities:

Purchase of fixed assets	-	-

Net cash (used for) investing activities	-	-

Cash flows from financing activities:

Proceeds from loan from affiliate	59,764	62,027
Proceeds from stockholders loans	-	1,623

Net cash provided by financing activities	-	63,650

(Decrease) increase in cash and cash equivalents	212	-

Cash and cash equivalents at beginning of year	-	-

Cash and cash equivalents at end of year	212	-

Non-cash Financing Activities
Common stock issued for acquisition	-	6,509,216

WORLD HEALTH ENERGY HOLDINGS, INC.
NOTES TO THE FINANCIAL STATEMENTS

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

WORLD HEALTH ENERGY HOLDINGS, INC.
NOTES TO THE FINANCIAL STATEMENTS

3) Significant Accounting Policies (continued)

b)
Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. There were no common stock equivalents for the periods ended December 31, 2011 and 2010.

c) Cash and Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2010.

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

f) Allowance for Doubtful Accounts

It is the Company's policy to provide an allowance for doubtful accounts when it believes there is a potential for non-collectability.

g) Inventories

Inventories are stated at the lower of cost or market on the first-in, first-out ("FIFO") basis. There was no inventory at December 31, 2011 and 2010.

WORLD HEALTH ENERGY HOLDINGS, INC.
NOTES TO THE FINANCIAL STATEMENTS

3) Significant Accounting Policies (continued)

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

k) Research and Development Costs

Research and development costs are expensed as incurred. Total research and development expenditures for the periods ended December 31, 2011 and 2010 amounted to $0 and $0, respectively.

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

WORLD HEALTH ENERGY HOLDINGS, INC.
NOTES TO THE FINANCIAL STATEMENTS

(4) Stockholders' Equity (Deficit)

The Company has the authority to issue 10,000,000 shares of preferred stock, par value $0.0007 per share, which may be divided into series and with the preferences, limitations and relative rights determined by the Board of Directors. As of December 31, 2011, 5,000,000 shares of preferred stock shares were issued and outstanding. The Company is authorized to issue 4,500,000,000 shares of common stock, par value $0.0007. As of December 31, 2011, 4,257,994,016 shares of common stock shares were issued and outstanding. At June 30, 2009, 880,000,000 shares were issued and outstanding. In April 2008, the Company increased the authorized common stock from 880,000,000 to 4,500,000,000, par value of $0.0007.

In the second quarter 2006, the Company issued 19,000,000 shares of its common stock to a vendor for prepaid services at $0.0016 per share. The aggregate remuneration of $30,400 has been treated as prepaid consulting expenses. In the fourth quarter 2006, the Company issued 25,000,000 shares of its common stock pursuant to a stock purchase agreement at $0.002 per share realizing $50,000 and the Company issued 13,000,000 shares of its common stock to consultants for services at $0.0068 per share. The aggregate remuneration of $88,400 has been treated as stock based compensation and expensed in the current year. Additional paid-in capital includes $272,600 for the transfer of 1,400,000 shares of common stock of Amazon Biotech, Inc., held as an investment by the Company, to three stockholders' of the Company in payment of accrued expenses stockholders' in the amount of $202,000 and compensation in the amount of $72,000. The stock had a basis of $1,400. Additional paid-in capital includes $6,799,405 for the transfer of 17,000,000 shares of common stock of Mazal, held as an investment by the Company, to two stockholders' in payment of accrued expenses - stockholders' in the amount of $253,550, due to stockholder asset acquisition in the amount of $1,315,000, loans payable - stockholders' in the amount of $13,709, and compensation in the amount of $5,217,741. The stock had a basis of $595.

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

In November 2009, the Company issued 250,000,000 shares of its restricted common stock to an employee for $89,300 in accrued salary, $160,700 in accrued salary with two affiliates at $0.001 per share. The Company has recorded the $160,700 as an asset due from the affiliates. In November 2009, the Company issued 220,000,000 shares of its restricted common stock to an officer of the Company for $765,250 in accrued salary, $81,263 in loan payable to said officer and $17,881 in accrued expenses reimbursable to said officer at $0.0039 per share. In November 2009, the Company issued 125,000,000 shares of its restricted common stock to an outsider in settlement of $425,000 of a lawsuit judgment and $115,438 in accrued expenses payable for $0.0043 per share. In November 2009, the Company issued 105,000,000 shares of its restricted common stock to an employee for $146,000 in accrued salary and $158,670 in loans payable for $0.0029 per share. In November 2009, the Company issued 50,000,000 shares of its restricted common stock to an outsider to complete the acquisition of WHE, valued at $300,000 or $0.006 per share. These shares were approved to be issued in the first quarter of 2007, at the time of the acquisition. In November 2009, the Company issued 40,000,000 shares of its restricted common stock to an outsider for $83,510 in loans payable or $0.0021 per share. In November 2009, the Company issued 30,000,000 shares of its restricted common stock to an outsider for $30,000 in accrued expenses or $0.001 per share. In November 2009, the Company issued 30,000,000 shares of its restricted common stock to a second outsider for $30,000 in accrued expenses or $0.001 per share. In November 2009, the Company issued 25,000,000 shares of its restricted common stock to an outsider for $25,000 in accrued expenses or $0.001 per share. In November 2009, the Company issued 20,000,000 shares of its restricted common stock to an outsider for $20,000 in accrued expenses or $0.001 per share. In November 2009, the Company issued 20,000,000 shares of its restricted common stock to an outsider for $10,000 in accrued expenses or $0.0005 per share. In November 2009, the Company issued 15,000,000 shares of its restricted common stock to an outsider for $15,000 in accrued expenses or $0.001 per share.

WORLD HEALTH ENERGY HOLDINGS, INC.
NOTES TO THE FINANCIAL STATEMENTS

(4) Stockholders' Equity (Deficit) (continued)

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

On February 9, 2012, the Company issued 15,553,005,984 shares. This issuance was to complete the GNe India WHEN asset purchase agreement of June 2010.

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

WORLD HEALTH ENERGY HOLDINGS, INC.
NOTES TO THE FINANCIAL STATEMENTS

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

Upon the resignation of C.J. Lieberman (the "related party consultant") as President in 1996, the Company retained him as a consultant. His current consultant's agreement dated June 10, 1999, provides for monthly consulting fees of $9,000, reimbursement of all direct expenses incurred while providing services to the Company, and a five year option to purchase 750,000 shares of the Company's common stock at an exercise price of $0.02 per share. These options expired in June 2004. No shares of common stock were issued to this consultant for services in 2007 or 2006. During 2006, the Company transferred shares of Mazal and Amazon Biotech, Inc. ("Amazon") common stock held for investment to the consultant in payment in the amount of $207,900. The balance due the related party consultant at December 31, 2007 and 2006 was $47,000 and $47,000, respectively. CJ Lieberman also entered into an employment agreement with Mazal. The agreement had a monthly base of $4,000 which was increased to $5,500 and has additional incentive clauses for payment in Mazal common stock and salary increases. The agreement expired December 10, 2006. Salary expense amounted to $10,000 for the year ended December 31, 2010.

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

WORLD HEALTH ENERGY HOLDINGS, INC.
NOTES TO THE FINANCIAL STATEMENTS

(6) Related Parties (continued)

During 2003, a stockholder loaned the Company $620,000 for working capital. During 2004, this stockholder loaned the Company $8,000 and the Company issued 25,000,000 shares of common stock to the stockholder to reduce the debt by $500,000. The balance due the stockholder at December 31, 2011 and 2010 was $0. There was no due date and the loan was repaid with the issuance of 44,113,303 shares of the Company's common stock.

A stockholder loaned the Company $5,000 for working capital. The balance due the stockholder at December, 2011 and 2010 was $0. There was no due date and the loan was repaid with the issuance of 1,723,176 shares of the Company's common stock.

On February 20, 2000, the Company entered into an asset purchase agreement with Dr. Leonard Bielory (former Chairman of the Board of Directors of APPI who resigned in 2003) whereby the Company acquired the exclusive rights and interest to allergy and sinus formulations he developed ("Assets"). The purchase price included options to purchase 18,000,000 shares of the Company's common stock at an aggregate exercise price of $180. The options were to be issued in two phases. The first phase was completed in 2000 and the options, for 12,000,000 shares of common stock, required to purchase the assets were issued in 2000. The fair value of the 12,000,000 shares, as determined by management, was $1,079,880 and is included in intangible assets. In addition, the Company agreed to pay Dr. Bielory a royalty payment of $0.01 per bottle plus, 1% of the Company's suggested retail price of each product sold, plus 10% of the Company's net profits from the sale of products manufactured with these Assets. In the event the Company enters into an agreement with a third party for the sale of products manufactured with these assets, the agreement must unconditionally provide for payment of not less than $20,000,000 either in lump sum or over a period of four years. Upon receipt of the sale proceeds by the Company, the Company shall issue to Dr. Bielory 5,000,000 shares for each $20,000,000 paid to the Company, not to exceed 25,000,000 shares. During the years ended December 31, 2007 and 2006 royalty expense amounted to $0 and $56, respectively. On March 15, 2000, the Company entered into a consulting agreement with Dr. Bielory whereby under the terms of the agreement, the Company is required to pay Dr. Bielory certain monthly amounts, some contingent on the Company achieving specified net profit levels. During 2004, the Company paid down $20,000 of the liability due to Dr. Bielory by issuing 2,000,000 shares of common stock. At December 31, 2011 and 2010 the balance due was $0, which was settled by the issuance of 26,700,084 shares of common stock.

In 2010 a stockholder loaned the Company $3,622, of which $2,000 has been repaid. There is no due date nor an interest rate specified. In 2010 another stockholder loaned the Company $62,027, of which $0 has been repaid. There is no due date nor an interest rate specified.

WORLD HEALTH ENERGY HOLDINGS, INC.
NOTES TO THE FINANCIAL STATEMENTS

(7) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of approximately $73,344,216 accumulated through December 31, 2011. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is presently seeking to raise permanent equity capital in the capital markets to eliminate negative working capital and provide working capital. Failure to raise equity capital or secure some other form of long-term debt arrangement will cause the Company to further increase its negative working capital deficit and could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.

(8) Office Space

The Company maintained its corporate office in New York pursuant to an operating lease which expired March 31, 2008 and called for monthly lease payments of $2,445 from April 2007 through March 2008, plus 35% of the floors electricity cost and $100 per month May to September for air conditioning. In 2010, the Company relocated its corporate office to West Palm Beach, FL, and subleases space on an informal month to month lease at a rate of $100 per month.

(9) Stock Options and Warrants

There are no stock options outstanding at December 31, 2011 and 2010. There were 7,000,000 warrants outstanding at December 31, 2006, which expired during 2007.

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

WORLD HEALTH ENERGY HOLDINGS, INC.
NOTES TO THE FINANCIAL STATEMENTS

(11) Goodwill impairment

Management evaluates goodwill annually for impairment. Due to the lack of generating any revenues from the GNE-India process in 2011, the results of the impairment evaluation indicated that the full amount of the $47,830,000 reported as goodwill should be considered impaired.  Management considers the Company as a whole to be the reporting unit for the goodwill evaluation.  A present value of cash flows model, using Level 3 (significant unobservable) market inputs was used to estimate the fair value of the reporting unit

(12) Subsequent events

On February 9, 2012, the Company issued 15,553,005,984 shares. This issuance was to complete the GNe India WHEN asset purchase agreement of June 2010.

Management’s Report on Internal Control Over Financial Reporting

(a) Evaluation of Disclosure Controls and Procedures Management of the Company with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) pursuant to Rule 13a-15 under the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management, including the Chief Executive Officer, Chief Financial Officer and the Company’s Board of Directors, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

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

We conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name	Age	Position(s) with Company

Dovid Lieberman	47	President, CEO, Director

Liran Kosman	27	CFO

Business Experience
Dovid Lieberman has served as President and Chief Executive Officer of the Company since July 1, 1996, and as a member of its Board of Directors since June 1996. Since 1991, he has worked in the offices of the Chief Rabbi of Bnai Brak, Israel. He also serves as a consultant for Osem Industries, Inc., an international food conglomerate located in Israel.

Liran Kosman has a degree in economics and business administration from Hebrew University. Mr. Kosman has a professional background, working for the treasury of the Israeli Ministry of Education and for the budget department of the City of Jerusalem.

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

It is not currently anticipated that any salary, consulting fee, or finder’s fee shall be paid to any of our directors or executive officers, or to any other affiliate of us except as described under Executive Compensation below. Although management has no current plans to cause us to do so, it is possible that we may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by our current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to our current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by our current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving us would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

ITEM 11. EXECUTIVE COMPENSATION

The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2005 through 2011 to the Company’s President and highest paid executive officers. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than compensation identified in the chart below, were paid to these executive officers during these fiscal years

LONG TERM COMPENSATION

ANNUAL COMPENSATION AWARDS PAYOUTS

NAME AND YEAR SALARY BONUS OTHER RESTRICTED SECURITIEIS LTIP ALL

POSITION ANNUAL STOCK AWARDS UNDERLYING PAYOUTS

COMPENSATION OPTIONS/SARS

D Liberman
2011 $24,000
2010 $10,000
2009 $0
2008 $0
2007 $135,000 *
2006 $135,000 *
2005 $135,000 *
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

Stock Option and Stock Appreciation Rights.
We do not currently have a Stock Option or Stock Appreciation Rights Plan. No stock options or stock appreciation rights were awarded during the fiscal year ended December 31, 2011, or the period ending on the date of this Report.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2011, information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

Common Stock
Beneficially Owned
Title of
Name and Address Class Number Percent (1)
-------------------------------------------------------------------------------------------------------------------
Dovid Lieberman Common 262,000,000 3.05%
CJ Lieberman Common 130,000,000 6.15%
Total Common 392,000,000 9.20%
---------------------------------------------------------------------------------------------------------------------
(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2011. As of December 31, 2011, there were 4,257,994,016 shares of our common stock issued and outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of December 31, 2011, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance, aggregated as follows:

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2011	$17,000	none	none	none
2010	$17,000	none	none	none
2009	$0	none	none	none
2008	$0	none	none	none

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

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2011 with management and the independent auditors.

Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2011, for filing with the Securities and Exchange Commission

PART IV

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
_____
* Filed herewith

(b) Reports on Form 8-K

None

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

World Health Energy Holdings, Inc.
(Registrant)

Date: March , 2012	By:	/s/ Dovid Lieberman
Dovid Lieberman,
President, CEO, Director

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dovid Lieberman	President, CEO, Director	March , 2012

/s/ Dovid Lieberman
Dovid Lieberman, President, CEO, Director