Form 10-Q
period 2012-03-31
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2012-05-16
CIK 943535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark one)

☑	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

As of May 1, 2012, there were approximately 19,789,407,996 shares of the Issuer's common stock, par value $0.0007 per share outstanding.

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

INDEX

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WORLD HEALTH ENERGY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2012	2011
ASSETS:
CURRENT ASSETS:
Cash	65	212
	65	212
PROPERTY AND EQUIPMENT:
Furniture, fixtures and equipment	4,353	4,353
Less: Accumulated depreciation	4,353	4,353
	-	-

TOTAL ASSETS:	65	212

LIABILITIES AND EQUITY:
CURRENT LIABILITIES:
Accounts payable	57,643	36,888
Accrued liabilities	8,300	8,300
Due to affiliates	213,973	* 181,414
	279,916	226,602

EQUITY:
Preferred stock, $0.0007 par value, authorized 10,000,000 shares;
5,000,000 issued and outstanding	3,500	3,500

Common stock, $0.0007 par value, authorized 110,000,000,000, 19,789,407,996 shares issued and outstanding December 31, 2012,
issued and outstanding December 31, 2011: 4,257,994,016	13,852,586	2,980,596

Common shares remaining to be issued for acquisition	30,480,793	41,352,783
Additional paid in capital	28,780,947	28,780,947
Accumulated deficit	(73,397,677)	(73,344,216)
Total equity (deficit)	(279,851)	(226,390)

TOTAL LIABILITIES AND EQUITY:	65	212

* Reclassified.

The accompanying notes are an integral part of the financial statements

WORLD HEALTH ENERGY HOLDINGS, INC.
 STATEMENT OF ACTIVITIES

	For the Three Months Ended
	March 31, 2012	March 31, 2011

REVENUE	-	-
COST OF SALES	-	-
GROSS MARGIN	-	-

OPERATING EXPENSES
General and administrative	32,608	16,228
Professional fees	20,853	12,000
Total expenses	53,461	28,228

LOSS FROM OPERATIONS	53,461	28,228

LOSS PER WEIGHTED AVERAGE COMMON SHARES	0.00	0.00

NUMBER OF WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	13,303,762,598	4,257,994,016

The accompanying notes are an integral part of the financial statements

WORLD HEALTH ENERGY HOLDINGS, INC.
 STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity

Beginning Balance, January 1, 2007	875,157,996	612,611	21,982,453	(24,368,004)	(1,772,940)

Shares issued for debt late payment penalty	6,000,000	4,200	33,600	0	37,800
Shares issued for acquisition	5,000,000	3,500	26,500	0	30,000
Shares issued for services	51,000,000	35,700	234,000	0	269,700
Shares deemed not yet issued but accrued to be issued	(57,157,996)	(40,011)	(113,285)	0	(153,296)
Net loss	0	0	0	(835,204)	(835,204)

Balance, December 31, 2007	880,000,000	616,000	22,163,268	(25,203,208)	(2,420,440)

Net loss	0	0	0	(16,351)	(16,351)

Balance, December 31, 2008	880,000,000	616,000	22,163,268	(25,219,559)	(2,436,791)

Shares issued to settle accrued expenses	85,000,000	59,500	25,500	0	85,000
Shares issued to complete acquisition	50,000,000	35,000	265,000	0	300,000
Shares issued to settle A/P and expenses	95,000,000	66,500	62,010	0	128,510
Shares issued to settle lawsuit and A/P	125,000,000	87,500	452,938	0	540,438
Shares issued to settle acc'd salary, loans & expenses	575,000,000	402,500	1,016,610	0	1,415,610
Net income	0	0	0	419,570	419,570

Balance, December 31, 2009	1,810,000,000	1,267,000	23,985,326	(24,799,989)	452,337

Shares issued for acquisition	2,447,994,016	1,716,596	4,795,620	0	6,512,216
Net loss	0	0	0	(115,415)	(115,415)

Ending Balance, December 31, 2010	4,257,994,016	2,983,596	28,780,946	(24,915,404)	6,849,138

Net loss	0	0	0	(48,428,812)	(48,428,812)

Ending Balance, December 31, 2011	4,257,994,016	2,983,596	28,780,946	(73,344,216)	(41,579,674)

Shares issued for acquisition	15,531,413,980	10,868,990	0	0	10,868,990
Net loss	0	0	0	(53,461)	(53,461)

Ending Balance, March 31, 2012	19,789,407,996	13,852,586	28,780,946	(73,397,677)	(30,764,145)

The accompanying notes are an integral part of the financial statements

WORLD HEALTH ENERGY HOLDINGS, INC.
 STATEMENT OF CASH FLOWS

	Consolidated
	For the Three Months Ended	For the Three Months Ended
	March 31,	March 31,
	2012	2011
Cash flows from operating activities:

Net loss	(53,461)	(28,228)

Changes in assets and liabilities:
Increase in due to affiliates	32,559	-
Increase in accounts payable	20,755	14,000
Increase in related parties
Decrease in Investment in subsidiaries

Net cash used for operating activities	53,314	(14,228)

Cash flows from investing activities:

Net cash (used for) investing activities	-	-

Cash flows from financing activities:

Proceeds from loan from affiliate	-	14,228

Net cash provided by financing activities	-	-

(Decrease) increase in cash and cash equivalents	(147)	-

Cash and cash equivalents at beginning of year	212	-

Cash and cash equivalents at end of year	65	-

Non-cash Financing Activities
Common stock issued for acquisition	10,868,990	-

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

WORLD HEALTH ENERGY HOLDINGS, INC.
NOTES TO THE FINANCIAL STATEMENTS

3) Significant Accounting Policies (continued)

b)  Loss per share:

Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. There were no common stock equivalents for the periods ended March 31, 2012 and 2011.

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

g) Inventories

Inventories are stated at the lower of cost or market on the first-in, first-out ("FIFO") basis. There was no inventory at March 31, 2012 and 2011.

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

k) Research and Development Costs

Research and development costs are expensed as incurred. Total research and development expenditures for the periods ended March 31, 2011 and 2010 amounted to $0 and $0, respectively.

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

WORLD HEALTH ENERGY HOLDINGS, INC.
NOTES TO THE FINANCIAL STATEMENTS

(4) Due to Affiliates

In 2011, the amounts due to related parties were classified in the following groups with respective amounts: Related parties ($58,000); Due to affiliates ($121,791); Stockholder loans payable ($1,623).

(5) Stockholders' Equity (Deficit)

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

WORLD HEALTH ENERGY HOLDINGS, INC.
NOTES TO THE FINANCIAL STATEMENTS

(5) Stockholders' Equity (Deficit) (continued)

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

In 2010, the Company entered into an agreement to acquire 100% of the issued and outstanding common stock of GNE-India from GNE-Cyprus. This agreement calls for the Company to issue 18,000,000,000 shares of the Company’s common stock. In the fall of 2010 the Company issued 2,447,994,016 of these shares with the remaining 15,552,005,984 shares to be issued once the Company increases its authorized from 4,500,000,000 to some amount above 21,000,000,000. This issuance took place in 2012. The Company valued this transaction by the shares to be issued priced at the average price per share of the shares issued in November 2009, $0.002659, as no other transactions in the Company’s common stock occurred between these dates. This valued the transaction at $47,862,000. The Company has recorded goodwill in the amount of $47,830,000 as a result of this transaction.

WORLD HEALTH ENERGY HOLDINGS, INC.
NOTES TO THE FINANCIAL STATEMENTS

(5) Stockholders' Equity (Deficit) (continued)

On February 9, 2012, the Company issued the remaining 15,553,005,984 shares. This issuance was to complete the GNE India WHEN asset purchase agreement of June 2010.

(6) Income Taxes

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

(7) Related Parties

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

WORLD HEALTH ENERGY HOLDINGS, INC.
NOTES TO THE FINANCIAL STATEMENTS

(7) Related Parties (continued)

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

WORLD HEALTH ENERGY HOLDINGS, INC.
NOTES TO THE FINANCIAL STATEMENTS

(7) Related Parties (continued)

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

For the aggregation of related parties balacnes from the first quarter of 2012 and onwards, see Note (4).

(8) Going Concern

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
NOTES TO THE FINANCIAL STATEMENTS

(9) Office Space

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

(10) Stock Options and Warrants

There are no stock options outstanding at March 31, 2011 and 2010. There were 7,000,000 warrants outstanding at December 31, 2006, which expired during 2007.

(11) Securities Purchase Agreement and Plan of Reorganization

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

 (12) Goodwill impairment

Management evaluates goodwill annually for impairment. Due to the lack of generating any revenues from the GNE-India process in 2011, the results of the impairment evaluation indicated that the full amount of the $47,830,000 reported as goodwill should be considered impaired. This was executed during the fourth quarter of 2011.  Management considers the Company as a whole to be the reporting unit for the goodwill evaluation.  A present value of cash flows model, using Level 3 (significant unobservable) market inputs was used to estimate the fair value of the reporting unit

(13) Subsequent events

There were no subsequent events after the balance date until approving these financial statements.

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

Comparison of Operating Results for the Quarter Ended March 31, 2012 to the Quarter Ended March 31, 2011

Revenues

Revenues for the quarter ended March 31, 2012 were $0 as compared to $0 for the quarter ended March 31, 2011, which represents no change.

Operating Expenses and Charges

Cost and expenses for the quarter ended March 31, 2012 were $53,461 as compared to $28,228 for the quarter ended March 31, 2011.

We incurred a net operating loss for the first quarter 2012 of $53,461 as compared to a net operating loss for the first quarter 2011 totaling $28,228.

Net Loss and Net Loss Per Share

Our net loss and net loss per share was $53,461 and $0.00 for the quarter ended March 31, 2012, as compared to $28,228 and $0.00 for the quarter ended March 31, 2011.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2012 we had current assets of $65 and total assets of $65. We had current liabilities of $279,916.

At March 31, 2012, we had a working capital deficiency of $279,851.

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

None

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

World Health Energy Holdings, Inc.

Date: May 15, 2012	By:	/s/ Dovid Lieberman
Dovid Lieberman
Chief Executive Officer,
Chief Financial Officer*