Form 10-Q/A
period 2012-03-31
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2012-09-24
CIK 943535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Amendment No. 1

to

Form 10-Q

(Mark one)

[X] Quarterly  Report Under Section 13 or 15(d) of The Securities  Exchange Act of 1934

For the quarterly period ended March 31, 2012

[  ] Transition Report Under Section 13 or 15(d) of The Securities  Exchange Act of 1934

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

Indicate by check mark whether the issuer (1) has filed all reports  required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes [X]  No [  ]

Indicate by check mark whether the registrant is an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ] Yes  [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of September 20, 2012, there were approximately 19,789,407,996 shares of the Issuer's common stock, par value $0.0007 per share outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to World Health Energy Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the Securities and Exchange Commission on May 16, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 31.1 and 31.2, Certifications Pursuant to Rules 13a-14(a) or 15d-14(a) and Exhibit 32.1 and 32.2, Certifications Pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, which was not included in our last filed Form 10-Q.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

ITEM 6   EXHIBITS

(a) The following  sets forth those  exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit number	Descriptions

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.**

31.2	Certification of the Acting Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.**

32.1	Certification Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.**

32.2	Certification Acting Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.**

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	These exhibits were previously included or incorporated by reference in World Health Energy Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed with the Securities and Exchange Commission on May 16, 2012.
**	Filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

World Health Energy Holdings, Inc.

Date: September 24, 2012	By:	/s/ David Lieberman
David Lieberman
Chief Executive Officer,
Chief Financial Officer*

*   David Lieberman  has  signed  both on  behalf  of the  registrant  as a duly authorized officer and as the Registrant's principal accounting officer.