Form 10-Q
period 2012-06-30
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2012-12-10
CIK 943535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark one)

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

Registrant’s telephone number, including area code: (212) 444 1019

 (Former name or former address, if changes since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ].

Indicate by check mark whether the registrant is an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 1, 2012, there were approximately 19,789,407,996 shares of the Issuer’s common stock, par value $0.0007 per share outstanding.

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

2

3

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

4

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET

	June 30, 2012	December 31, 2011

ASSETS:

CURRENT ASSETS:
Cash	0	212
	0	212
PROPERTY AND EQUIPMENT:
Furniture, fixtures and equipment	4,353	4,353
Less: Accumulated depreciation	4,353	4,353
	-	-

TOTAL ASSETS:	0	212

LIABILITIES AND EQUITY:

CURRENT LIABILITIES:
Cash	10	0
Accounts payable	58,874	36,888
Accrued liabilities	8,300	8,300
Due to affiliates	241,967	*181,414
	309,151	226,602

EQUITY:
Preferred stock, $0.0007 par value, authorized 10,000,000 shares; 5,000,000 issued and outstanding	3,500	3,500

Common stock, $0.0007 par value, authorized 4,500,000,000 shares; 19,789,407,996 issued and outstanding (December 31, 2011: 4,257,994,016)	13,852,586	2,980,596

Common shares remaining to be issued for acquisition	30,480,793	41,352,783
Additional paid in capital	28,780,947	28,780,947
Accumulated deficit	(73,426,977)	(73,344,216)
Total equity (deficit)	(309,151)	(226,390)

TOTAL LIABILITIES AND EQUITY:	0	212

* Reclassified.

The accompanying notes are an integral part of the financial statements

WORLD HEALTH ENERGY HOLDINGS, INC.

STATEMENT OF ACTIVITIES

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

REVENUE	-	-	-	-
COST OF SALES	-	-	-	-
GROSS MARGIN	-	-	-	-

OPERATING EXPENSES
General and administrative	17,079	22,901	49,687	39,128
Professional fees	12,221	6,500	33,074	18,500
Total expenses	29,300	29,401	82,761	57,628

LOSS FROM OPERATIONS	29,300	29,401	82,761	57,628

LOSS PER WEIGHTED AVERAGE COMMON SHARES	0.00	0.00	0.00	0.00

NUMBER OF WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	13,303,762,598	4,257,994,016	13,303,762,598	4,257,994,016

The accompanying notes are an integral part of the financial statements

WORLD HEALTH ENERGY HOLDINGS, INC.

STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Beginning Balance, January 1, 2007	875,157,996	612,611	21,982,453	(24,368,004)	(1,772,940)

Shares issued for debt late payment penalty	6,000,000	4,200	33,600	0	37,800
Shares issued for acquisition	5,000,000	3,500	26,500	0	30,000
Shares issued for services	51,000,000	35,700	234,000	0	269,700
Shares deemed not yet issued but accrued to be issued	(57,157,996)	(40,011)	(113,285)	0	(153,296)
Net loss	0	0	0	(835,204)	(835,204)

Balance, December 31, 2007	880,000,000	616,000	22,163,268	(25,203,208)	(2,420,440)

Net loss	0	0	0	(16,351)	(16,351)

Balance, December 31, 2008	880,000,000	616,000	22,163,268	(25,219,559)	(2,436,791)

Shares issued to settle accrued expenses	85,000,000	59,500	25,500	0	85,000
Shares issued to complete acquisition	50,000,000	35,000	265,000	0	300,000
Shares issued to settle A/P and expenses	95,000,000	66,500	62,010	0	128,510
Shares issued to settle lawsuit and A/P	125,000,000	87,500	452,938	0	540,438
Shares issued to settle acc’d salary, loans & expenses	575,000,000	402,500	1,016,610	0	1,415,610
Net income	0	0	0	419,570	419,570

Balance, December 31, 2009	1,810,000,000	1,267,000	23,985,326	(24,799,989)	452,337

Shares issued for acquisition	2,447,994,016	1,716,596	4,795,620	0	6,512,216
Net loss	0	0	0	(115,415)	(115,415)

Ending Balance, December 31, 2010	4,257,994,016	2,983,596	28,780,946	(24,915,404)	6,849,138

Net loss	0	0	0	(48,428,812)	(48,428,812)

Ending Balance, December 31, 2011	4,257,994,016	2,983,596	28,780,946	(73,344,216)	(41,579,674)

Shares issued for acquisition	15,531,413,980	10,868,990	0	0	10,868,990
Net loss	0	0	0	(82,761)	(82,761)

Ending Balance, June 30, 2012	19,789,407,996	13,852,586	28,780,946	(73,426,977)	(30,793,445)

The accompanying notes are an integral part of the financial statements

WORLD HEALTH ENERGY HOLDINGS, INC.

STATEMENT OF CASH FLOWS

	Consolidated
	For the Six Months Ended	For the Six Months Ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities:

Net loss	(82,761)	(57,628)

Changes in assets and liabilities:

Increase in cash due to bank	10	-
Increase in due to affiliates	60,553	-
Increase in accounts payable	21,986	21,792
Increase in related parties
Decrease in Investment in subsidiaries

Net cash used for operating activities	(212)	(35,836)

Cash flows from investing activities:

Net cash (used for) investing activities	-	-

Cash flows from financing activities:

Proceeds from loan from affiliate	-	36,108

Net cash provided by financing activities	-	36,108

(Decrease) increase in cash and cash equivalents	(212)	272

Cash and cash equivalents at beginning of year	212	-

Cash and cash equivalents at end of year	0	272

Non-cash Financing Activities
Common stock issued for acquisition	10,868,990	-

The accompanying notes are an integral part of the financial statements

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO THE FINANCIAL STATEMENTS

(1) Nature of Business

The consolidated financial statements include the accounts of World Health Energy Holdings, Inc., (“WHEH”), (f/k/a Advanced Plant Pharmaceuticals, Inc.), and its majority owned subsidiaries, Amazing Nutritionals, Inc. (“Amazing”) acquired in January 2004, and Mazal Plant Pharmaceuticals, Inc. (“Mazal”) acquired in December 2004. On June 6, 2005, WHEH entered into a stock exchange agreement with AKID Corporation (“AKID”) to exchange 7,000,000 shares of Mazal’s common stock held by APPI for 20,000,000 shares of AKID common stock. AKID also acquired 3,130,000 shares of Mazal’s outstanding shares from the remaining Mazal stockholders in exchange for 6,180,000 shares of its common stock. In connection with the merger, Mazal became a wholly owned subsidiary of AKID. Prior to the merger, AKID was a non-operating “shell” corporation. Pursuant to Securities and Exchange Commission rules, the merger of a private operating company, Mazal Plant Pharmaceuticals, Inc. into a non-operating public shell corporation with nominal net assets, AKID, is considered a capital transaction. At the time of the merger, the officers and directors of AKID resigned and were replaced with the officers and directors of Mazal. For Financial Statement presentation, the merger has been reflected in the Financial Statements as though it occurred on December 31, 2004. In October 2005, AKID filed a name change to Mazal Plant Pharmaceuticals, Inc. During 2006, as a result of the Company transferring shares of Mazal common stock to the Company’s stockholders’ in payment of debt, Mazal ceased to be a subsidiary. As a result of shares of stock issued by Amazing, the Company no longer holds a majority interest.

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

(3) Significant Accounting Policies

a)	Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO THE FINANCIAL STATEMENTS

3) Significant Accounting Policies (continued)

b)	Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. There were no common stock equivalents for the periods ended June 30, 2012 and 2011.

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

e) Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109 (“SFAS” No. 109). Under this method, the Company recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements. The principal types of differences, which are measured at the current tax rates are the deductibility of stock based compensation for income tax purposes, and net operating loss carry forwards. SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

f) Allowance for Doubtful Accounts

It is the Company’s policy to provide an allowance for doubtful accounts when it believes there is a potential for non-collectability.

g) Inventories

Inventories are stated at the lower of cost or market on the first-in, first-out (“FIFO”) basis. There was no inventory at June 30, 2012 and 2011.

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

i) Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation” prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires employee compensation expense to be recorded (1) using the fair value method or (2) using the intrinsic value method as prescribed by accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB25”) and related interpretations with pro forma disclosure of what net income and earnings per share would have been if the Company adopted the fair value method. The Company accounts for employee stock based compensation in accordance with the provisions of APB 25. For non-employee options and warrants, the company uses the fair value method as prescribed in SFAS 123.

j) Revenue Recognition

The Company recognizes revenue when the product is manufactured and shipped.

k) Research and Development Costs

Research and development costs are expensed as incurred. Total research and development expenditures for the periods ended June 30, 2012 and 2011 amounted to $0 and $0, respectively.

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

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO THE FINANCIAL STATEMENTS

(4) Due to Affiliates

At the quarter ended June 30, 2012, the amounts due to related parties were classified in the following groups with respective amounts: Related parties ($82,000); Due to affiliates ($158,344); Stockholder loans payable ($1,623). In 2011, the amounts due to related parties were classified in the following groups with respective amounts: Related parties ($58,000); Due to affiliates ($121,791); Stockholder loans payable ($1,623).

(5) Stockholders’ Equity (Deficit)

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

In the second quarter 2006, the Company issued 19,000,000 shares of its common stock to a vendor for prepaid services at $0.0016 per share. The aggregate remuneration of $30,400 has been treated as prepaid consulting expenses. In the fourth quarter 2006, the Company issued 25,000,000 shares of its common stock pursuant to a stock purchase agreement at $0.002 per share realizing $50,000 and the Company issued 13,000,000 shares of its common stock to consultants for services at $0.0068 per share. The aggregate remuneration of $88,400 has been treated as stock based compensation and expensed in the current year. Additional paid-in capital includes $272,600 for the transfer of 1,400,000 shares of common stock of Amazon Biotech, Inc., held as an investment by the Company, to three stockholders’ of the Company in payment of accrued expenses stockholders’ in the amount of $202,000 and compensation in the amount of $72,000. The stock had a basis of $1,400. Additional paid-in capital includes $6,799,405 for the transfer of 17,000,000 shares of common stock of Mazal, held as an investment by the Company, to two stockholders’ in payment of accrued expenses - stockholders’ in the amount of $253,550, due to stockholder asset acquisition in the amount of $1,315,000, loans payable - stockholders’ in the amount of $13,709, and compensation in the amount of $5,217,741. The stock had a basis of $595.

In the first quarter 2007, the Company authorized the issuance of 4,000,000 shares of its common stock under an S-8 filing with the Securities and Exchange Commission at $0.0072 per share to the Company’s attorney in consideration of accrued legal services, and the Company authorized the issuance of 17,000,000 shares of its common stock under an S-8 filing with the Securities and Exchange Commission at $0.0047 per share for services rendered.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO THE FINANCIAL STATEMENTS

(5) Stockholders’ Equity (Deficit) (continued)

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

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO THE FINANCIAL STATEMENTS

(5) Stockholders’ Equity (Deficit) (continued)

On February 9, 2012, the Company issued the remaining 15,553,005,984 shares. This issuance was to complete the GNE India WHEN asset purchase agreement of June 2010.

(6) Income Taxes

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry- forwards for income tax purposes of approximately $24,993,500 expiring in various years from 2019 through 2031. Deferred tax assets are reduced by a valuation allowance if, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management’s valuation procedures consider projected utilization of deferred tax assets over the next several years, and continually evaluate new circumstances surrounding the future realization of such assets. The difference between income taxes and the amount computed by applying the federal statutory tax rate to the loss before income taxes is due to an increase in the deferred tax asset valuation allowance. The valuation allowance at March 31, 2011 and 2010 is 100%.

(7) Related Parties

a)	Due to Stockholder - Asset Acquisition The Company agreed to pay a related party consultant a royalty payment of $0.01 per bottle plus, 1% of the Company’s suggested retail price of each bottle sold, plus 10% of the Company’s net profits from the sale of products manufactured with the process. In the event the Company enters into an agreement with a third party for the sale of products manufactured with the process, the agreement must unconditionally provide for payment to the Company of not less than $20,000,000. Upon receipt of sale proceeds by the Company, the Company must issue to the related consultant 5,000,000 shares for each $20,000,000 paid to the Company, not to exceed 25,000,000 shares. Revenues to date have been insignificant and no payments or stock issuances to this related party consultant have been made to date.

b)	Loans Payable and Accrued Expenses - Stockholders Loans payable - stockholders consists of unsecured, non-interest bearing short-term loans including cash for working capital and other expenses paid on behalf of the Company.

Upon the resignation of C.J. Lieberman (the “related party consultant”) as President in 1996, the Company retained him as a consultant. His current consultant’s agreement dated June 10, 1999, provides for monthly consulting fees of $9,000, reimbursement of all direct expenses incurred while providing services to the Company, and a five year option to purchase 750,000 shares of the Company’s common stock at an exercise price of $0.02 per share. These options expired in June 2004. No shares of common stock were issued to this consultant for services in 2007 or 2006. During 2006, the Company transferred shares of Mazal and Amazon Biotech, Inc. (“Amazon”) common stock held for investment to the consultant in payment in the amount of $207,900.

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

The Director of the Company advanced to the Company cash and paid expenses on behalf of the Company. The Director has an employment agreement with the Company dated June 10, 1999, which provides for an annual base salary of $135,000, reimbursement of all direct expenses incurred while providing services to the Company and a five year option to purchase 750,000 shares of the Company’s common stock at an exercise price of $0.01 per share. These options expired in June 2004. During 2006, the Company transferred shares of Amazon common stock held for investment in payment of $90,000. The balance due the Director at December 31, 2007 and 2006 was $738,839 and $738,839, respectively. The Director also entered into an employment agreement with Mazal. The agreement has a monthly base salary of $2,000. The agreement expired December 10, 2006.

An officer of the Company has an employment agreement with the Company dated June 10, 1999, which provides for an annual base salary of $75,000 and a five year option to purchase 750,000 shares of the Company’s common stock at an exercise price of $0.02 per share. These options expired in June 2004. During 2006, the Company transferred shares of Mazal and Amazon common stock held for investment as payment in the amount of $157,650. The balance due the Officer at December 31, 2009 and 2008 was $0 and $29,346, respectively. This officer also entered into an employment agreement with Mazal. The agreement has an annual salary of $36,000 and expired January 2, 2007.

During 2003, a stockholder loaned the Company $620,000 for working capital. During 2004, this stockholder loaned the Company $8,000 and the Company issued 25,000,000 shares of common stock to the stockholder to reduce the debt by $500,000. The balance due the stockholder at December 31, 2011 and 2010 was $0. There was no due date and the loan was repaid with the issuance of 44,113,303 shares of the Company’s common stock.

A stockholder loaned the Company $5,000 for working capital. The balance due the stockholder at December, 2011 and 2010 was $0. There was no due date and the loan was repaid with the issuance of 1,723,176 shares of the Company’s common stock.

On February 20, 2000, the Company entered into an asset purchase agreement with Dr. Leonard Bielory (former Chairman of the Board of Directors of APPI who resigned in 2003) whereby the Company acquired the exclusive rights and interest to allergy and sinus formulations he developed (“Assets”). The purchase price included options to purchase 18,000,000 shares of the Company’s common stock at an aggregate exercise price of $180. The options were to be issued in two phases. The first phase was completed in 2000 and the options, for 12,000,000 shares of common stock, required to purchase the assets were issued in 2000.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO THE FINANCIAL STATEMENTS

(7) Related Parties (continued)

The fair value of the 12,000,000 shares, as determined by management, was $1,079,880 and is included in intangible assets. In addition, the Company agreed to pay Dr. Bielory a royalty payment of $0.01 per bottle plus, 1% of the Company’s suggested retail price of each product sold, plus 10% of the Company’s net profits from the sale of products manufactured with these Assets. In the event the Company enters into an agreement with a third party for the sale of products manufactured with these assets, the agreement must unconditionally provide for payment of not less than $20,000,000 either in lump sum or over a period of four years. Upon receipt of the sale proceeds by the Company, the Company shall issue to Dr. Bielory 5,000,000 shares for each $20,000,000 paid to the Company, not to exceed 25,000,000 shares. During the years ended December 31, 2007 and 2006 royalty expense amounted to $0 and $56, respectively. On March 15, 2000, the Company entered into a consulting agreement with Dr. Bielory whereby under the terms of the agreement, the Company is required to pay Dr. Bielory certain monthly amounts, some contingent on the Company achieving specified net profit levels. During 2004, the Company paid down $20,000 of the liability due to Dr. Bielory by issuing 2,000,000 shares of common stock. At December 31, 2011 and 2010 the balance due was $0, which was settled by the issuance of 26,700,084 shares of common stock.

In 2010 a stockholder loaned the Company $3,622, of which $2,000 has been repaid. There is no due date nor an interest rate specified. In 2010 another stockholder loaned the Company $62,027, of which $0 has been repaid. There is no due date nor an interest rate specified.

For the aggregation of related parties balances from the first quarter of 2012 and onwards, see Note (4).

(8) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of approximately $73,344,216 accumulated through December 31, 2011. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is presently seeking to raise permanent equity capital in the capital markets to eliminate negative working capital and provide working capital. Failure to raise equity capital or secure some other form of long-term debt arrangement will cause the Company to further increase its negative working capital deficit and could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO THE FINANCIAL STATEMENTS

(9) Office Space

The Company maintained its corporate office in New York pursuant to an operating lease which expired March 31, 2008 and called for monthly lease payments of $2,445 from April 2007 through March 2008, plus 35% of the floors electricity cost and $100 per month May to September for air conditioning. In 2010, the Company relocated its corporate office to West Palm Beach, FL, and subleases space on an informal month to month lease at a rate of $125 per month.

(10) Stock Options and Warrants

There were no stock options outstanding at June 30, 2012 and 2011. There were 7,000,000 warrants outstanding at December 31, 2006, which expired during 2007.

(11) Securities Purchase Agreement and Plan of Reorganization

On January 16, 2007, the Company’s board of directors approved a Securities Purchase Agreement and Plan of Reorganization entered into on January 9, 2007, between the Company and World Health Energy, Inc. (“WHE”) to effect a merger of the two companies. The agreement calls for APPI to purchase 100% of the shares of WHE in exchange for 55,000,000 shares of the Company. The resulting entity would be known as World Health Energy, Inc. In addition, the agreement calls for an employment agreement with the shareholder of WHE as the Chief Operating Officer (“COO”) of the Company which will include the issuance of 25,000,000 shares of the current APPI common stock (or the equivalent upon execution of the exchange) and an additional 15,000,000 shares will be allocated to an employment performance package. The COO will also receive a bonus of one percent (1%) of net profits once the Company reaches $5,000,000 in revenue.

(12) Goodwill impairment

Management evaluates goodwill annually for impairment. Due to the lack of generating any revenues from the GNE-India process in 2011, the results of the impairment evaluation indicated that the full amount of the $47,830,000 reported as goodwill should be considered impaired. This was executed during the fourth quarter of 2011. Management considers the Company as a whole to be the reporting unit for the goodwill evaluation. A present value of cash flows model, using Level 3 (significant unobservable) market inputs was used to estimate the fair value of the reporting unit.

(13) Subsequent events

There were no subsequent events after the balance date until approving these financial statements.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-Q as well as our other SEC filings.

Overview

The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption “Financial Statements.”

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

Comparison of Operating Results for the Quarter Ended June 30, 2012 to the Quarter Ended June 30, 2011

Revenues

Revenues for the quarter ended June 30, 2012 were $0 as compared to $0 for the quarter ended June 30, 2011, which represents no change.

Operating Expenses and Charges

Cost and expenses for the six months ended June 30, 2012 were $82,761 as compared to $57,628 for the quarter ended June 30, 2011.

We incurred a net operating loss for the first six months 2012 of $82,761 as compared to a net operating loss for the first six months 2011 totaling $57,628.

Net Loss and Net Loss Per Share

Our net loss and net loss per share was $82,761 and $0.00 for the six months ended June 30, 2012, as compared to $57,628 and $0.00 for the six months ended June 30, 2011.

5

Financial Condition, Liquidity and Capital Resources

As of June 30, 2012 we had current assets of $-10 and total assets of $-10. We had current liabilities of $308,123.

At June 30, 2012, we had a working capital deficiency of $309,141.

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

Going Concern.

The Company has suffered recurring losses from operations and is in serious need of additional financing. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot obtain additional financing or, in the alternative, affect a merger or acquisition. The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

Net loss per share. Basic loss per weighted average common share excludes dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company applies Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (FAS 123).

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

6

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company is not subject to any specific market risk other than that encountered by any other public company related to being publicly traded.

Item 4T - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s President, Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company’s President, Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

7

PART II - OTHER INFORMATION

Item 1   Legal Proceedings

None

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3   Defaults Upon Senior Securities

None

Item 4   Submission of Matters to a Vote of Security Holders

None

Item 5   Other Information

None

Item 6   Exhibits

(a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit Number	Descriptions

31.1	* Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	* Certification of the Acting Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	* Certification Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	* Certification Acting Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

______________

*    Filed herewith.

(b) The following sets forth the Company’s reports on Form 8-K that have been filed during the quarter for which this report is filed:

None

8

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

World Health Energy Holdings, Inc.

By:	/s/ Dovid Lieberman
Dovid Lieberman
Chief Executive Officer

And:	/s/ Jason Lurie
Jason Lurie
Chief Financial Officer

Date: December 10, 2012

9