Form 10-Q
period 2012-09-30
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2013-02-07
CIK 943535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark one)

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

2

3

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

4

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET

	September 30, 2012	December 31, 2011

ASSETS:

CURRENT ASSETS:
Cash	0	212
	0	212
PROPERTY AND EQUIPMENT:
Furniture, fixtures and equipment	4,353	4,353
Less: Accumulated depreciation	4,353	4,353
	-	-

TOTAL ASSETS:	0	212

LIABILITIES AND EQUITY:

CURRENT LIABILITIES:
Cash	85	0
Accounts payable	63,400	36,888
Accrued liabilities	8,300	8,300
Due to affiliates	265,052	* 181,414
	336,837	226,602

EQUITY:
Preferred stock, $0.0007 par value, authorized 10,000,000 shares; 5,000,000 issued and outstanding	3,500	3,500

Common stock, $0.0007 par value, authorized 4,500,000,000 shares; 19,789,407,996 issued and outstanding (December 31, 2011: 4,257,994,016)	13,852,586	2,980,596

Common shares remaining to be issued for acquisition	30,480,793	41,352,783
Additional paid in capital	28,780,947	28,780,947
Accumulated deficit	(73,454,663)	(73,344,216)
Total equity (deficit)	(336,837)	(226,390)

TOTAL LIABILITIES AND EQUITY:	0	212

* Reclassified.

The accompanying notes are an integral part of the financial statements

WORLD HEALTH ENERGY HOLDINGS, INC.

STATEMENT OF ACTIVITIES

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

REVENUE	-	-	-	-
COST OF SALES	-	-	-	-
GROSS MARGIN	-	-	-	-

OPERATING EXPENSES
General and administrative	19,216	18,933	68,903	58,061
Professional fees	8,470	1,500	41,544	20,000
Total expenses	27,686	20,433	110,447	78,061

LOSS FROM OPERATIONS	27,686	20,433	110,447	78,061

Goodwill impairment	0	47,830,000	0	47,830,000

NET LOSS	27,686	47,850,433	110,447	47,908,061

LOSS PER WEIGHTED AVERAGE COMMON SHARES	0.00	0.01	0.00	0.01

NUMBER OF WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	13,303,762,598	4,257,994,016	13,303,762,598	4,257,994,016

The accompanying notes are an integral part of the financial statements

WORLD HEALTH ENERGY HOLDINGS, INC.

STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Beginning Balance, January 1, 2007	875,157,996	612,611	21,982,453	(24,368,004)	(1,772,940)

Shares issued for debt late payment penalty	6,000,000	4,200	33,600	0	37,800
Shares issued for acquisition	5,000,000	3,500	26,500	0	30,000
Shares issued for services	51,000,000	35,700	234,000	0	269,700
Shares deemed not yet issued but accrued to be issued	(57,157,996)	(40,011)	(113,285)	0	(153,296)
Net loss	0	0	0	(835,204)	(835,204)

Balance, December 31, 2007	880,000,000	616,000	22,163,268	(25,203,208)	(2,420,440)

Net loss	0	0	0	(16,351)	(16,351)

Balance, December 31, 2008	880,000,000	616,000	22,163,268	(25,219,559)	(2,436,791)

Shares issued to settle accrued expenses	85,000,000	59,500	25,500	0	85,000
Shares issued to complete acquisition	50,000,000	35,000	265,000	0	300,000
Shares issued to settle A/P and expenses	95,000,000	66,500	62,010	0	128,510
Shares issued to settle lawsuit and A/P	125,000,000	87,500	452,938	0	540,438
Shares issued to settle acc’d salary, loans & expenses	575,000,000	402,500	1,016,610	0	1,415,610
Net income	0	0	0	419,570	419,570

Balance, December 31, 2009	1,810,000,000	1,267,000	23,985,326	(24,799,989)	452,337

Shares issued for acquisition	2,447,994,016	1,716,596	4,795,620	0	6,512,216
Net loss	0	0	0	(115,415)	(115,415)

Ending Balance, December 31, 2010	4,257,994,016	2,983,596	28,780,946	(24,915,404)	6,849,138

Net loss	0	0	0	(48,428,812)	(48,428,812)

Ending Balance, December 31, 2011	4,257,994,016	2,983,596	28,780,946	(73,344,216)	(41,579,674)

Shares issued for acquisition	15,531,413,980	10,868,990	0	0	10,868,990
Net loss	0	0	0	(110,447)	(110,448)

Ending Balance, September 30, 2012	19,789,407,996	13,852,586	28,780,946	(73,454,663)	(30,821,132)

The accompanying notes are an integral part of the financial statements

WORLD HEALTH ENERGY HOLDINGS, INC.

STATEMENT OF CASH FLOWS

	Consolidated
	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities:

Net loss	(110,447)	(47,908,061)

Adjustments to reconcile net loss to net cash used by operating activities:
Goodwill impairment	0	47,830,000

Changes in assets and liabilities:
Increase in due to affiliates	83,638	-
Increase in accounts payable	26,512	35,083
Increase in related parties
Decrease in Investment in subsidiaries

Net cash used for operating activities	(297)	(42,978)

Cash flows from investing activities:

Net cash (used for) investing activities	-	-

Cash flows from financing activities:

Proceeds from loan from affiliate	-	43,190

Net cash provided by financing activities	-	43,190

(Decrease) increase in cash and cash equivalents	(297)	212

Cash and cash equivalents at beginning of year	212	-

Cash and cash equivalents at end of year	(85)	212

Non-cash Financing Activities
Common stock issued for acquisition	10,868,990	-

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

(3) Significant Accounting Policies

a)	Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO THE FINANCIAL STATEMENTS

3) Significant Accounting Policies (continued)

b)	Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. There were no common stock equivalents for the periods ended September 30, 2012 and 2011.

c)	Cash and Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.

d)	Significant Estimates

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

Inventories are stated at the lower of cost or market on the first-in, first-out (“FIFO”) basis. There was no inventory at September 30, 2012 and 2011.

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

Research and development costs are expensed as incurred. Total research and development expenditures for the periods ended September 30, 2012 and 2011 amounted to $0 and $0, respectively.

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

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO THE FINANCIAL STATEMENTS

(4) Due to Affiliates

At the quarter ended September 30, 2012, the amounts due to related parties were classified in the following groups with respective amounts: Related parties ($94,000); Due to affiliates ($169,429); Stockholder loans payable ($1,623). In 2011, the amounts due to related parties were classified in the following groups with respective amounts: Related parties ($58,000); Due to affiliates ($121,791); Stockholder loans payable ($1,623).

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

(6) Income Taxes

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry- forwards for income tax purposes of approximately $24,993,500 expiring in various years from 2019 through 2031. Deferred tax assets are reduced by a valuation allowance if, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management’s valuation procedures consider projected utilization of deferred tax assets over the next several years, and continually evaluate new circumstances surrounding the future realization of such assets. The difference between income taxes and the amount computed by applying the federal statutory tax rate to the loss before income taxes is due to an increase in the deferred tax asset valuation allowance. The valuation allowance at September 30, 2012 and 2011 is 100%.

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

(10) Stock Options and Warrants

There were no stock options outstanding at September 30, 2012 and 2011. There were 7,000,000 warrants outstanding at December 31, 2006, which expired during 2007.

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

(12) Goodwill impairment

Management evaluates goodwill annually for impairment. Due to the lack of generating any revenues from the GNE-India process in 2011, the results of the impairment evaluation indicated that the full amount of the $47,830,000 reported as goodwill should be considered impaired. This was executed during the third quarter of 2011. Management considers the Company as a whole to be the reporting unit for the goodwill evaluation. A present value of cash flows model, using Level 3 (significant unobservable) market inputs was used to estimate the fair value of the reporting unit

(13) Subsequent events

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

Comparison of Operating Results for the Quarter Ended September 30, 2012 to the Quarter Ended September 30, 2011

Revenues

Revenues for the quarter ended September 30, 2012 were $0 as compared to $0 for the quarter ended September 30, 2011, which represents no change.

Operating Expenses and Charges

Cost and expenses for the nine months ended September 30, 2012 were $110,447 as compared to $78,061 for the quarter ended September 30, 2011.

We incurred a net operating loss for the first nine months of 2012 of $110,447 as compared to a net operating loss for the first nine months 2011 totaling $78,061.

Net Loss and Net Loss Per Share

Our net loss and net loss per share was $110,477 and $0.00 for the nine months ended September 30, 2012, as compared to $47,908,061 and $0.01 for the nine months ended September 30, 2011.

5

Financial Condition, Liquidity and Capital Resources

As of September 30, 2012 we had current assets of $0 and total assets of $0. We had current liabilities of $336,837.

At September 30, 2012, we had a working capital deficiency of $336,837.

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

Date: February 7, 2013

9