Form 10-K
period 2012-12-31
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2013-04-16
CIK 943535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________ to___________

Commission file number 000-29462

WORLD HEALTH ENERGY HOLDINGS, INC.

(Name of small business issuer in its charter)

Delaware	59-2762023
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

511 Avenue of the Americas #705

New York, NY

(Address of principal executive offices)

10011

(Zip Code)

Issuers telephone number: (212) 444 1019

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, Par Value $0.0007 Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]  No [X]

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]  No [X]

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $12,569,644 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the NQB Pink Sheets reported for such date. Shares of common stock held by each officer and director, and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 15, 2013, the Registrant had 19,789,407,996 outstanding shares of its common stock, $0.0007 par value.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [X]

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

The following discussion should be read in conjunction with World Health Energy Holdings, Inc.’s, (f/k/a Advanced Plant Pharmaceuticals, Inc. (“APPI”)), (“we” “us” “our” the “Company” or “WHEH”) audited financial statements and notes thereto and Item 6 included herein. In connection with, and because the Company desires to take advantage of, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on its behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which, with respect to future business decisions, are subject to change.

These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on the Company’s behalf. Without limiting the generality of the foregoing, words such as “may”, “anticipate”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. The Company disclaims any obligation to update forward-looking statements.

ITEM 1. DESCRIPTION OF BUSINESS

On January 16, 2007, the Company acquired all of the outstanding equity of World Health Energy, Inc. (“WHE”), a Delaware corporation pursuant to the terms and conditions of a Securities Purchase Agreement and Plan of Reorganization (the “Agreement”) dated January 9, 2007 by and among WHEH, WHE and the stockholders of WHE. Pursuant to the Agreement, APPI agreed to issue 55,000,000 shares of its common stock to the two stockholders of WHE.

In 2010, the Company entered into an agreement to acquire 100% of the issued and outstanding common stock of GNE-India from GNE-Cyprus,a company partially owned and operated by a stockholder of the Company. This agreement called for the Company to issue 18,001,000,000 shares of the Company’s common stock. During 2010, the Company issued 2,447,994,016 of these shares, with the remaining 15,553,005,984 shares to be issued once the Company increased its authorized shares to allow for the additional issuance. On December 27, 2011, the Company increased its number of authorized common shares to 110 billion, and on February 9, 2012, the Company distributed the remaining 15,553,005,984 shares as part of the purchase of GNE-India. GNE-India has been dissolved and is not a subsidiary of the Company.

Business of World Health Energy

WHE is an emerging energy, developmental stage company, with limited operations to date. The primary objective of WHE is to produce and market high-quality, low-cost B100 biodiesel with a view towards creating energy independence. In addition to the production of biodiesel, the Company plans to design and manufacture biodiesel production plants in varying capacities to meet the demand of the market; thereby, providing much needed complementary renewable energy solutions to the international biodiesel communities. The Company hopes to develop strategic alliances and partnerships with proposed leased and owned facilities and make resale arrangements with international energy suppliers. WHE intends to align itself with strategic partners to service local and global distributors and corporations seeking lower rates, high quality biodiesel and biodiesel manufacturing plants and to enter into cooperative agreements with farming communities and local governments.

WHE intends to establish biodiesel production operations and to acquire alliances, partnerships and joint ventures with other like-minded parties interested in biodiesel technology. WHE also plans to offer leadership models, marketing support services and financial support to our acquired alliances, partnerships and joint ventures and to service them for fees and percentages of the operations.

WHE’s primary marketing objective will be to utilize existing, well-established distribution channels in each of the markets it enters, and train the local channel partners in the features and cost benefits of WHE’s products and services. The Company will support this strategy with cooperative print marketing programs, web site information services, and direct sales efforts through resellers.

Biodiesel technology although used in Europe for twenty years is a pioneering technology in North America and Asia. WHE’s main competitors in the future may arise from the larger oil distribution operation companies (i.e. Exxon, Shell, PetroCanada), and the new private companies that are also gearing to capitalize from the explosion of biodiesel growth. Most of these companies will have far greater capital resources than WHE. If we are to stay competitive, we must be able to offer the products on a cost competitive basis and provide superior customer service.

WHE has targeted a community in northwest Florida to introduce its first product. Further development of this operation will be subject to entering into a long term land lease program, which will enable us to install our first bio-fuel facility.

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

Our Products

The Company currently has no products that are ready for market.

Employees

As of December 31, 2012, we had a total of two employees, one of whom was full time, whilst the other was part time. We also employed two consultants, as of December 31, 2012, who were involved in business development and financing activities. None of our employees are represented by a labor union and we have not entered into a collective bargaining agreement with any union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Available Information

Information regarding the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, are available to the public from the Securities and Exchange Commission’s (“SEC”)website at http://www.sec.gov as soon as reasonably practicable after the Company electronically files such reports with the Securities and Exchange Commission. Any document that the Company files with the SEC may also be read and copied at the SEC’s public reference room located at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

Risk Factors

You should consider each of the following risk factors and any other information set forth in this Form 10-K and the other Company’s reports filed with the SEC, including the Company’s financial statements and related notes, in evaluating the Company’s business and prospects. The risks and uncertainties described below are not the only ones that impact on the Company’s operations and business. Additional risks and uncertainties not presently known to the Company, or that the Company currently considers immaterial, may also impair its business or operations. If any of the following risks actually occur, the Company’s business and financial condition, results or prospects could be harmed.

RISKS ASSOCIATED WITH THE COMPANY’S PROSPECTIVE BUSINESS AND OPERATIONS

The Company lacks meaningful operating history and will require substantial capital if it is to be successful. We will require additional funds for our operations.

At December 31, 2012, we had a working capital deficiency of $361,295. We will require significant cash in order to implement any acquisitions. No assurances can be given that the Company will be able to obtain the necessary funding during this time to make any acquisitions. The inability to raise additional funds will have a material adverse effect on the Company’s business, plan of operation and prospects. Acquisitions may be made with cash or our securities or a combination of cash and securities. To the extent that we require cash, we may have to borrow the funds or sell equity securities. The issuance of equity, if available, would result in dilution to our stockholders. We have no commitments from any financing source and we may not be able to raise any cash necessary to complete an acquisition. If we fail to make any acquisitions, our future growth may be limited. If we make any acquisitions, they may disrupt or have a negative impact on our business.

The terms on which we may raise additional capital may result in significant dilution and may impair our stock price. Because of our cash position, our stock price and our immediate cash requirements, it is difficult for us to raise capital for any acquisition. We cannot be assured that we will be able to get financing on any terms, and, if we are able to raise funds, it may be necessary for us to sell our securities at a price that is at a significant discount from the market price and on other terms which may be disadvantageous to us. In connection with any such financing, we may be required to provide registration rights to the investors and pay damages to the investor in the event that the registration statement is not filed or declared effective by specified dates. The price and terms of any financing which would be available to us could result in both the issuance of a significant number of shares and significant downward pressure on our stock price.

The Company’s officers and directors may have conflicts of interest in that they are and may become affiliated with other companies. In addition, the Company’s officers do not devote full time attention to the Company’s operations. Until such time that the Company can afford executive compensation commensurate with that being paid in the marketplace, its officers will not devote their full time and attention to the operations of the Company. No assurances can be given as to when the Company will be financially able to engage its officers on a full time basis.

The loss of key members of our senior management team could adversely affect the execution of our business strategy and our financial results.

We believe that the successful execution of our business strategy and our ability to build upon the restructuring we have undertaken depends on the continued employment of our CEO, Mr. Lieberman, and key employees from WHE. If Mr. Lieberman or any members of our senior management team become unable or unwilling to continue in their present positions, our financial results and our business could be materially adversely affected.

We have had little success with our current business operations and there can be no assurance that our new business venture will be successful.

We will continue to operate our current business until and unless we secure sufficient financing for WHE. As WHE is a developmental stage company, there can be no assurance that WHE will be able to successfully implement its planned business model. While its officers have significant experience in the field, without proper financing and/or government grants, it is highly unlikely that WHE will be able to implement its business plan.

In addition, WHE faces intense competition from larger, better capitalized companies.

We have not voluntarily implemented various corporate governance measures in the absence of which, stockholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and NASDAQ are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. While our board of directors has adopted a Code of Ethics and Business Conduct, we have not yet adopted any of these corporate governance measures and, since our securities are not yet listed on a national securities exchange or NASDAQ, we are not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

Provisions of our Articles of Incorporation and Bylaws may delay or prevent take-over which may not be in the best interest of our stockholders.

Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Florida Statutes also may be deemed to have certain anti-takeover effects, which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation’s disinterested stockholders. In addition, our articles of incorporation authorize the issuance of up to 10,000,000 shares of preferred stock, of which 2,500,0000 shares are issued and outstanding as of April 15, 2013, with such rights and preferences as may be determined from time to time by our board of directors. Our board of directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock. As a result, our board of directors can issue such stock to investors who support our management and give effective control of our business to our management.

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

The “Penny Stock Rules” govern how broker/dealers can deal with their clients and “penny stock”. For sales of the Company’s common stock, the broker/dealer must make a special suitability determination and receive from clients a written agreement prior to making a sale. The additional burdens imposed upon broker/dealers by the “penny stock” rules may discourage broker/dealers from effecting transactions in the Company’s common stock, which could severely limit its market price and liquidity. This could prevent investors from reselling Echo common stock and may cause the price of the common stock to decline.

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

On October 28, 2011, the National Securities Clearing Corporation exited positions in WHE common stock from the Continuous Net Settlement System . This “chill” on the common stock may hamper trading liquidity in WHE.

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s current executive offices are at 511 Avenue of the Americas #705, New York, NY 10011. The property consists of approximately 100 square feet of finished office space. We pay no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of our shareholder. We believe that the foregoing space is adequate to meet our current needs and anticipate moving our offices during the next twelve (12) months if we are able to execute our business plan.

ITEM 3. LEGAL PROCEEDINGS

The Company is not involved currently in legal proceedings that could reasonably be expected to have a material adverse effect on its business, prospects, financial condition or results of operations except as set forth below, nor is the Company aware of any pending or threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our shareholders, through the solicitation of proxies or otherwise during the fiscal year ended December 31, 2012.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

Our common stock, par value $0.0007 per share (the “Common Stock”) was trading on the OTC QB market under the symbol “WHEN”. Prior thereto, our stock was traded on the Pink Sheets under the symbol “APPI”. Our common stock is traded sporadically and no established liquid trading market currently exists therefore.

The following table represents the range of the high and low price for our Common Stock on the OTC Bulletin Board for each fiscal quarter ending December 31, 2012 and 2011. These Quotations represent prices between dealers, may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

Year 2012	High	Low
First Quarter	$0.0026	$0.0009
Second Quarter	$0.0016	$0.0003
Third Quarter	$0.0008	$0.0001
Fourth Quarter	$0.0004	$0.0001

Year 2011	High	Low
First Quarter	$0.003	$0.0019
Second Quarter	$0.0046	$0.0014
Third Quarter	$0.0015	$0.0004
Fourth Quarter	$0.0028	$0.0005

Transfer Agent

Our transfer agent is Continental Stock Transfer & Trust Company, 17 Battery Place, New York, NY 10004. Their telephone number is (212) 509-4000.

(b) Holders

As of December 31, 2012, there were five hundred (500) holders of record of our common stock, which excludes those shareholders holding stock in street name.

(c) Dividend Policy

We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

(d) Equity Compensation Plans

We currently have no equity compensation plans.

Recent Sales of Unregistered Securities

In 2010, the Company entered into an agreement to acquire 100% of the issued and outstanding common stock of GNE-India from GNE-Cyprus. This agreement called for the Company to issue 18,001,000,000 shares of the Company’s common stock. During 2010, the Company issued 2,447,994,016 of these shares, with the remaining 15,553,005,984 shares to be issued once the Company increases its authorized shares to allow for the additional issuance. On December 27, 2011, the Company increased its number of authorized common shares to 110 billion, and on February 9, 2012, the Company distributed the remaining 15,553,005,984 as part of the purchase of GNE-India.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2012 AND 2011

Revenues

Revenues for the year ended December 31, 2012 and 2011 were $0.

Operating Expenses

Operating expenses for the year ended December 31, 2012 were $134,905 compared to $111,539 for the year ended December 31, 2011. This increase was primarily due to an increase in professional fees related to consultant fees paid in efforts to raise additional capital.

We recorded a net loss for 2012 of $134,905 compared to $111,539 for 2011.

Net Income/Loss and Net Income/Loss Per Share

Our net loss and net loss per share was $134,905 and $0.00 for the year ended December 31, 2012,compared to a$111,539 and $0.00 per share for the year ended December 31, 2011.

Financial Condition, Liquidity and Capital Resources

At December 31, 2012, we had current and total assets of $0 compared to current and total assets of $212 as of December 31, 2011. We had current liabilities of $361,295 as compared to $226,602 as of December 31, 2012 and 2011, respectively.

At December 31, 2012, we had working capital deficiency of $361,295 as compared with a working capital deficiency of $226,390 at December 31, 2011.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have stockholders deficit of $361,295 and a working capital deficiency of $361,295 at December 31, 2012 and net loss from operations of $134,905 and $111,539, respectively, for the years ended December 31, 2012 and 2011. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Critical Accounting Policies

Use of Estimates The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the year then ended. Actual results may differ significantly from those estimates.

Start-Up Costs Costs of start-up activities, including organization costs, are expensed as incurred, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 720-15, Start-Up Costs.

Net loss per share The Company has adopted FASBASC 260-10-50, Earnings Per Share, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at December 31, 2012 or 2011.

Fair value of financial instruments The carrying values of cash and accrued liabilities approximate their fair values due to the short maturity of these instruments.

Financial Statement Presentation The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Off-Balance Sheet Arrangements We have not entered into any off-balance sheet arrangements during 2012 and do not anticipate entering into any off-balance sheet arrangements during the next 12 months.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements have been examined to the extent indicated in their reports by Accell Audit & Compliance, P.A. and Hamilton, PC for the years ended December 31, 2012 and 2011, respectively, and have been prepared in accordance with GAAP and pursuant to Regulation S-X as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof in response to Part F/S of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

World Health Energy Holdings, Inc.

We have audited the accompanying consolidated balance sheets of World Health Energy Holdings, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of World Health Energy Holdings, Inc. as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the adjustments described in Note 4 that were applied to the restate the 2011 and 2010 financial statements to correct an error. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review or apply any procedures to the 2011 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2011 or 2010 financial statements taken as a whole.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5, the Company has incurred net losses and negative cash flow from operations since inception. These factors, and the need for additional financing in order for the Company to meet its business plans, raise substantial doubt about the Company’s ability to continue as a going concern.

/s/ Accell Audit & Compliance, PA

Tampa, Florida

April 15, 2013

4868 West Gandy Boulevard   ●    Tampa, Florida 33611  ●    813. 440.6380

Hamilton PC

2121 S. Oneida St., Suite 312

Denver, CO80224

P: (303) 548-8072

F: (888) 466-4216

ed@hamiltonpccpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

World Health Energy Holdings, Inc.

West Palm Beach, Florida

We have audited, before the effects of the adjustments for the correction of the error described in Note 4, the accompanying consolidated balance sheet of World Health Energy Holdings, Inc., as of December 31, 2011, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2011 (the 2011 financial statements before the effects of the adjustments described in Note 4 are not presented herein). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, except for the error described in Note 4, the financial statements referred to above present fairly, in all material respects, the financial position of World Health Energy Holdings, Inc. as of December 31, 2011, and the result of its operations and its cash flows for the year in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review or apply any procedures to the adjustments for the correction of the error described in Note 4 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Accell Audit & Compliance, P.A.

The accompanying financial statements have been prepared assuming that World Health Energy Holdings, Inc. will continue as a going concern. As discussed in Note 7 to the financial statements, World Health Energy Holdings, Inc suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hamilton, PC

/s/ Hamilton, PC

Denver, Colorado

April 1, 2012

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

		Restated
	December 31, 2012	December 31, 2011

ASSETS

CURRENT ASSETS
Cash	$-	$212

PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	4,353	4,353
Less: Accumulated depreciation	4,353	4,353
	-	-

TOTAL ASSETS	$-	$212

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$76,453	$45,188
Due to related parties	284,842	181,414
	361,295	226,602

COMMITMENTS AND CONTINGENCIES	-	21,600

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0007 par value, authorized 10,000,000 shares; 2,500,000 issued and outstanding	1,750	1,750

Common stock, $0.0007 par value, 110,000,000,000 and 4,500,000,000 shares authorized and 19,789,407,996 and 4,257,994,016 shares issued and outstanding as of December 31, 2012 and 2011, respectively	13,852,585	2,965,481
Additional paid in capital	11,433,491	22,298,995
Accumulated deficit	(25,649,121)	(25,514,216)
	(361,295)	(247,990)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$212

See Accompanying Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

*	See Note 4

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31, 2012	Restated December 31, 2011

REVENUE	$-	$-
COST OF SALES	-	-
GROSS MARGIN	-	-

OPERATING EXPENSES
General and administrative	83,343	82,245
Professional fees	51,562	29,294
Total expenses	134,905	111,539

NET LOSS	$134,905	$111,539

LOSS PER WEIGHTED AVERAGE COMMON SHARES	$0.00	$0.00

NUMBER OF WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	18,087,335,231	4,257,994,016

See Accompanying Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

*	See Note 4

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT

	Number of		Number of		Additional
	Shares-	Preferred	Shares-	Common	Paid-in	Accumulated	Total Stockholders’
	Preferred	Stock	Common	Stock	Capital	Deficit	Deficit

Balance, December 31, 2010	2,500,000	$1,750	4,236,402,012	$2,965,481	$22,298,995	$(25,402,677)	$(136,451)

Net loss	-	-	-	-	-	(111,539)	(111,539)

Balance, December 31, 2011	2,500,000	1,750	4,236,402,012	2,965,481	22,298,995	(25,514,216)	(247,990)

Shares issued for acquisition	-	-	15,553,005,984	10,887,104	(10,865,504)	-	21,600

Net loss	-	-	-	-	-	(134,905)	(134,905)

Balance, December 31, 2012	2,500,000	$1,750	19,789,407,996	$13,852,585	$11,433,491	$(25,649,121)	$(361,295)

See Accompanying Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

*	See Note 4

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2012	Restated December 31, 2011
Cash flows from operating activities:

Net loss	$(134,905)	$(111,539)

Changes in:
Accounts payable and accrued liabilities	31,265	5,987
Due to related parties	24,000	24,000

Net cash from operating activities	(79,640)	(81,552)

Cash flows from financing activities:

Advances from related parties	79,428	81,764

Change in cash	(212)	212

Cash, beginning of year	212	-

Cash, end of year	$-	$212

See Accompanying Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

*	See Note 4

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Business

The consolidated financial statements include the accounts of World Health Energy Holdings, Inc. (“WHEH”) and its wholly owned subsidiary, World Health Energy, Inc. (“WHE”).

The Company’s corporate offices are located in New York City, New York.

(2) Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on the accrual basis of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim financial statements reflect all adjustments, which are, in the opinion of management, necessary in order to make the financial statements not misleading.

(3) Significant Accounting Policies

a) Use of Estimates

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

b) Reclassification

Certain amounts in the 2011 consolidated financial statement presentation have been reclassified to conform to the 2012 presentation. The reclassifications have no impact on the total stockholders’ deficit.

c) Loss per share

The Company has adopted Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10-50, Earnings Per Share, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at December 31, 2012 or 2011.

d) Cash and Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2012 or 2011.

e) Office Equipment and Depreciation

Office equipment is stated at cost and was depreciated using the straight line method over the estimated useful lives of the respective assets of three years. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. When office equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations. As of December 31, 2012 and 2011, all office equipment was fully depreciated.

f) Impairment of Long-Lived Assets

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

g) Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, Revenue Recognition and FASB ASC 605-15-25, Revenue Recognition. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. The Company did not report any revenues during the years ended December 31, 2012 or 2011.

h) Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Additionally, the recognition of future tax benefits, such as net operating loss carryforwards, is required to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

The Company income tax returns are subject to examination by tax authorities. Generally, the statute of limitations related to the Company’s federal and state income tax return is three years from the date of filing. The state impact of any federal changes for prior years remains subject to examination for a period up to five years after formal notification to the states.

Management has evaluated tax positions in accordance with FASB ASC 740, Income Taxes, and has not identified any significant tax positions, other than those disclosed.

i) Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company evaluated subsequent events through April 15, 2013, the date the financial statements were available for issue.

(4) Prior Period Restatements

The Company restated its consolidated financial statements as of and for the years ended December 31, 2011 and 2010. The restatements reflect adjustments to correct errors identified by a new management team during its regularly scheduled audit. The restatements reflect adjustments to correct errors in the way the Company originally recorded its purchase of GNE-India in 2010, as described in Note 7, and the subsequent impairment charges that were recorded in 2011.

During 2010, the Company originally valued Goodwill associated with the purchase of GNE-India at $47,830,000, with $1,716,596 and $4,795,620 being recorded in stockholders’ deficit as common stock and additional paid-in capital, respectively, for a net capital transaction of $6,512,216. In addition, during 2010, $41,352,783 was recorded in stockholders’ deficit as common shares remaining to be issued for acquisition. According to the agreement, the Company received $25,000 in cash and intangible assets which management believes to have had no value on the date of acquisition. The restated financial statements for 2010 have $1,713,596 and $(1,710,196) being recorded in stockholders’ deficit as common stock and additional paid-in capital, respectively, for a net capital transaction of $3,400. In addition, the $41,352,783 recorded in stockholders’ deficit as common shares remaining to be issued for acquisition was restated to be $21,600 and shown on the balance sheet between liabilities and equity.

During 2011, the Company originally recorded an impairment of goodwill for $48,317,273, which included the Goodwill originally recorded on the acquisition of GNE-India of $47,830,000, as well as investments in affiliates of $331,335 and a due from affiliate balance of $155,938. Management has restated the 2011 financial statements to remove this impairment charge as the impairment of goodwill was no longer applicable. In addition, the affiliates associated with the other two balances were not viable entities as of December 31, 2010 and should have been impaired and written off as bad debt prior to 2011; therefore, management restated the 2010 consolidated financial statements to reflect an impairment change on the investment in affiliates of $331,335 and bad debt expense of $155,938.

The total impact on the December 31, 2010 consolidated financial statements was an increase of the net loss from $115,415 to $602,688, a decrease in total assets from $48,317,273 to $0, a decrease of the common stock remaining to be issued for acquisition from $41,352,783 to $21,600 shown as commitments and contingencies on the balance sheet, an increase in the accumulated deficit from $24,915,404 to $25,402,677 and a decrease in additional paid-in capital from $28,780,947 to $22,298,995. The total impact on the December 31, 2011 consolidated financial statements was a decrease of the net loss from $48,428,812 to $111,539, a decrease of the common stock remaining to be issued for acquisition from $41,352,783 to $21,600 shown as commitments and contingencies on the balance sheet, an decrease in the accumulated deficit from $73,344,216 to $25,514,216 and a decrease in additional paid-in capital from $28,780,947 to $22,298,995. The 2011 loss per share also changed from .01 to .00 per share.

(5) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net losses of $25,649,121 accumulated through December 31, 2012. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is presently seeking to raise permanent equity capital in the capital markets to eliminate negative working capital and provide working capital. Failure to raise equity capital or secure some other form of long-term debt arrangement will cause the Company to further increase its negative working capital deficit and could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.

(6) Commitments and Contingencies

As of December 31, 2011, the Company had $21,600 in unpaid consideration from the agreement with GNE-Cyprus described in Note 7. This consideration was to be paid in the form of shares of common stock. As of December 31, 2011, the Company did not have enough of its common stock authorized in order to issue the remaining 15,553,005,984 common shares under the agreement.

(7) Stockholders’ Deficit

In 2010, the Company entered into an agreement to acquire 100% of the issued and outstanding common stock of GNE-India from GNE-Cyprus, a company partially owned and operated by a stockholder of the Company. This agreement calls for the Company to issue approximately 18,001,000,000 shares of the Company’s common stock in exchange for $25,000 and some intangible assets for which the Company valued at $0 due to the relatively early development of the technology associated with the assets. In the fall of 2010 the Company issued 2,447,994,016 of these shares, with the remaining 15,553,005,984 shares to be issued once the Company increases its authorized from 4,500,000,000 to some amount above 21,000,000,000.

On December 27, 2011, the Company increased its number of authorized common shares to 110 billion, and on February 9, 2012, the Company distributed the remaining 15,553,005,984 as part of the purchase of GNE-India. GNE-India has been dissolved and is not a subsidiary of the Company.

(8) Income Taxes

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes as of December 31, 2012 and 2011 are as follows:

Income tax at federal statutory rate	(34.00)%
State tax, net of federal effect	(3.96)%
37.96%
Valuation allowance	(37.96)%
Effective rate	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of December 31, 2012 and 2011, the Company’s only significant deferred income tax asset was a cumulative estimated net tax operating loss of approximately $26 million that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service. Management has considered the Company’s operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of December 31, 2012 and 2011.

(9) Related Parties

As of December 31, 2012 and 2011, the Company had $1,623 included in Due to related parties in the accompanying consolidated balance sheet that is due to a stockholder. The amount is non-interest bearing and due upon demand.

As of December 31, 2012 and 2011, the Company had $55,564 and $14,545, respectively, in Due to related parties in the accompanying consolidated balance sheet that is due to a stockholder for amounts paid to certain vendors for services rendered. The amounts are non-interest bearing and due upon demand.

As of December 31, 2012 and 2011, the Company had $79,297 and $40,888, respectively, included in Due to related parties in the accompanying consolidated balance sheet that is due to a stockholder and consultant of the Company for services rendered as a business advisor and for amounts paid to certain vendors for services rendered. The amounts are non-interest bearing and due upon demand.

As of December 31, 2012 and 2011, the Company had $52,000 and $28,000, respectively, included in Due to related parties in the accompanying consolidated balance sheet that is due to a stockholder and consultant of the Company for services rendered as the Chief Executive Officer or the Company. The amounts are non-interest bearing and due upon demand.

As of December 31, 2012 and 2011, the Company had $96,358 included in Due to related parties in the accompanying consolidated balance sheet that is due to a stockholder. The amount is non-interest bearing and due upon demand.

The Company leases office space in Jerusalem, Israel from a stockholder who is also a consultant for the company. The lease is a month-to-month agreement for 4,822.

Management’s Report on Internal Control Over Financial Reporting

(a) Evaluation of Disclosure Controls and Procedures Management of the Company with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) pursuant to Rule 13a-15 under the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management, including the Chief Executive Officer, Chief Financial Officer and the Company’s Board of Directors, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

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

We conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name	Age	Position(s) with Company

David Lieberman	48	President, CEO, Director

Jason Lurie	28	CFO

Business Experience

David Lieberman has served as President and Chief Executive Officer of the Company since July 1, 1996, and as a member of its Board of Directors since June 1996. Since 1991, he has worked in the offices of the Chief Rabbi of Bnai Brak, Israel. He also serves as a consultant for Osem Industries, Inc., an international food conglomerate located in Israel.

Jason Lurie has a degree in economics and psychology from The University of Michigan. Mr. Lurie has experience at both the start-up level as well as working at Fortune 100 Company The Liberty Mutual Group. He served in the Combat Engineers Corps of the Israel Defense Forces.

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

Our officers, directors and principal shareholders may actively negotiate for the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction, if any. In the event that such a transaction occurs, it is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by our officers, directors and principal shareholders made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to members of our management to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to the our other shareholders. In making any such sale, members of Company management may consider their own personal pecuniary benefit rather than the best interests of the Company and the Company’s other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of Company management.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2005 through 2012 to the Company’s President and highest paid executive officers. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than compensation identified in the chart below, were paid to these executive officers during these fiscal years

LONG TERM COMPENSATION

ANNUAL COMPENSATION AWARDS PAYOUTS

NAME AND YEAR SALARY BONUS OTHER RESTRICTED SECURITIES LTIP ALL

POSITION ANNUAL STOCK AWARDS UNDERLYING PAYOUTS

COMPENSATION OPTIONS/SARS

D Lieberman – Accrued compensation included in due to related parties.

2012	$24,000
2011	$24,000
2010	$10,000

Compensation of Directors

We have no standard arrangements for compensating our board of directors for their attendance at meetings of the Board of Directors.

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation or retirement plan. Such plans may be adopted by us at such time as deemed reasonable by our board of directors. We do not have a compensation committee; all decisions regarding compensation are determined by our board of directors.

Stock Option and Stock Appreciation Rights.

We do not currently have a Stock Option or Stock Appreciation Rights Plan. No stock options or stock appreciation rights were awarded during the fiscal year ended December 31, 2012, or the period ending on the date of this Report.

Termination of Employment and Change of Control Arrangement

There are no compensatory plans or arrangements, including payments to be received from us, with respect to any person named in cash compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with us or our subsidiaries, or any change in control of us, or a change in the person’s responsibilities following a changing in control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2012, information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

Common Stock

Beneficially Owned

Title of

Name and Address Class Number Percent (1)

David Lieberman Common 255,000,000 1.28%

CJ Lieberman Common 1,577,774,3157.97%

Total Common 1,832,774,3159.26%

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2012. As of December 31, 2012, there were 19,789,407,996 shares of our common stock issued and outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2012, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance, aggregated as follows:

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2012	$10,500	None	None	None
2011	$17,000	None	None	None
2010	$17,000	None	None	None

We have no formal audit committee. However, our entire Board of Directors (the “Board”) is our defacto audit committee. In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and us that might bear on the auditors’ independence as required by Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees.” The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors’ independence. The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of its internal controls. The Board reviewed with the independent auditors their management letter on internal controls.

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, “Communication with Audit Committees”. The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2012 with management and the independent auditors.

Management has the responsibility for the preparation of the Company’s financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company’s audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2012, for filing with the Securities and Exchange Commission

PART IV

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

World Health Energy Holdings, Inc.
(Registrant)

Date: April 16, 2013	By:	/s/ David Lieberman
David Lieberman,
President, CEO, Director

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Lieberman	President, CEO, Director	April 16, 2013
David Lieberman

