Form 10-K/A
period 2012-12-31
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2013-04-19
CIK 943535

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

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [X]

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Company’s Annual Report of Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission on April 16, 2013 (the “Original Report”) and is being filed for the purposes of providing XBRL Filing.

Except for the information described above, the Company has not modified or updated disclosures presented in the Original Report in this Form 10-K/A.

Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Original Report or modify or update those disclosures affected by subsequent events. Information not affected by this amendment is unchanged and reflects the disclosures made at the time the Original Report was filed.

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	Filed Herewith.

*	Filed as an exhibit to the original Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on April 16, 2013.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

World Health Energy Holdings, Inc.
(Registrant)

Date: April 19, 2013	By:	/s/ David Lieberman
David Lieberman,
President, CEO, Director

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Lieberman	President, CEO, Director	April 19, 2013
David Lieberman