Form 10-Q
period 2013-03-31
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2014-02-27
CIK 943535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 30, 2013, the Registrant had 19,789,407,996 outstanding shares of its common stock, $0.0007 par value.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE

None

2

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

3

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012

ASSETS

CURRENT ASSETS
Cash	$-	$-

PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	4,353	4,353
Less: Accumulated depreciation	4,353	4,353
	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$76,582	$76,453
Due to affiliates	320,791	284,842
	397,373	361,295

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0007 par value, authorized 10,000,000 shares; 2,500,000 issued and outstanding	1,750	1,750

Common stock, $0.0007 par value, authorized 110,000,000,000 shares; 19,789,407,996 issued and outstanding	13,852,585	13,852,585

Additional paid in capital	59,263,491	59,263,491
Accumulated deficit	(73,515,199)	(73,479,121)
	(397,373)	(361,295)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See Accompanying Notes to Consolidated Financial Statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the 3 Months Ended
	March 31, 2013	March 31, 2012

REVENUE	$-	$-
COST OF SALES	-	-
GROSS MARGIN	-	-

OPERATING EXPENSES
General and administrative	17,598	32,608
Professional fees	18,480	20,853
Total expenses	36,078	53,461

LOSS FROM OPERATIONS	36,078	53,461

Loss on impairment	-	-

NET LOSS	$36,078	$53,461

LOSS PER WEIGHTED AVERAGE COMMON SHARES	$0.00	$0.00

NUMBER OF WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	19,789,407,996	13,303,762,598

See Accompanying Notes to Consolidated Financial Statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT

	Number of Shares-Preferred	Preferred Stock	Number of Shares-Common	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Common Stock Payable for Acquisition	Total Stockholders' Deficit

Balance, December 31, 2011	2,500,000	$1,750	4,236,402,012	$2,965,481	$28,797,812	$(73,344,216)	$41,352,783	$(226,390)

Shares issued for acquisition	-	-	15,553,005,984	10,887,104	30,465,679	-	(41,352,783)	-
Net loss	-	-	-	-	-	(134,905)	-	(134,905)

Balance, December 31, 2012	2,500,000	1,750	19,789,407,996	13,852,585	$59,263,491	$(73,479,121)	-	(361,295)

Net loss	-	-	-	-	-	(36,078)	-	(36,078)

Balance, March 31, 2013	2,500,000	$1,750	19,789,407,996	$13,852,585	$59,263,491	$(73,515,199)	$-	$(397,373)

See Accompanying Notes to Consolidated Financial Statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities:

Net loss	$(36,078)	$(53,461)

Changes in:
Accounts payable and accrued liabilities	129	20,755

Net cash from operating activities	(35,949)	(32,706)

Cash flows from financing activities:

Advances from due to affiliates	35,949	32,559

Change in cash	-	(147)

Cash, beginning of year	-	212

Cash, end of year	$-	$65

See Accompanying Notes to Consolidated Financial Statements.

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

b) Loss per share

The Company has adopted Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10-50, Earnings Per Share, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at March 31, 2013 or December 31, 2012.

c) Cash and Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2013 or December 31, 2012.

d) Office Equipment and Depreciation

Office equipment is stated at cost and was depreciated using the straight line method over the estimated useful lives of the respective assets of three years. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. When office equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations. As of March 31, 2013 and December 31, 2012, all office equipment was fully depreciated.

e) Impairment of Long-Lived Assets

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

f) Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, Revenue Recognition and FASB ASC 605-15-25, Revenue Recognition. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. The Company did not report any revenues during the three month periods ended March 31, 2013 or 2012.

g) Income Taxes.

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

h) Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company evaluated subsequent events through February 26, 2014, the date the financial statements were available for issue.

(4) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net losses of $73,515,199 accumulated through March 31, 2013. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is presently seeking to raise permanent equity capital in the capital markets to eliminate negative working capital and provide working capital. Failure to raise equity capital or secure some other form of long-term debt arrangement will cause the Company to further increase its negative working capital deficit and could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.

(5) Stockholders’ Deficit

On February 9, 2012, the Company issued 15,553,005,984 shares. This issuance was to complete the GNE India asset purchase agreement of June 2010.

(6) Income Taxes

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes as of March 31, 2013 and 2012 are as follows:

Income tax at federal statutory rate	(34.00)%
State tax, net of federal effect	(3.96)%
37.96%
Valuation allowance	(37.96)%
Effective rate	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of March 31, 2013 and December 31, 2012, the Company’s only significant deferred income tax asset was a cumulative estimated net tax operating loss of approximately $25 million that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service. Management has considered the Company’s operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of March 31, 2013 and December 31, 2012.

(7) Related Parties

As of March 31, 2013 and December 31, 2012, the Company had $1,623 included in Due to affiliates in the accompanying consolidated balance sheet that is due to a stockholder. The amount is non-interest bearing and due upon demand.

As of March 31, 2013 and December 31, 2012, the Company had $55,564 included in Due to affiliates in the accompanying consolidated balance sheet that is due to a stockholder for amounts paid to certain vendors for services rendered. The amounts are non-interest bearing and due upon demand.

As of March 31, 2013 and December 31, 2012, the Company had $93,693 and $79,297, respectively, included in Due to affiliates in the accompanying consolidated balance sheet that is due to a stockholder and consultant of the Company for services rendered as a business advisor and for amounts paid to certain vendors for services rendered. The amounts are non-interest bearing and due upon demand.

As of March 31, 2013 and December 31, 2012, the Company had $58,000 and $52,000, respectively, included in Due to affiliates in the accompanying consolidated balance sheet that is due to a stockholder and consultant of the Company for services rendered as the Chief Executive Officer or the Company. The amounts are non-interest bearing and due upon demand.

As of March 31, 2013 and December 31, 2012, the Company had $111,911 and $96,358, respectively, included in Due to affiliates in the accompanying consolidated balance sheet that is due to a stockholder. The amount is non-interest bearing and due upon demand.

The Company leases office space in Jerusalem, Israel from a stockholder who is also a consultant for the company. The lease is a month-to-month agreement for $4,822.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Comparison of Operating Results for the Quarter Ended March 31, 2013 to the Quarter Ended March 31, 2012

Revenues

Revenues for three month period ended March 31, 2013 and 2012 were $0.

Operating Expenses

Operating expenses for the three month period ended March 31, 2013 were $36,078 compared to $53,461 for the three month period ended March 31, 2012. The reason for the decrease is due to there being costs related to sponsorship of an investment conference ($10,422), additional audit costs ($3,000) and additional costs relating to a stock amendment ($4,254) in the previous year.

We recorded a net operating loss for the three month period ended March 31, 2013 of $36,078 compared to $53,461 for the three month period ended March 31, 2012.

Net Income/Loss and Net Income/Loss Per Share

Our net loss and net loss per share was $36,078 and $0.00 for the three month period ended March 31, 2013, compared to a $53,461 and $0.00 per share for the three month period ended March 31, 2012.

Financial Condition, Liquidity and Capital Resources

At March 31, 2013 and December 31, 2012, we had current and total assets of $0. We had current liabilities of $397,373 as compared to $361,295 as of March 31, 2013 and December 31, 2012, respectively. The increase is primarily due to shareholder advances used to fund operations.

At March 31, 2013, we had working capital deficiency of $397,373 as compared with a working capital deficiency of $361,295 at December 31, 2012.

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

4

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have stockholders deficit of $397,373 and a working capital deficiency of $397,373 at March 31, 2013 and net loss from operations of $36,078 and $53,461, respectively, for the three month periods ended March 31, 2013 and 2012. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Net loss per share The Company has adopted FASB ASC 260-10-50, Earnings Per Share, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at March 31, 2013 or December 31, 2012.

Fair value of financial instruments The carrying values of the Company’s liabilities approximate their fair values due to the short maturity of these instruments.

Off-Balance Sheet Arrangements We have not entered into any off-balance sheet arrangements during 2013 and do not anticipate entering into any off-balance sheet arrangements during the next 12 months.

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

5

PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 OTHER INFORMATION

None

6

ITEM 6 EXHIBITS

(a)	The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit Number	Descriptions

31.1	* Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	* Certification of the Acting Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	* Certification Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	* Certification Acting Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	† XBRL Instance Document

101.SCH	† XBRL Taxonomy Extension Schema Document

101.CAL	† XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	† XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	† XBRL Taxonomy Extension Label Linkbase Document

101.PRE	† XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

† Furnished herewith.

(b) The following sets forth the Company’s reports on Form 8-K that have been filed during the quarter for which this report is filed:

None

7

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

World Health Energy Holdings, Inc.

Date: February 27, 2014	By:	/s/ David Lieberman
David Lieberman,
President, CEO, Director

8