Form 10-Q
period 2013-06-30
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2014-04-07
CIK 943535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission file number 000-29462

WORLD HEALTH ENERGY HOLDINGS, INC.
(Name of small business issuer in its charter)

Delaware	59-2762023
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

511 Avenue of the Americas #710

New York, NY

(Address of principal executive offices)

10011

(Zip Code)

Issuers telephone number: (212) 884-8395

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

As of June 30, 2013, the Registrant had 19,789,407,996 outstanding shares of its common stock, $0.0007 par value.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE

None

2

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

3

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012

ASSETS

CURRENT ASSETS
Cash	$-	$-

PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	4,353	4,353
Less: Accumulated depreciation	4,353	4,353
	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$77,767	$76,453
Due to affiliates	330,172	284,842
	407,939	361,295

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0007 par value, authorized 10,000,000 shares; 2,500,000 issued and outstanding	1,750	1,750

Common stock, $0.0007 par value, authorized 110,000,000,000 shares; 19,789,407,996 issued and outstanding	13,852,585	13,852,585

Additional paid in capital	11,433,491	11,433,491
Accumulated deficit	(25,695,765)	(25,649,121)
	(407,939)	(361,295)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See Accompanying Notes to Consolidated Financial Statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the 3 Months Ended		For the 6 Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

REVENUE	$-	$-	$-	$-
COST OF SALES	-	-	-	-
GROSS MARGIN	-	-	-	-

OPERATING EXPENSES
General and administrative	5,358	17,079	22,956	49,687
Professional fees	5,208	12,221	23,688	33,074
Total expenses	10,566	29,300	46,644	82,761

LOSS FROM OPERATIONS	10,566	29,300	46,644	82,761

Loss on impairment	-	-	-	-

NET LOSS	$10,566	$29,300	$46,644	$82,761

LOSS PER WEIGHTED AVERAGE COMMON SHARES	$0.00	$0.00	$0.00	$0.00

NUMBER OF WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	19,789,407,996	13,303,762,598	19,789,407,996	13,303,762,598

See Accompanying Notes to Consolidated Financial Statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT

	Number of Shares- Preferred	Preferred Stock	Number of Shares- Common	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance, December 31, 2011	2,500,000	$1,750	4,236,402,012	$2,965,481	$22,298,995	$(25,514,216)	$(247,990)

Shares issued for acquisition	-	-	15,553,005,984	10,887,104	(10,865,504)	-	21,600
Net loss	-	-	-	-	-	(134,905)	(134,905)

Balance, December 31, 2012	2,500,000	1,750	19,789,407,996	13,852,585	$11,433,491	$(25,649,121)	(361,295)

Net loss	-	-	-	-	-	(46,644)	(46,644)

Balance, June 30, 2013	2,500,000	$1,750	19,789,407,996	$13,852,585	$11,433,491	$(25,695,765)	$(407,939)

See Accompanying Notes to Consolidated Financial Statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2013	June 30, 2012
Cash flows from operating activities:

Net loss	$(46,644)	$(82,761)

Changes in:
Accounts payable and accrued liabilities	1,314	21,996

Net cash from operating activities	(45,330)	(60,765)

Cash flows from financing activities:

Advances from due to affiliates	45,330	60,553

Change in cash	-	(212)

Cash, beginning of period	-	212

Cash, end of period	$-	$-

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

b) Loss per share

The Company has adopted Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10-50, Earnings Per Share, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at June 30, 2013 or December 31, 2012.

c) Cash and Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2013 or December 31, 2012.

d) Office Equipment and Depreciation

Office equipment is stated at cost and was depreciated using the straight line method over the estimated useful lives of the respective assets of three years. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. When office equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations. As of June 30, 2013 and December 31, 2012, all office equipment was fully depreciated.

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

f) Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, Revenue Recognition and FASB ASC 605-15-25, Revenue Recognition. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. The Company did not report any revenues during the three month periods ended June 30, 2013 or 2012.

g) Income Taxes

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

h) Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company evaluated subsequent events through April 2, 2014, the date the financial statements were available for release.

(4) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net losses of $25,695,765 accumulated through June 30, 2013. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is presently seeking to raise permanent equity capital in the capital markets to eliminate negative working capital and provide working capital. Failure to raise equity capital or secure some other form of long-term debt arrangement will cause the Company to further increase its negative working capital deficit and could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.

(5) Stockholders’ Deficit

On February 9, 2012, the Company issued 15,553,005,984 shares. This issuance was to complete the GNE India asset purchase agreement of June 2010.

(6) Income Taxes

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes for the three and six months ended June 30, 2013 and 2012 are as follows:

Income tax at federal statutory rate	(34.00)%
State tax, net of federal effect	(3.96)%
37.96%
Valuation allowance	(37.96)%
Effective rate	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of June 30, 2013 and December 31, 2012, the Company’s only significant deferred income tax asset was a cumulative estimated net tax operating loss of approximately $26 million that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service. Management has considered the Company’s operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of June 30, 2013 and December 31, 2012.

(7) Related Parties

As of June 30, 2013 and December 31, 2012, the Company had $1,623 included in Due to affiliates in the accompanying consolidated balance sheet that is due to a stockholder. The amount is non-interest bearing and due upon demand.

As of June 30, 2013 and December 31, 2012, the Company had $59,157 and $55,564, respectively, included in Due to affiliates in the accompanying consolidated balance sheet that is due to a stockholder for amounts paid to certain vendors for services rendered. The amounts are non-interest bearing and due upon demand.

As of June 30, 2013 and December 31, 2012, the Company had $93,794 and $79,297, respectively, included in Due to affiliates in the accompanying consolidated balance sheet that is due to a stockholder and consultant of the Company for services rendered as a business advisor and for amounts paid to certain vendors for services rendered. The amounts are non-interest bearing and due upon demand.

As of June 30, 2013 and December 31, 2012, the Company had $58,000 and $52,000, respectively, included in Due to affiliates in the accompanying consolidated balance sheet that is due to a stockholder and consultant of the Company for services rendered as the Chief Executive Officer or the Company. The amounts are non-interest bearing and due upon demand.

As of June 30, 2013 and December 31, 2012, the Company had $117,598 and $96,358, respectively, included in Due to affiliates in the accompanying consolidated balance sheet that is due to a stockholder. The amount is non-interest bearing and due upon demand.

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

Comparison of Operating Results for the Quarter Ended June 30, 2013 to the Quarter Ended June 30, 2012

Revenues

Revenues for three month periods ended June 30, 2013 and 2012 were $0.

Operating Expenses

Operating expenses for the three month periods ended June 30, 2013 was $10,566 compared to $29,300 for the three month periods ended June 30, 2012. The reason for the decrease is due to there being a drop in the activities of the company and therefore less need for consultancy and other professional fees. The Company did not incur any expense for office space during the three month period ended June 30, 2013, which was not the case for the three month period ended June 30, 2012.

Operating expenses for the six month period ended June 30, 2013 were $46,644 compared to $82,761 for the six month period ended June 30, 2012. The reason for the decrease is due to there being a drop in the activities of the company and therefore less need for consultancy and other professional fees. The Company did not incur any expense for office space during the entire six month period ended June 30, 2013, which was not the case for the six month period ended June 30, 2012.

We recorded a net operating loss for the three month period ended June 30, 2013 of $10,566 compared to $29,300 for the three month period ended June 30, 2012.

We recorded a net operating loss for the six month period ended June 30, 2013 of $46,644 compared to $82,761 for the six month period ended June 30, 2012.

Net Income/Loss and Net Income/Loss Per Share

Our net loss and net loss per share was $10,566 and $0.00 for the three month period ended June 30, 2013, compared to a $29,300 and $0.00 per share for the three month period ended June 30, 2012.

4

Financial Condition, Liquidity and Capital Resources

At June 30, 2013 and December 31, 2012, we had current and total assets of $0. We had current liabilities of $407,939 as compared to $361,295 as of June 30, 2013 and December 31, 2012, respectively. The increase is primarily due to shareholder advances used to fund operations.

At June 30, 2013, we had working capital deficiency of $407,939 as compared with a working capital deficiency of $361,295 at December 31, 2012.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have stockholders deficit of $407,939 and a working capital deficiency of $407,939 at June 30, 2013 and net loss from operations of $10,566 and $29,300 for the three month periods ended June 30, 2013 and 2012, respectively, and $46,644 and $82,761 for the six month periods ended June 30, 2013 and 2012, respectively. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Net loss per share The Company has adopted FASB ASC 260-10-50, Earnings Per Share, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at June 30, 2013 or December 31, 2012.

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

World Health Energy Holdings, Inc.

Date: April 7, 2014	By:	/s/ David Lieberman
David Lieberman,
President, CEO, Director

8