Form 10-K
period 2013-12-31
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2014-06-02
CIK 943535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________ to ___________

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant, as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately 401,366 based upon the closing sale price on the NQB Pink Sheets reported for such date. Shares of common stock held by each officer and director, and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 27, 2014, the Registrant had 19,789,407,996 outstanding shares of its common stock, $0.0007 par value.

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

WHE has targeted a location to introduce its first product. Further development of this operation will be subject to entering into a long term land lease or purchase program, which will enable us to install our first bio-fuel facility.

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

Our Products

The Company current has no products that are ready for market.

Employees

As of December 31, 2013, we had no full-time employees. Throughout the year we had work performed by part-time consultants on an as-needed basis. None of our employees are represented by a labor union and we have not entered into a collective bargaining agreement with any union. As of December 31, 2013 all of our employees were on temporary leave without pay and/or an obligation for pay.

Available Information

Information regarding the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, are available to the public from the Securities and Exchange Commission’s (“SEC”) website at http://www.sec.gov as soon as reasonably practicable after the Company electronically files such reports with the Securities and Exchange Commission. Any document that the Company files with the SEC may also be read and copied at the SEC’s public reference room located at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

ITEM 1A. Risk Factors

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

At December 31, 2013, we had a working capital deficiency of $413,112. We will require significant cash in order to implement any acquisitions. No assurances can be given that the Company will be able to obtain the necessary funding during this time to make any acquisitions. The inability to raise additional funds will have a material adverse effect on the Company’s business, plan of operation and prospects. Acquisitions may be made with cash or our securities or a combination of cash and securities. To the extent that we require cash, we may have to borrow the funds or sell equity securities. The issuance of equity, if available, would result in dilution to our stockholders. We have no commitments from any financing source and we may not be able to raise any cash necessary to complete an acquisition. If we fail to make any acquisitions, our future growth may be limited. If we make any acquisitions, they may disrupt or have a negative impact on our business.

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

The loss of key members of our senior management team could adversely affect the execution of our business strategy and our financial results. If any members of our senior management team become unable or unwilling to continue in their present positions, our financial results and our business could be materially adversely affected.

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

Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Florida Statutes also may be deemed to have certain anti-takeover effects, which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation’s disinterested stockholders. In addition, our articles of incorporation authorize the issuance of up to 10,000,000 shares of preferred stock, of which 2,500,0000 shares are issued and outstanding as of April 22, 2014, with such rights and preferences as may be determined from time to time by our board of directors. Our board of directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock. As a result, our board of directors can issue such stock to investors who support our management and give effective control of our business to our management.

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

ITEM 2. DESCRIPTION OF PROPERTY

From January 1 through March 30, 2013, we rented an office space in Jerusalem, Israel from a related party. From April 1 through December 31, 2013, we did not rent or own any office space. As of March 4, 2014 the Company’s current executive offices are at 511 Avenue of the Americas #710, New York, NY 10011. This is a virtual office offering mail forwarding, phone services, and the ability to use conference rooms as needed. We pay $99 per month in fees for the location. We believe that the current arrangement is adequate to meet our current needs and anticipate moving our offices during the next twelve (12) months if we are able to execute our business plans.

ITEM 3. LEGAL PROCEEDINGS

The Company is not involved currently in legal proceedings that could reasonably be expected to have a material adverse effect on its business, prospects, financial condition or results of operations except as set forth below, nor is the Company aware of any pending or threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our shareholders, through the solicitation of proxies or otherwise during the fiscal year ended December 31, 2013.

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

The following table represents the range of the high and low price for our Common Stock on the OTC Bulletin Board for each fiscal quarter ending December 31, 2013. These Quotations represent prices between dealers, may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

Year 2013	High	Low
First Quarter	$0.0003	$0.0001
Second Quarter	$0.0003	$0.0001
Third Quarter	$0.0002	$0.0001
Fourth Quarter	$0.0002	$0.0001

Year 2012	High	Low
First Quarter	$0.0026	$0.0009
Second Quarter	$0.0016	$0.0003
Third Quarter	$0.0008	$0.0001
Fourth Quarter	$0.0004	$0.0001

Transfer Agent

Our transfer agent is Continental Stock Transfer & Trust Company, 17 Battery Place, New York, NY 10004. Their telephone number is (212) 509-4000.

(b) Holders

As of December 31, 2013, there were approximately five hundred (500) holders of record of our common stock, which excludes those shareholders holding stock in street name.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2013 AND 2012

Revenues

Revenues for the year ended December 31, 2013 and 2012 were $0.

Operating Expenses

Operating expenses for the year ended December 31, 2013 were $51,817 compared to $134,905 for the year ended December 31, 2012. The reason for the decrease is due to there being a drop in the activities of the Company and, therefore, less need for consultancy and other professional fees. The Company did not incur any expense for office space beginning April 1, 2013 onwards, whereas this was not the case for the year ended December 31, 2012.

We recorded a net operating loss for 2013 of $51,817 compared to $134,905 for 2012.

Net Income/Loss and Net Income/Loss Per Share

Our net loss and net loss per share was $51,817 and $0.00 for the year ended December 31, 2013, compared to a $134,905 and $0.00 per share for the year ended December 31, 2012.

Financial Condition, Liquidity and Capital Resources

At December 31, 2013, we had current and total assets of $0 compared to current and total assets of $0 as of December 31, 2012. We had current liabilities of $413,112 as compared to $361,295 as of December 31, 2013 and 2012, respectively.

At December 31, 2013, we had working capital deficiency of $413,112 as compared with a working capital deficiency of $361,295 at December 31, 2012.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have stockholders deficit of $413,112 and a working capital deficiency of $413,112 at December 31, 2013 and net loss from operations of $51,817 and $134,905, respectively, for the years ended December 31, 2013 and 2012. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Net loss per share The Company has adopted FASB ASC 260-10-50, Earnings Per Share, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at December 31, 2013 or 2012.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements have been examined to the extent indicated in their reports by Accell Audit & Compliance, P.A. for the years ended December 31, 2013 and 2012 and have been prepared in accordance with GAAP and pursuant to Regulation S-X as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof in response to Part F/S of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

World Health Energy Holdings, Inc.

We have audited the accompanying consolidated balance sheets of World Health Energy Holdings, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of World Health Energy Holdings, Inc. as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7, the Company has incurred net losses and negative cash flow from operations since inception. These factors, and the need for additional financing in order for the Company to meet its business plans, raise substantial doubt about the Company’s ability to continue as a going concern.

/s/ Accell Audit & Compliance, PA

Tampa, Florida

May 27, 2014

4868 West Gandy Boulevard ● Tampa, Florida 33611 ● 813. 440.6380

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012

ASSETS

CURRENT ASSETS
Cash	$-	$-

PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	4,353	4,353
Less: Accumulated depreciation	4,353	4,353
	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$82,940	$76,453
Due to affiliates	330,172	284,842
	413,112	361,295

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0007 par value, authorized 10,000,000 shares; 2,500,000 shares issued and outstanding	1,750	1,750

Common stock, $0.0007 par value, authorized 110,000,000,000 shares; 19,789,407,996 shares issued and outstanding	13,852,585	13,852,585

Additional paid in capital	11,433,491	11,433,491
Accumulated deficit	(25,700,938)	(25,649,121)
	(413,112)	(361,295)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See Accompanying Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31, 2013	December 31, 2012

REVENUE	$-	$-
COST OF SALES	-	-
GROSS MARGIN	-	-

OPERATING EXPENSES
General and administrative	26,129	83,343
Professional fees	25,688	51,562
Total expenses	51,817	134,905

LOSS FROM OPERATIONS	51,817	134,905

NET LOSS	$51,817	$134,905

LOSS PER WEIGHTED AVERAGE COMMON SHARES	$0.00	$0.00

NUMBER OF WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	19,789,407,996	18,087,335,231

See Accompanying Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT

	Number of Shares- Preferred	Preferred Stock	Number of Shares- Common	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance, December 31, 2011	2,500,000	$1,750	4,236,402,012	$2,965,481	$22,298,995	$(25,514,216)	$(247,990)

Shares issued for acquisition	-	-	15,553,005,984	10,887,104	(10,865,504)	-	21,600
Net loss	-	-	-	-	-	(134,905)	(134,905)

Balance, December 31, 2012	2,500,000	1,750	19,789,407,996	13,852,585	11,433,491	(25,649,121)	(361,295)

Net loss	-	-	-	-	-	(51,817)	(51,817)

Balance, December 31, 2013	2,500,000	$1,750	19,789,407,996	$13,852,585	$11,433,491	$(25,700,938)	$(413,112)

See Accompanying Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2013	December 31, 2012
Cash flows from operating activities:

Net loss	$(51,817)	$(134,905)

Changes in:
Accounts payable and accrued liabilities	6,487	31,265

Net cash from operating activities	(45,330)	(103,640)

Cash flows from financing activities:

Advances from due to affiliates	45,330	103,428

Change in cash	-	(212)

Cash, beginning of year	-	212

Cash, end of year	$-	$-

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

b) Loss per share

The Company has adopted Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10-50, Earnings Per Share, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at December 31, 2013 or 2012.

c) Cash and Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2013 or 2012.

d) Office Equipment and Depreciation

Office equipment is stated at cost and was depreciated using the straight line method over the estimated useful lives of the respective assets of three years. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. When office equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations. As of December 31, 2013 and 2012, all office equipment was fully depreciated.

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

f) Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, Revenue Recognition and FASB ASC 605-15-25, Revenue Recognition. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. The Company did not report any revenues during the years ended December 31, 2013 or 2012.

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

h) Reclassifications

Certain comparative balances for the year ended December 31, 2012 have been reclassified to make them consistent with the current year presentation. The reclassifications had no effect on the stockholders’ deficit for 2012.

i) Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company evaluated subsequent events through May 27, 2014, the date the financial statements were available for issue.

(4) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net losses of $25,700,938 accumulated through December 31, 2013. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is presently seeking to raise permanent equity capital in the capital markets to eliminate negative working capital and provide working capital. Failure to raise equity capital or secure some other form of long-term debt arrangement will cause the Company to further increase its negative working capital deficit and could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.

(5) Stockholders’ Deficit

In 2010, the Company entered into an agreement to acquire 100% of the issued and outstanding common stock of GNE-India from GNE-Cyprus, a company partially owned and operated by a stockholder of the Company. This agreement calls for the Company to issue approximately 18,001,000,000 shares of the Company’s common stock in exchange for $25,000 and some intangible assets for which the Company valued at $0 due to the relatively early development of the technology associated with the assets. In the fall of 2010, the Company issued 2,447,994,016 of these shares, with the remaining 15,553,005,984 shares to be issued once the Company increased its authorized from 4,500,000,000 to some amount above 21,000,000,000.

On December 27, 2011, the Company increased its number of authorized common shares to 110 billion, and on February 9, 2012, the Company distributed the remaining 15,553,005,984 as part of the purchase of GNE-India. GNE-India has been dissolved and is not a subsidiary of the Company.

(6) Income Taxes

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes as of December 31, 2013 and 2012 are as follows:

Income tax at federal statutory rate	(34.00)%
State tax, net of federal effect	(3.96)%
37.96%
Valuation allowance	(37.96)%
Effective rate	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of December 31, 2013 and 2012, the Company’s only significant deferred income tax asset was a cumulative estimated net tax operating loss of approximately $26 million that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service. Management has considered the Company’s operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of December 31, 2013 and 2012.

(7) Related Parties

As of December 31, 2013 and 2012, the Company had $1,623 included in Due to affiliates in the accompanying consolidated balance sheet that is due to a stockholder. The amount is non-interest bearing and due upon demand.

As of December 31, 2013 and 2012, the Company had $59,157 and $55,564, respectively, in Due to affiliates in the accompanying consolidated balance sheet that is due to a stockholder for amounts paid to certain vendors for services rendered. The amounts are non-interest bearing and due upon demand.

As of December 31, 2013 and 2012, the Company had $93,794 and $79,297, respectively, included in Due to affiliates in the accompanying consolidated balance sheet that is due to a stockholder and consultant of the Company for services rendered as a business advisor and for amounts paid to certain vendors for services rendered. The amounts are non-interest bearing and due upon demand.

As of December 31, 2013 and 2012, the Company had $58,000 and $52,000, respectively, included in Due to affiliates in the accompanying consolidated balance sheet that is due to a stockholder and consultant of the Company for services rendered as the Chief Executive Officer or the Company. The amounts are non-interest bearing and due upon demand.

As of December 31, 2013 and 2012, the Company had $117,598 and $96,358, respectively, included in Due to affiliates in the accompanying consolidated balance sheet that is due to a stockholder. The amount is non-interest bearing and due upon demand.

Item 9A. Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

(a) Evaluation of Disclosure Controls and Procedures Management of the Company with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) pursuant to Rule 13a-15 under the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management, including the Chief Executive Officer, Chief Financial Officer and the Company’s Board of Directors, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.

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

We conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name	Age	Position(s) with Company

David Lieberman	49	President, CEO, Director

Jason Lurie	29	CFO

Business Experience

David Lieberman has served as President and Chief Executive Officer of the Company since July 1, 1996, and as a member of its Board of Directors since June 1996. Since 1991, he has worked in the offices of the Chief Rabbi of Bnai Brak, Israel. He also serves as a consultant for Osem Industries, Inc., an international food conglomerate located in Israel.

Jason Lurie has served as Chief Financial Officer of the Company and as a member of its Board of Directors since October 2012. He has a degree in economics from The University of Michigan. Mr. Lurie has held various financial roles at a number of companies ranging from the start-up level up to Fortune 100. He has experience in multiple industries including insurance, art, bio-tech, and telecommunications. He served as a sharp shooter in the Combat Engineers Corps of the Israel Defense Forces.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2005 through 2013 to the Company’s President and highest paid executive officers. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than compensation identified in the chart below, were paid to these executive officers during these fiscal years

LONG TERM COMPENSATION

ANNUAL COMPENSATION AWARDS PAYOUTS

NAME AND YEAR SALARY BONUS OTHER RESTRICTED SECURITIES LTIP ALL

POSITION ANNUAL STOCK AWARDS UNDERLYING PAYOUTS

COMPENSATION OPTIONS/SARS

D Lieberman – Accrued compensation included in due to related parties

2013	$6,000
2012	$24,000
2011	$24,000

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

Stock Option and Stock Appreciation Rights.

We do not currently have a Stock Option or Stock Appreciation Rights Plan. No stock options or stock appreciation rights were awarded during the fiscal year ended December 31, 2013, or the period ending on the date of this Report.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2013, information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

	Common Stock
	Beneficially Owned
Name and Address	Title of Class	Number	Percent (1)
David Lieberman	Common	255,000,000	1.28%
CJ Lieberman	Common	1,577,774,315	7.97%
Total	Common	1,832,774,315	9.26%

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2013. As of December 31, 2013, there were 19,789,407,996 shares of our common stock issued and outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2013, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance, aggregated as follows:

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2013	$12,000	None	None	None
2012	$10,500	None	None	None
2011	$17,000	None	None	None

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

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, “Communication with Audit Committees”. The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2013 with management and the independent auditors.

Management has the responsibility for the preparation of the Company’s financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company’s audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2013, for filing with the Securities and Exchange Commission

PART IV

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document †

101.SCH	XBRL Taxonomy Extension Schema Document †

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document †

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document †

101.LAB	XBRL Taxonomy Extension Label Linkbase Document †

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document †

* Filed herewith.

† Furnished herewith.

(b) Reports on Form 8-K

None

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

World Health Energy Holdings, Inc.
(Registrant)

Date: June 2, 2014	By:	/s/ David Lieberman
David Lieberman,
President, CEO, Director

