Form 10-Q
period 2014-03-31
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2015-02-23
CIK 943535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Issuers telephone number:(212) 884-8395

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

As of 30 June, 2014, the Registrant had 19,789,407,996 outstanding shares of its common stock, $0.0007 par value.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE

None

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013

ASSETS

CURRENT ASSETS
Cash	$-	$-

PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	4,353	4,353
Less: Accumulated depreciation	4,353	4,353
	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$76,944	$82,940
Due to affiliates	345,172	330,172
Total Current Liabilities	422,116	413,112
Convertible Note Payable long-term	16,436	0
TOTAL LIABILITIES	438,552	413,112

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0007 par value, authorized 10,000,000 shares; 2,500,000 issued and outstanding	1,750	1,750

Common stock, $0.0007 par value, authorized 110,000,000,000 shares; 19,789,407,996 issued and outstanding	13,852,585	13,852,585

Additional paid in capital	11,433,491	11,433,491
Accumulated deficit	(25,726,378)	(25,700,938)
	(438,552)	(413,112)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See Accompanying Notes to Consolidated Financial Statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the 3 Months Ended
	March 31, 2014	March 31, 2013

REVENUE	$-	$-
COST OF SALES	-	-
GROSS MARGIN	-	-

OPERATING EXPENSES
General and administrative	19,446	17,598
Professional fees	5,994	18,480
Total expenses	25,440	36,078

LOSS FROM OPERATIONS	25,440	36,078

NET LOSS	$25,440	$36,078

LOSS PER WEIGHTED AVERAGE COMMON SHARES	$0.00	$0.00

NUMBER OF WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	19,789,407,996	19,789,407,996

See Accompanying Notes to Consolidated Financial Statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT

	Number of Shares-Preferred	Preferred Stock	Number of Shares-Common	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance, December 31, 2013	2,500,000	$1,750	19,789,407,996	$13,852,585	$11,433,491	$(25,700,938)	$(413,112)
Net loss	-	-	-	-	-	(25,440)	(25,440)

Balance, March 31, 2014	2,500,000	$1,750	19,789,407,996	$13,852,585	$11,433,491	$(25,726,378)	$(438,552)

See Accompanying Notes to Consolidated Financial Statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities:

Net loss	$(25,440)	$(36,078)

Changes in:
Accounts payable and accrued liabilities	(5,996)	129

Net cash from operating activities	(31,436)	129

Cash flows from financing activities:

Advances from affiliates	15,000	35,949
Proceeds from convertible note payable	16,436
Net cash from financing activities	31,436	35,949

Change in cash	-	-

Cash, beginning of year	-	-

Cash, end of year	$-	$-

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

b) Loss per share

The Company has adopted Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10-50, Earnings Per Share, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at March 31, 2014 or December 31, 2013.

c) Cash and Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2014 or December 31, 2013.

d) Office Equipment and Depreciation

Office equipment is stated at cost and was depreciated using the straight line method over the estimated useful lives of the respective assets of three years. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. When office equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations. As of March 31, 2014 and December 31, 2013, all office equipment was fully depreciated.

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

f) Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, Revenue Recognition and FASB ASC 605-15-25, Revenue Recognition. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. The Company did not report any revenues during the three month periods ended March 31, 2014 or 2013.

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

h) Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company evaluated subsequent events through February 20, 2015, the date the financial statements were available for issue.

(4) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net losses of $25,726,378 accumulated through March 31, 2014. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is presently seeking to raise permanent equity capital in the capital markets to eliminate negative working capital and provide working capital. Failure to raise equity capital or secure some other form of long-term debt arrangement will cause the Company to further increase its negative working capital deficit and could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.

(5) Income Taxes

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes as of March 31, 2014 and 2013 are as follows:

Income tax at federal statutory rate	(34.00)%
State tax, net of federal effect	(3.96)%
37.96%
Valuation allowance	(37.96)%
Effective rate	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of March 31, 2014 and December 31, 2013, the Company’s only significant deferred income tax asset was a cumulative estimated net tax operating loss of approximately $26 million that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service. Management has considered the Company’s operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of March 31, 2014 and December 31, 2013.

(6) Related Parties

As of March 31, 2014 and December 31, 2013, the Company had $1,623 included in Due to affiliates in the accompanying consolidated balance sheet that is due to a stockholder. The amount is non-interest bearing and due upon demand.

As of March 31, 2014 and December 31, 2013, the Company had $59,157 included in Due to affiliates in the accompanying consolidated balance sheet that is due to a stockholder for amounts paid to certain vendors for services rendered. The amounts are non-interest bearing and due upon demand.

As of March 31, 2014 and December 31, 2013, the Company had $102,794 and $93,794, respectively, included in Due to affiliates in the accompanying consolidated balance sheet that is due to a stockholder and consultant of the Company for services rendered as a business advisor and for amounts paid to certain vendors for services rendered. The amounts are non-interest bearing and due upon demand.

As of March 31, 2014 and December 31, 2013, the Company had $64,000 and $58,000 respectively, included in Due to affiliates in the accompanying consolidated balance sheet that is due to a stockholder and consultant of the Company for services rendered as the Chief Executive Officer or the Company. The amounts are non-interest bearing and due upon demand.

As of March 31, 2014 and December 31, 2013, the Company had $117,598 included in Due to affiliates in the accompanying consolidated balance sheet that is due to a stockholder. The amount is non-interest bearing and due upon demand.

(7) Convertible Note Payable

During the three months ended March 31, 2014, the Company entered into a convertible note payable with a third party for $16,436. The note is non-interest bearing and is convertible to common stock at $.0001 per share (or comparable rate following any share split or reverse split). The note has a maturity date of February 12, 2016, at which point the face value of the loan will be converted if not already done.

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

Comparison of Operating Results for the Quarter Ended March 31, 2014 to the Quarter Ended March 31, 2013

Revenues

Revenues for three month period ended March 31, 2014 and 2013 were $0.

Operating Expenses

Operating expenses for the three month period ended March 31, 2014 were $25,440 compared to $36,078 for the three month period ended March 31, 2013. The reason for the decrease is due to there being a drop in the activities of the Company and therefore less need for consultancy and other professional fees. The Company did not incur any expense for office space during the three month period ended March 31, 2014, which was not the case for the three month period ended March 31, 2013.

We recorded a net operating loss for the three month period ended March 31, 2014 of $25,440 compared to $36,078 for the three month period ended March 31, 2013.

Net Income/Loss and Net Income/Loss Per Share

Our net loss and net loss per share was $25,440 and $0.00 for the three month period ended March 31, 2014, compared to a $36,078 and $0.00 per share for the three month period ended March 31, 2013.

Financial Condition, Liquidity and Capital Resources

At March 31, 2014 and December 31, 2013, we had current and total assets of $0. We had current liabilities of $438,552 as compared to $413,112 as of March 31, 2014 and December 31, 2013, respectively. The increase is primarily due to loan advances used to fund operations.

At March 31, 2014, we had working capital deficiency of $438,552 as compared with a working capital deficiency of $413,112 at December 31, 2013.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have stockholders deficit of $438,552 and a working capital deficiency of $438,552 at March 31, 2014 and net loss from operations of $25,440 and $36,078, respectively, for the three month periods ended March 31, 2014 and 2013. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Net loss per share The Company has adopted FASBASC260-10-50, Earnings Per Share, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at March 31, 2014 or December 31, 2013.

Fair value of financial instruments The carrying values of the Company’s liabilities approximate their fair values due to the short maturity of these instruments.

Off-Balance Sheet Arrangements We have not entered into any off-balance sheet arrangements during 2014 and do not anticipate entering into any off-balance sheet arrangements during the next 12 months.

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

World Health Energy Holdings, Inc.

Date: February 23, 2015	By:	/s/ David Lieberman
David Lieberman,
President, CEO, Director

