Form 10-Q
period 2014-06-30
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2015-03-25
CIK 943535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of June 30, 2014, the Registrant had 19,789,407,996 outstanding shares of its common stock, $0.0007 par value.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE

None

2

PART I - FINANCIAL INFORMATION

ITEM 1 CONSOLIDATED FINANCIAL STATEMENTS

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$-	$-

PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	4,353	4,353
Less: Accumulated depreciation	4,353	4,353
	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$84,419	$82,940
Due to affiliates	345,172	330,172
	429,591	413,112

LONG-TERM LIABILITIES
Convertible Note Payable	21,474	-

TOTAL LIABILITIES	451,065	413,112

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0007 par value, authorized 10,000,000 shares; 2,500,000 issued and outstanding	1,750	1,750

Common stock, $0.0007 par value, authorized 110,000,000,000 shares; 19,789,407,996 issued and outstanding	13,852,585	13,852,585

Additional paid in capital	11,433,491	11,433,491
Accumulated deficit	(25,738,891)	(25,700,938)
	(451,065)	(413,112)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See Accompanying Notes to Consolidated Financial Statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the 3 Months Ended (Unaudited)		For the 6 Months Ended (Unaudited)
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

REVENUE	$-	$-	$-	$-
COST OF SALES	-	-	-	-
GROSS MARGIN	-	-	-	-

OPERATING EXPENSES
General and administrative	38	5,358	19,063	22,956
Professional fees	12,475	5,208	18,890	23,688
Total expenses	12,513	10,566	37,953	46,644

NET LOSS	$12,513	$10,566	$37,953	$46,644

LOSS PER WEIGHTED AVERAGE COMMON SHARES	$0.00	$0.00	$0.00	$0.00

NUMBER OF WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	19,789,407,996	19,789,407,996	19,789,407,996	19,789,407,996

See Accompanying Notes to Consolidated Financial Statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Number of Shares-Preferred	Preferred Stock	Number of Shares-Common	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance, December 31, 2013	2,500,000	$1,750	19,789,407,996	$13,852,585	$11,433,491	$(25,700,938)	$(413,112)
Net loss	-	-	-	-	-	(37,953)	(37,953)

Balance, June 30, 2014	2,500,000	$1,750	19,789,407,996	$13,852,585	$11,433,491	$(25,738,891)	$(451,065)

See Accompanying Notes to Consolidated Financial Statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2014	June 30, 2013

Cash flows from operating activities:

Net loss	$(37,953)	$(46,644)

Changes in:
Accounts payable and accrued liabilities	1,479	1,314

Net cash from operating activities	(36,474)	(45,330)

Cash flows from financing activities:

Advances from due to affiliates	15,000	45,330
Proceeds from convertible note payable	21,474	-

Change in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

See Accompanying Notes to Consolidated Financial Statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Business

The consolidated financial statements include the accounts of World Health Energy Holdings, Inc. (“WHEH”) and its wholly owned subsidiary, World Health Energy, Inc. (“WHE”) (collectively, the “Company”).

The Company’s corporate offices are located in New York City, New York. World Health Energy’s primary focus is the production of algae using their proprietary GB3000 growth system. The system quickly and efficiently grows algae for the production of biofuels and food protein. Though the Company has been successful in demonstrating the effectiveness of the GB3000 system on a small-scale the company has not yet been able to raise the necessary capital to implement their technologies on a commercial scale. The Company continues to pursue all available options for raising the necessary capital in addition to exploring alternative revenue sources.

(2) Basis of Presentation and Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on the accrual basis of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary in order to make the consolidated financial statements not misleading.

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

b) Loss per share

The Company has adopted Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10-50, Earnings Per Share, which provides for the calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at June 30, 2014 or December 31, 2013.

c) Cash and Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2014 or December 31, 2013.

d) Property and Equipment

Property and equipment is stated at cost and was depreciated using the straight line method over the estimated useful lives of the respective assets of three years. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. When office equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations. As of June 30, 2014 and December 31, 2013, all property and equipment was fully depreciated.

e) Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, Revenue Recognition and FASB ASC 605-15-25, Revenue Recognition. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. The Company did not report any revenues during the three month periods ended June 30, 2014 or 2013.

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

The Company’s income tax returns are subject to examination by tax authorities. Generally, the statute of limitations related to the Company’s federal and state income tax return is three years from the date of filing. The state impact of any federal changes for prior years remains subject to examination for a period up to five years after formal notification to the states.

Management has evaluated tax positions in accordance with FASB ASC 740, Income Taxes, and has not identified any significant tax positions, other than those disclosed.

h) Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company evaluated subsequent events through March 25, 2015, the date the consolidated financial statements were available for issue.

(4) Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net losses of $25,738,891 accumulated through June 30, 2014. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is presently seeking to raise permanent equity capital in the capital markets to eliminate negative working capital and provide working capital. Failure to raise equity capital or secure some other form of long-term debt arrangement will cause the Company to further increase its negative working capital deficit and could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.

(5) Income Taxes

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes as of June 30, 2014 and 2013 are as follows:

Income tax at federal statutory rate	34.00%
State tax, net of federal effect	3.96%
37.96%
Valuation allowance	(37.96)%
Effective rate	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of June 30, 2014 and December 31, 2013, the Company’s only significant deferred income tax asset was a cumulative estimated net tax operating loss of approximately $26 million that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service. Management has considered the Company’s operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of June 30, 2014 and December 31, 2013.

(6) Related Parties

As of June 30, 2014 and December 31, 2013, the Company had $1,623 included in Due to affiliates in the accompanying consolidated balance sheets that is due to a stockholder. The amount is non-interest bearing and due upon demand.

As of June 30, 2014 and December 31, 2013, the Company had $59,157 included in Due to affiliates in the accompanying consolidated balance sheets that is due to a stockholder for amounts paid to certain vendors for services rendered. The amounts are non-interest bearing and due upon demand.

As of June 30, 2014 and December 31, 2013, the Company had $102,794 and $93,794, respectively, included in Due to affiliates in the accompanying consolidated balance sheets that is due to a stockholder and consultant of the Company for services rendered as a business advisor and for amounts paid to certain vendors for services rendered. The amounts are non-interest bearing and due upon demand.

As of June 30, 2014 and December 31, 2013, the Company had $64,000 and $58,000, respectively, included in Due to affiliates in the accompanying consolidated balance sheets that is due to a stockholder and consultant of the Company for services rendered as the Chief Executive Officer of the Company. The amounts are non-interest bearing and due upon demand.

As of June 30, 2014 and December 31, 2013, the Company had $117,598 included in Due to affiliates in the accompanying consolidated balance sheets that is due to a stockholder for amounts paid to certain vendors for services rendered. The amounts are non-interest bearing and due upon demand.

(7) Convertible Note Payable

During the six months ended June 30, 2014, the Company entered into a convertible note payable with a third party for $21,474. The note is non-interest bearing and is convertible to common stock at $0.0001 per share (or the comparable rate following any share split or reverse split). The note has a maturity date of February 26, 2016, at which point the face value of the loan will be converted if not already done.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-Q as well as our other SEC filings.

Overview

The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Company and the accompanying notes appearing subsequently under the caption “Consolidated Financial Statements.”

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

Management has not been satisfied with the results of its operations in the field of our current endeavors. Due to limited capital resources, it has not been able to properly promote or advertise its products. Moreover, even with increased brand awareness, competition in the field remains intense. As a result, the Company is pursuing other business opportunities and has acquired all of the issued and outstanding shares of common stock of World Health. Assuming the Company can raise sufficient finances, the Company will focus its attention on the operations on World Health. In the interim, it will continue with its current operations.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2014 to the Three and Six Months Ended June 30, 2013

Revenues

Revenues for the three and six month periods ended June 30, 2014 and 2013 were $0.

Operating Expenses

Operating expenses for the three month period ended June 30, 2014 were $12,513 compared to $10,566 for the three month period ended June 30, 2013.

Operating expenses for the six month period ended June 30, 2014 were $37,953 compared to $46,644 for the six month period ended June 30, 2013.

We recorded a net operating loss for the three month period ended June 30, 2014 of $12,513 compared to $10,566 for the three month period ended June 30, 2013.

We recorded a net operating loss for the six month period ended June 30, 2014 of $37,953 compared to $46,644 for the three month period ended June 30, 2013.

Net Income/Loss and Net Income/Loss Per Share

Our net loss and net loss per share was $12,513 and $0.00 and $37,953 and $0.00 for the three and six month periods ended June 30, 2014, compared to a $10,566 and $0.00 per share and $46,644 and $0.00 for the three and six month periods ended June 30, 2013.

Financial Condition, Liquidity and Capital Resources

At June 30, 2014 and December 31, 2013, we had current and total assets of $0. We had current liabilities of $429,591 as compared to $413,112 as of June 30, 2014 and December 31, 2013, respectively. We had total liabilities of $451,065 as compared to $413,112 as of June 30, 2014 and December 31, 2013, respectively. The increase is primarily due to shareholder advances and a convertible note payable the Company entered into with a third party used to fund operations.

At June 30, 2014, we had working capital deficiency of $429,591 as compared with a working capital deficiency of $413,112 at December 31, 2013.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have stockholders deficit of $451,065 and a working capital deficiency of $429,591 at June 30, 2014 and net loss from operations of $12,513 and $10,566, respectively, for the three month periods ended June 30, 2014 and 2013 and $37,953 and $46,644 for the six month periods ended June 30, 2014 and 2013, respectively. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Critical Accounting Policies

Use of Estimates The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts on the consolidated balance sheets and consolidated statements of operations for the year then ended. Actual results may differ significantly from those estimates.

Net loss per share The Company has adopted FASB ASC 260-10-50, Earnings Per Share, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at June 30, 2014 or December 31, 2013.

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

World Health Energy Holdings, Inc.

Date: March 25, 2015	By:	/s/ David Lieberman
David Lieberman,
President, CEO, Director

