Form 10-Q
period 2014-09-30
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2015-03-25
CIK 943535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

As of September 30, 2014, the Registrant had 19,789,407,996 outstanding shares of its common stock, $0.0007 par value.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE

None

2

PART I - FINANCIAL INFORMATION

ITEM 1 CONSOLIDATED FINANCIAL STATEMENTS

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$-	$-

PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	4,353	4,353
Less: Accumulated depreciation	4,353	4,353
	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$85,907	$82,940
Due to affiliates	345,172	330,172
	431,079	413,112

LONG-TERM LIABILITIES
Convertible Note Payable	21,474	-

TOTAL LIABILITIES	452,553	413,112

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0007 par value, authorized 10,000,000 shares; 2,500,000 issued and outstanding	1,750	1,750

Common stock, $0.0007 par value, authorized 110,000,000,000 shares; 19,789,407,996 issued and outstanding	13,852,585	13,852,585

Additional paid in capital	11,433,491	11,433,491
Accumulated deficit	(25,740,379)	(25,700,938)
	(452,553)	(413,112)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See Accompanying Notes to Consolidated Financial Statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the 3 Months Ended (Unaudited)		For the 9 Months Ended (Unaudited)
	Sep 30, 2014	Sep 30, 2013	Sep 30, 2014	Sep 30, 2013

REVENUE	$-	$-	$-	$-
COST OF SALES	-	-	-	-
GROSS MARGIN	-	-	-	-

OPERATING EXPENSES
General and administrative	-	1,517	19,063	24,473
Professional fees	1,488	-	20,378	23,688
Total expenses	1,488	1,517	39,441	48,161

NET LOSS	$1,488	$1,517	$39,441	$48,161

LOSS PER WEIGHTED AVERAGE COMMON SHARES	$0.00	$0.00	$0.00	$0.00

NUMBER OF WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	19,789,407,996	19,789,407,996	19,789,407,996	19,789,407,996

See Accompanying Notes to Consolidated Financial Statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Number of		Number of		Additional		Total
	Shares- Preferred	Preferred Stock	Shares- Common	Common Stock	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance, December 31, 2013	2,500,000	$1,750	19,789,407,996	$13,852,585	$11,433,491	$(25,700,938)	$(413,112)
Net loss	-	-	-	-	-	(39,441)	(39,441)

Balance, September 30, 2014	2,500,000	$1,750	19,789,407,996	$13,852,585	$11,433,491	$(25,740,379)	$(452,553)

See Accompanying Notes to Consolidated Financial Statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2014	September 30, 2013

Cash flows from operating activities:

Net loss	$(39,441)	$(48,161)

Changes in:
Accounts payable and accrued liabilities	2,967	2,831

Net cash from operating activities	(36,474)	(45,330)

Cash flows from financing activities:

Advances from due to affiliates	15,000	45,330
Proceeds from convertible note payable	21,474	-

Change in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

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

b) Loss per share

The Company has adopted Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10-50, Earnings Per Share, which provides for the calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at September 30, 2014 or December 31, 2013.

c) Cash and Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2014 or December 31, 2013.

d) Property and Equipment

Property and equipment is stated at cost and was depreciated using the straight line method over the estimated useful lives of the respective assets of three years. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. When office equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations. As of September 30, 2014 and December 31, 2013, all property and equipment was fully depreciated.

e) Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, Revenue Recognition and FASB ASC 605-15-25, Revenue Recognition. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. The Company did not report any revenues during the three or nine month periods ended September 30, 2014 or 2013.

g) Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Additionally, the recognition of future tax benefits, such as net operating loss carry forwards, is required to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

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

h) Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company evaluated subsequent events through March 25, 2015, the date the financial statements were available for release.

(4) Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net losses of $25,740,379 accumulated through September 30, 2014. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is presently seeking to raise permanent equity capital in the capital markets to eliminate negative working capital and provide working capital. Failure to raise equity capital or secure some other form of long-term debt arrangement will cause the Company to further increase its negative working capital deficit and could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.

(5) Income Taxes

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes for the three and nine months ended September 30, 2014 and 2013 are as follows:

Income tax at federal statutory rate	34.00%
State tax, net of federal effect	3.96%
37.96%
Valuation allowance	(37.96)%
Effective rate	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of September 30, 2014 and December 31, 2013, the Company’s only significant deferred income tax asset was a cumulative estimated net tax operating loss of approximately $26 million that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service. Management has considered the Company’s operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of September 30, 2014 and December 31, 2013.

(6) Related Parties

As of September 30, 2014 and December 31, 2013, the Company had $1,623 included in Due to affiliates in the accompanying consolidated balance sheets that is due to a stockholder. The amount is non-interest bearing and due upon demand.

As of September 30, 2014 and December 31, 2013, the Company had $59,157 included in Due to affiliates in the accompanying consolidated balance sheets that is due to a stockholder for amounts paid to certain vendors for services rendered. The amounts are non-interest bearing and due upon demand.

As of September 30, 2014 and December 31, 2013, the Company had $102,794 and $93,794, respectively, included in Due to affiliates in the accompanying consolidated balance sheets that is due to a stockholder and consultant of the Company for services rendered as a business advisor and for amounts paid to certain vendors for services rendered. The amounts are non-interest bearing and due upon demand.

As of September 30, 2014 and December 31, 2013, the Company had $64,000 and $58,000, respectively, included in Due to affiliates in the accompanying consolidated balance sheets that is due to a stockholder and consultant of the Company for services rendered as the Chief Executive Officer or the Company. The amounts are non-interest bearing and due upon demand.

As of September 30, 2014 and December 31, 2013, the Company had $117,598 included in Due to affiliates in the accompanying consolidated balance sheets that is due to a stockholder for amounts paid to certain vendors for services rendered. The amounts are non-interest bearing and due upon demand.

(7) Convertible Note Payable

During the nine months ended September 30, 2014, the Company entered into a convertible note payable with a third party for $21,474. The note is non-interest bearing and is convertible to common stock at $0.0001 per share (or the comparable rate following any share split or reverse split). The note has a maturity date of February 26, 2016, at which point the face value of the loan will be converted if not already done.

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

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2014 to the Three and Nine Months Ended September 30, 2013

Revenues

Revenues for three and nine month periods ended September 30, 2014 and 2013 were $0.

Operating Expenses

Operating expenses for the three month periods ended September 30, 2014 was $1,488 compared to $1,517 for the three month periods ended September 30, 2013.

Operating expenses for the nine month period ended September 30, 2014 were $39,441 compared to $48,161 for the nine month period ended September 30, 2013.

We recorded a net operating loss for the three month period ended September 30, 2014 of $1,488 compared to $1,517 for the three month period ended September 30, 2013.

We recorded a net operating loss for the nine month period ended September 30, 2014 of $39,441 compared to $48,161 for the nine month period ended September 30, 2013.

Net Income/Loss and Net Income/Loss Per Share

Our net loss and net loss per share was $1,488 and $0.00 and $39,441 and $0.00, respectively, for the three and nine month periods ended September 30, 2014, compared to a $1,517 and $0.00 and $48,161 and $0.00, respectively, for the three and nine month periods ended September 30, 2013.

Financial Condition, Liquidity and Capital Resources

At September 30, 2014 and December 31, 2013, we had current and total assets of $0. We had current liabilities of $431,079 as compared to $413,112 as of September 30, 2014 and December 31, 2013, respectively. We had total liabilities of $452,553 as compared to $413,112 as of September 30, 2014 and December 31, 2013, respectively. The increase is primarily due to shareholder advances and a convertible note payable the Company entered into with a third party used to fund operations.

At September 30, 2014, we had working capital deficiency of $431,079 as compared with a working capital deficiency of $413,112 at December 31, 2013.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have stockholders deficit of $452,553 and a working capital deficiency of $431,079 at September 30, 2014 and net loss from operations of $1,488 and $1,517 for the three month periods ended September 30, 2014 and 2013, respectively, and $39,441 and $48,161 for the nine month periods ended September 30, 2014 and 2013, respectively. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Net loss per share The Company has adopted FASBASC260-10-50, Earnings Per Share, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at September 30, 2014 or December 31, 2013.

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

