Form 10-K
period 2014-12-31
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2015-05-14
CIK 943535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting common equity held by non-affiliates of the registrant, as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately 1,204,098 based upon the closing sale price on the NQB Pink Sheets reported for such date. Shares of common stock held by each officer and director, and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 14, 2015, the Registrant had 19,789,407,996 outstanding shares of its common stock, $0.0007 par value.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

The following discussion should be read in conjunction with World Health Energy Holdings, Inc.’s, (f/k/a Advanced Plant Pharmaceuticals, Inc. (“APPI”)), (“we” “us” “our” the “Company” or “WHEH”) audited consolidated financial statements and notes thereto included herein. In connection with, and because the Company desires to take advantage of, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on its behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which, with respect to future business decisions, are subject to change.

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

ITEM 1. DESCRIPTION OF BUSINESS

Business of World Health Energy

WHE is an emerging energy company with limited operations to date. The primary objective of WHE is to produce and market high-quality, low-cost B100 biodiesel with a view towards creating energy independence. In addition to the production of biodiesel, the Company plans to design and manufacture biodiesel production plants in varying capacities to meet the demand of the market; thereby, providing much needed complementary renewable energy solutions to the international biodiesel communities. The Company hopes to develop strategic alliances and partnerships with proposed leased and owned facilities and make resale arrangements with international energy suppliers. WHE intends to align itself with strategic partners to service local and global distributors and corporations seeking lower rates, high quality biodiesel and biodiesel manufacturing plants and to enter into cooperative agreements with farming communities and local governments.

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

Biodiesel technology although used in Europe for twenty years is a pioneering technology in North America and Asia. WHE’s main competitors in the future may arise from the larger oil distribution operation companies (i.e. Exxon, Shell, Petro Canada), and the new private companies that are also gearing to capitalize from the explosion of biodiesel growth. Most of these companies will have far greater capital resources than WHE. If we are to stay competitive, we must be able to offer the products on a cost competitive basis and provide superior customer service.

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

Employees

As of December 31, 2014, we had no full-time employees. Throughout the year we had work performed by part-time consultants on an as-needed basis. None of our employees are represented by a labor union and we have not entered into a collective bargaining agreement with any union. As of December 31, 2014 all of our employees were on temporary leave without pay and/or an obligation for pay.

Available Information

Information regarding the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, are available to the public from the Securities and Exchange Commission’s (“SEC”) website at http://www.sec.gov as soon as reasonably practicable after the Company electronically files such reports with the SEC. Any document that the Company files with the SEC may also be read and copied at the SEC’s public reference room located at Room 1024 Judiciary Plaza, 450 Fifth Street, N.W., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

Risk Factors

You should consider each of the following risk factors and any other information set forth in this Form 10-K and the other Company’s reports filed with the SEC, including the Company’s consolidated financial statements and related notes, in evaluating the Company’s business and prospects. The risks and uncertainties described below are not the only ones that impact the Company’s operations and business. Additional risks and uncertainties not presently known to the Company, or that the Company currently considers immaterial, may also impair its business or operations. If any of the following risks actually occur, the Company’s business and financial condition, results or prospects could be harmed.

RISKS ASSOCIATED WITH THE COMPANY’S PROSPECTIVE BUSINESS AND OPERATIONS

The Company lacks meaningful operating history and will require substantial capital if it is to be successful. We will require additional funds for our operations.

At December 31, 2014, we had a working capital deficiency of $432,904. We will require significant cash in order to implement any acquisitions. No assurances can be given that the Company will be able to obtain the necessary funding during this time to make any acquisitions. The inability to raise additional funds will have a material adverse effect on the Company’s business, plan of operation and prospects. Acquisitions may be made with cash or our securities or a combination of cash and securities. To the extent that we require cash, we may have to borrow the funds or sell equity securities. The issuance of equity, if available, would result in dilution to our stockholders. We have no commitments from any financing source and we may not be able to raise any cash necessary to complete an acquisition. If we fail to make any acquisitions, our future growth may be limited. If we make any acquisitions, they may disrupt or have a negative impact on our business.

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

In addition, WHE faces intense competition from larger, better-capitalized companies.

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

Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Florida Statutes also may be deemed to have certain anti-takeover effects, which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation’s disinterested stockholders. In addition, our articles of incorporation authorize the issuance of up to 10,000,000 shares of preferred stock, of which 2,500,0000 shares are issued and outstanding as of May 12, 2015, with such rights and preferences as may be determined from time to time by our board of directors. Preferred stock shareholders are entitled to 350 votes for each share held while common stock shareholders are entitled to one vote for each share held. Our board of directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock. As a result, our board of directors can issue such stock to investors who support our management and give effective control of our business to our management.

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

On October 28, 2011, the National Securities Clearing Corporation exited positions in WHE common stock from the Continuous Net Settlement System. This “chill” on the common stock may hamper trading liquidity in WHE.

ITEM 2. DESCRIPTION OF PROPERTY

From January 1 through March 30, 2013, we rented an office space in Jerusalem, Israel from a related party. From April 1 2013 through December 31, 2014, we did not rent or own any office space. As of March 4, 2014 the Company’s current executive offices are at 511 Avenue of the Americas #705, New York, NY 10011. This is a virtual office offering mail forwarding, phone services, and the ability to use conference rooms as needed. We pay $99 per month in fees for the location. We believe that the current arrangement is adequate to meet our current needs and anticipate moving our offices during the next twelve (12) months if we are able to execute our business plans.

ITEM 3. LEGAL PROCEEDINGS

The Company is not involved currently in legal proceedings that could reasonably be expected to have a material adverse effect on its business, prospects, financial condition or results of operations except as set forth below, nor is the Company aware of any pending or threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise during the fiscal year ended December 31, 2014.

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

The following table represents the range of the high and low price for our Common Stock on the OTC Bulletin Board for each fiscal quarter ending December 31, 2014. These Quotations represent prices between dealers, may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

Year 2014	High	Low
First Quarter	$0.0005	$0.0001
Second Quarter	$0.0003	$0.0001
Third Quarter	$0.0003	$0.0001
Fourth Quarter	$0.0002	$0.0001

Year 2013	High	Low
First Quarter	$0.0003	$0.0001
Second Quarter	$0.0003	$0.0001
Third Quarter	$0.0002	$0.0001
Fourth Quarter	$0.0002	$0.0001

Transfer Agent

Our transfer agent is Continental Stock Transfer & Trust Company, 17 Battery Place, New York, NY 10004.Their telephone number is (212) 509-4000.

(b) Holders

As of December 31, 2014, there were approximately five hundred (500) holders of record of our common stock, which excludes those shareholders holding stock in street name.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Revenues

Revenues for the years ended December 31, 2014 and 2013 were $0.

Operating Expenses

Operating expenses for the year ended December 31, 2014 were $41,266 compared to $51,817 for the year ended December 31, 2013. The reason for the decrease is due to there being a drop in the activities of the Company, therefore, less need for consultancy and other professional fees.

We recorded a net operating loss for 2014 of $41,266 compared to $51,817 for 2013.

Net Income/Loss and Net Income/Loss Per Share

Our net loss and net loss per share was $41,266 and $0.00 for the year ended December 31, 2014, compared to a $51,817 and $0.00 per share for the year ended December 31, 2013.

Financial Condition, Liquidity and Capital Resources

At December 31, 2014 and 2013, we had current and total assets of $0. We had current liabilities of $432,904 as compared to $413,112 as of December 31, 2014 and 2013, respectively. We had total liabilities of $454,378 as compared to $413,112 as of December 31, 2014 and December 31, 2013, respectively. The increase is primarily due to shareholder advances and a convertible note payable the Company entered into with a third party used to fund operations.

At December 31, 2014, we had a working capital deficiency of $432,904 as compared with a working capital deficiency of $413,112 at December 31, 2013.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders’ deficit of $454,378 and a working capital deficiency of $432,904 at December 31, 2014 and net loss from operations of $41,266 and $51,817, respectively, for the years ended December 31, 2014 and 2013. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Critical Accounting Policies

Use of Estimates The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and consolidated statements of operations. Actual results may differ significantly from those estimates.

Net loss per share The Company has adopted FASB ASC 260-10-50, Earnings Per Share, which provides for the calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at December 31, 2014 or 2013.

Fair value of financial instruments The carrying values of accrued liabilities approximate their fair values due to the short maturity of these instruments.

Off-Balance Sheet Arrangements We have not entered into any off-balance sheet arrangements during 2014 and do not anticipate entering into any off-balance sheet arrangements during the next 12 months.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

Our consolidated financial statements have been examined to the extent indicated in their reports by Accell Audit & Compliance, P.A. for the years ended December 31, 2014 and 2013 and have been prepared in accordance with GAAP and pursuant to Regulation S-X as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof in response to Part F/S of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

World Health Energy Holdings, Inc.

We have audited the accompanying consolidated balance sheets of World Health Energy Holdings, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of World Health Energy Holdings, Inc. as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4, the Company has incurred net losses and negative cash flow from operations since inception. These factors, and the need for additional financing in order for the Company to meet its business plans, raise substantial doubt about the Company’s ability to continue as a going concern.

/s/ Accell Audit & Compliance, PA

May 13, 2015

Tampa, Florida

4868 West Gandy Boulevard ●Tampa, Florida 33611 ● 813.440.6380

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013

ASSETS

CURRENT ASSETS
Cash	$-	$-

PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	4,353	4,353
Less: Accumulated depreciation	4,353	4,353

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$87,732	$82,940
Due to affiliates	345,172	330,172
	432,904	413,112

LONG-TERM LIABILITIES
Convertible Note Payable	21,474	-

TOTAL LIABILITIES	454,378	413,112

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0007 par value, authorized 10,000,000 shares; 2,500,000 issued and outstanding	1,750	1,750

Common stock, $0.0007 par value, authorized 110,000,000,000 shares; 19,789,407,996 issued and outstanding	13,852,585	13,852,585

Additional paid in capital	11,433,491	11,433,491
Accumulated deficit	(25,742,204)	(25,700,938)
	(454,378)	(413,112)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See Accompanying Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31, 2014	December 31, 2013

REVENUE	$-	$-
COST OF SALES	-	-
GROSS MARGIN	-	-

OPERATING EXPENSES
General and administrative	19,063	26,129
Professional fees	22,203	25,688
Total expenses	41,266	51,817

NET LOSS	$(41,266)	$(51,817)

LOSS PER WEIGHTED AVERAGE COMMON SHARES	$0.00	$0.00

NUMBER OF WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	19,789,407,996	19,789,407,996

See Accompanying Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT

	Number of Shares- Preferred	Preferred Stock	Number of Shares- Common	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance, December 31, 2012	2,500,000	$1,750	19,789,407,996	$13,852,585	$11,433,491	$(25,649,121)	$(361,295)
Net loss	-	-	-	-	-	(51,817)	(51,817)

Balance, December 31, 2013	2,500,000	$1,750	19,789,407,996	$13,852,585	$11,433,491	$(25,700,938)	$(413,112)
Net loss	-	-	-	-	-	(41,266)	(41,266)

Balance, December 31, 2014	2,500,000	$1,750	19,789,407,996	$13,852,585	$11,433,491	$(25,742,204)	$(454,378)

See Accompanying Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2014	December 31, 2013

Cash flows from operating activities:

Net loss	$(41,266)	$(51,817)

Changes in:
Accounts payable and accrued liabilities	4,792	6,847

Net cash from operating activities	(36,474)	(45,330)

Cash flows from financing activities:

Advances from affiliates	15,000	45,330
Proceeds from convertible note payable	21,474	-

Change in cash	-	-

Cash, beginning of year	-	-

Cash, end of year	$-	$-

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

(3) Significant Accounting Policies

a) Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

b) Loss per share

The Company has adopted Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10-50, Earnings Per Share, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at December 31, 2014 or 2013.

c) Cash and Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2014 or 2013.

d) Property and Equipment

Property and equipment is stated at cost and was depreciated using the straight line method over the estimated useful lives of the respective assets of three years. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. When office equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations. As of December 31, 2014 and 2013, all property and equipment was fully depreciated.

e) Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, Revenue Recognition and FASB ASC 605-15-25, Revenue Recognition. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. The Company did not report any revenues during the years ended December 31, 2014 or 2013.

f) Income Taxes

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

g) Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company evaluated subsequent events through May 13, 2015, the date the consolidated financial statements were available for issue.

(4) Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net losses of $25,742,204 accumulated through December 31, 2014. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is presently seeking to raise permanent equity capital in the capital markets to eliminate negative working capital and provide working capital. Failure to raise equity capital or secure some other form of long-term debt arrangement will cause the Company to further increase its negative working capital deficit and could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.

(5) Income Taxes

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes as of December 31, 2014 and 2013 are as follows:

Income tax at federal statutory rate	34.00%
State tax, net of federal effect	3.96%
37.96%
Valuation allowance	(37.96)%
Effective rate	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of December 31, 2014 and 2013, the Company’s only significant deferred income tax asset was a cumulative estimated net tax operating loss of approximately $26 million that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service. Management has considered the Company’s operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of December 31, 2014 and 2013.

(6) Related Parties

As of December 31, 2014 and 2013, the Company had $1,623 included in Due to affiliates in the accompanying consolidated balance sheets that is due to a stockholder. The amount is non-interest bearing and due upon demand.

As of December 31, 2014 and 2013, the Company had $59,157 included in Due to affiliates in the accompanying consolidated balance sheets that is due to a stockholder for amounts paid to certain vendors for services rendered. The amounts are non-interest bearing and due upon demand.

As of December 31, 2014 and 2013, the Company had $102,794 and $93,794, respectively, included in Due to affiliates in the accompanying consolidated balance sheets that is due to a stockholder and consultant of the Company for services rendered as a business advisor and for amounts paid to certain vendors for services rendered. The amounts are non-interest bearing and due upon demand.

As of December 31, 2014 and 2013, the Company had $64,000 and $58,000, respectively, included in Due to affiliates in the accompanying consolidated balance sheets that is due to a stockholder and consultant of the Company for services rendered as the Chief Executive Officer or the Company. The amounts are non-interest bearing and due upon demand.

As of December 31, 2014 and 2013, the Company had $117,598 included in Due to affiliates in the accompanying consolidated balance sheets that is due to a stockholder for amounts paid to certain vendors for services rendered. The amount is non-interest bearing and due upon demand.

(7) Convertible Note Payable

During the year ended December 31, 2014, the Company entered into a convertible note payable with a third party for $21,474. The note is non-interest bearing and is convertible to common stock at $0.0001 per share (or the comparable rate following any share split or reverse split). The note has a maturity date of February 26, 2016, at which point the face value of the loan will be converted if not already done.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

(a) Evaluation of Disclosure Controls and Procedures. Management of the Company with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) pursuant to Rule 13a-15 under the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management, including the Chief Executive Officer, Chief Financial Officer and the Company’s Board of Directors, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.

(b) Management’s Report on Internal Control over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

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

We conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

(c) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Set forth below are the names, ages, positions with the Company and business experiences of the executive officers and directors of the Company.

Name	Age	Position(s) with Company

David Lieberman	50	President, CEO, Director

Jason Lurie	30	CFO

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

Our officers, directors and principal shareholders may actively negotiate for the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction, if any. In the event that such a transaction occurs, it is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by our officers, directors and principal shareholders made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to members of our management to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to our other shareholders. In making any such sale, members of Company management may consider their own personal pecuniary benefit rather than the best interests of the Company and the Company’s other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of Company management.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2013 through 2014 to the Company’s President and highest paid executive officers. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than compensation identified in the chart below, were paid to these executive officers during these fiscal years.

LONG TERM COMPENSATION

ANNUAL COMPENSATION AWARDS PAYOUTS

NAME AND YEAR SALARY BONUS OTHER RESTRICTED SECURITIEIS LTIP ALL

POSITION ANNUAL STOCK AWARDS UNDERLYING PAYOUTS

COMPENSATION OPTIONS/SARS

D Lieberman – Accrued compensation included in due to affiliates

2014	$6,000
2013	$6,000

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

Stock Option and Stock Appreciation Rights.

We do not currently have a Stock Option or Stock Appreciation Rights Plan. No stock options or stock appreciation rights were awarded during the fiscal year ended December 31, 2014, or the period ending on the date of this Report.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2014, information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

	Common Stock
	Beneficially Owned
Name and Address	Title of Class	Number	Percent (1)
David Lieberman	Common	255,000,000	1.28%
CJ Lieberman	Common	1,577,774,315	7.97%
Total	Common	1,832,774,315	9.26%

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2014. As of December 31, 2014, there were 19,789,407,996 shares of our common stock issued and outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2014, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance, aggregated as follows:

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

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we are a party during the past two years, or in any proposed transaction to which the Company is proposed to be a party:

(A)	any director or officer;

(B)	any proposed nominee for election as a director;

(C)	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

(D)	any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2014	$11,500	None	None	None
2013	$13,500	None	None	None

We have no formal audit committee. However, our entire Board of Directors (the “Board”) is our de facto audit committee. In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and us that might bear on the auditors’ independence as required by Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees.” The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors’ independence. The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of its internal controls. The Board reviewed with the independent auditors their management letter on internal controls.

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, “Communication with Audit Committees”. The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2014 with management and the independent auditors.

Management has the responsibility for the preparation of the Company’s consolidated financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company’s audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2014, for filing with the Securities and Exchange Commission.

PART IV

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

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

* Filed herewith

† Furnished herewith

(b) Reports on Form 8-K

None

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

World Health Energy Holdings, Inc.
(Registrant)

Date: May 14, 2015	By:	/s/ David Lieberman
David Lieberman,
President, CEO, Director

