Form 10-Q
period 2015-06-30
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2015-08-14
CIK 943535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of June 30, 2015, the Registrant had 19,789,407,996 outstanding shares of its common stock, $0.0007 par value.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE

None

2

PART I - FINANCIAL INFORMATION

ITEM 1 CONSOLIDATED FINANCIAL STATEMENTS

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$-	$-

PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	4,353	4,353
Less: Accumulated depreciation	4,353	4,353
	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$71,652	$87,732
Due to affiliates	393,788	345,172
	465,440	432,904

LONG-TERM LIABILITIES
Convertible note payable	21,474	21,474

TOTAL LIABILITIES	486,914	454,378

Commitments and Contingencies (Note 8)	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0007 par value, authorized 10,000,000 shares; 2,500,000 issued and outstanding	1,750	1,750

Common stock, $0.0007 par value, authorized 110,000,000,000 shares; 19,789,407,996 issued and outstanding	13,852,585	13,852,585
Additional paid in capital	11,433,491	11,433,491
Accumulated deficit	(25,774,740)	(25,742,204)
	(486,914)	(454,378)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See Accompanying Notes to Consolidated Financial Statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the 3 Months Ended (Unaudited)		For the 6 Months Ended (Unaudited)
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

REVENUE	$-	$-	$-	$-
COST OF SALES	-	-	-	-
GROSS MARGIN	-	-	-	-

OPERATING EXPENSES
Professional fees	4,129	12,475	19,336	18,890
General and administrative	4,901	38	13,200	19,063
Total operating expenses	9,030	12,513	32,536	37,953

NET LOSS	$9,030	$12,513	$32,536	$37,953

LOSS PER WEIGHTED AVERAGE COMMON SHARES	$0.00	$0.00	$0.00	$0.00

NUMBER OF WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	19,789,407,996	19,789,407,996	19,789,407,996	19,789,407,996

See Accompanying Notes to Consolidated Financial Statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Number of Shares-Preferred	Preferred Stock	Number of Shares-Common	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance, December 31, 2014	2,500,000	$1,750	19,789,407,996	$13,852,585	$11,433,491	$(25,742,204)	$(454,378)
Net loss	-	-	-	-	-	(32,536)	(32,536)

Balance, June 30, 2015	2,500,000	$1,750	19,789,407,996	$13,852,585	$11,433,491	$(25,774,740)	$(486,914)

See Accompanying Notes to Consolidated Financial Statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities:

Net loss	$(32,536)	$(37,953)

Changes in:
Accounts payable and accrued liabilities	(16,080)	1,479

Net cash from operating activities	(48,616)	(36,474)

Cash flows from financing activities:

Advances from affiliates	48,616	15,000
Proceeds from convertible note payable	-	21,474
Net proceeds from financing activities	48,616	36,474

Change in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

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

(3) Significant Accounting Policies

a) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

b) Loss per share

The Company has adopted Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10-50, Earnings Per Share, which provides for the calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at June 30, 2015 or December 31, 2014.

c) Cash and Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2015 or December 31, 2014.

d) Property and Equipment

Property and equipment is stated at cost and was depreciated using the straight line method over the estimated useful lives of the respective assets of three years. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. When office equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations. As of June 30, 2015 and December 31, 2014, all property and equipment was fully depreciated.

e) Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, Revenue Recognition and FASB ASC 605-15-25, Revenue Recognition. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. The Company did not report any revenues during the six month periods ended June 30, 2015 or 2014.

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

g) Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company evaluated subsequent events through August 13, 2015, the date the consolidated financial statements were available for issue.

(4) Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net losses of $25,774,740 accumulated through June 30, 2015. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is presently seeking to raise permanent equity capital in the capital markets to eliminate negative working capital and provide working capital. Failure to raise equity capital or secure some other form of long-term debt arrangement will cause the Company to further increase its negative working capital deficit and could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.

(5) Income Taxes

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes as of June 30, 2015 and 2014 are as follows:

Income tax at federal statutory rate	34.00%
State tax, net of federal effect	3.96%
37.96%
Valuation allowance	(37.96)%
Effective rate	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of June 30, 2015 and December 31, 2014, the Company’s only significant deferred income tax asset was a cumulative estimated net tax operating loss of approximately $26 million that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service. Management has considered the Company’s operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of June 30, 2015 and December 31, 2014.

(6) Related Parties

As of June 30, 2015 and December 31, 2014, the Company had $1,623 included in Due to affiliates in the accompanying consolidated balance sheets that is due to a stockholder. The amount is non-interest bearing and due upon demand.

As of June 30, 2015 and December 31, 2014, the Company had $59,157 included in Due to affiliates in the accompanying consolidated balance sheets that is due to a stockholder for amounts paid to certain vendors for services rendered. The amounts are non-interest bearing and due upon demand.

As of June 30, 2015 and December 31, 2014, the Company had $151,410 and $102,794, respectively, included in Due to affiliates in the accompanying consolidated balance sheets that is due to a stockholder and consultant of the Company for services rendered as a business advisor and for amounts paid to certain vendors for services rendered. The amounts are non-interest bearing and due upon demand.

As of June 30, 2015 and December 31, 2014, the Company had $64,000 included in Due to affiliates in the accompanying consolidated balance sheets that is due to a stockholder and consultant of the Company for services rendered as the Chief Executive Officer of the Company. The amounts are non-interest bearing and due upon demand.

As of June 30, 2015 and December 31, 2014, the Company had $117,598 included in Due to affiliates in the accompanying consolidated balance sheets that is due to a stockholder for amounts paid to certain vendors for services rendered. The amounts are non-interest bearing and due upon demand.

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

(8) Commitments & Contingencies

During the normal course of business, the Company may be exposed to litigation. In the event the Company were to become aware of potential litigation, it would evaluate the merits of the case in accordance with ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of August 14, 2015, the Company is not aware of any contingent liabilities that should be reflected in the accompanying consolidated financial statements.

(9) Subsequent Events

On June 26, 2015, World Health Energy Holdings, Inc. (“WHEN”) entered into a Stock Purchase Agreement (the “Agreement”) with FSC Solutions, Inc. (“FSC”), a Delaware corporation. FSC is the owner of a proprietary trading platform and accompanying software.

Pursuant to the terms of the Agreement, WHEN will acquire all of the capital stock of FSC. In consideration, WHEN will issue 70 Billion common shares at closing with the possibility of the issuance of an additional 130 Billion common shares upon FSC meeting certain milestones as outlined in the Agreement. WHEN intends to employ FSC’s software and trading platform to enter the on-line trading industry.

The Merger Agreement contains customary representations, warranties and covenants by WHEN and FSC. The Closing of the Agreement is subject to customary closing conditions. As of August 14, 2015, the date which this report is filed, the Agreement has not yet closed.

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

Comparison of Operating Results for the Three and Six Months Ended June 30, 2015 to the Three and Six Months Ended June 30, 2014

Revenues

Revenues for the three and six month periods ended June 30, 2015 and 2014 were $0.

Operating Expenses

Operating expenses for the three month period ended June 30, 2015 were $9,030 compared to $12,513 for the three month period ended June 30, 2014. The decrease in the current period was due to the fact that in the corresponding period in 2014 the company became active after a period of inactivity and had a number of additional costs in the period as a result.

Operating expenses for the six month period ended June 30, 2015 were $32,536 compared to $37,953 for the six month period ended June 30, 2014. The decrease in the current period was due to the fact that in the corresponding period in 2014 the company became active after a period of inactivity and had a number of additional costs in the period as a result.

We recorded a net operating loss for the three month period ended June 30, 2015 of $9,030 compared to $12,513 for the three month period ended June 30, 2014. The decrease in the current period was due to the fact that in the corresponding period in 2014 the company became active after a period of inactivity and had a number of additional costs in the period as a result.

We recorded a net operating loss for the six month period ended June 30, 2015 of $32,536 compared to $37,953 for the three month period ended June 30, 2014. The decrease in the current period was due to the fact that in the corresponding period in 2014 the company became active after a period of inactivity and had a number of additional costs in the period as a result.

Net Income/Loss and Net Income/Loss Per Share

Our net loss and net loss per share was $9,030 and $0.00 and $32,536 and $0.00 for the three and six month periods ended June 30, 2015, respectively, compared to $12,513 and $0.00 and $37,953 and $0.00 for the three and six month periods ended June 30, 2014, respectively.

Financial Condition, Liquidity and Capital Resources

At June 30, 2015 and December 31, 2014, we had current and total assets of $0. We had current liabilities of $465,440 as compared to $432,904 as of June 30, 2015 and December 31, 2014, respectively. We had total liabilities of $486,914 as compared to $454,378 as of June 30, 2015 and December 31, 2014, respectively. The increase is primarily due to shareholder advances used to fund operations.

At June 30, 2015, we had working capital deficiency of $465,440 as compared with a working capital deficiency of $432,904 at December 31, 2014.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have stockholders deficit of $486,914 and a working capital deficiency of $465,440 at June 30, 2015 and net loss from operations of $9,030 and $12,513 for the three month periods ended June 30, 2015 and 2014, respectively, and $32,536 and $37,953 for the six month periods ended June 30, 2015 and 2014, respectively. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Net loss per share The Company has adopted FASB ASC 260-10-50, Earnings Per Share, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at June 30, 2015 or December 31, 2014.

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

ITEM 4 - CONTROLS AND PROCEDURES

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

None

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 OTHER INFORMATION

Entry into a Material Definitive Agreement

On June 26, 2015, World Health Energy Holdings, Inc. (“WHEN”) entered into a Stock Purchase Agreement (the “Agreement”) with FSC Solutions, Inc. (“FSC”), a Delaware corporation. FSC is the owner of a proprietary trading platform and accompanying software.

Pursuant to the terms of the Agreement, WHEN will acquire all of the capital stock of FSC. In consideration, WHEN will issue 70 Billion common shares at closing with the possibility of the issuance of an additional 130 Billion common shares upon FSC meeting certain milestones as outlined in the Agreement. WHEN intends to employ FSC’s software and trading platform to enter the on-line trading industry.

The Merger Agreement contains customary representations, warranties and covenants by WHEN and FSC. The Closing of the Agreement is subject to customary closing conditions.

The foregoing summary of the Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Agreement, which is filed as an exhibit to the Quarterly Report on Form 10-Q for the current quarter, ending June 30, 2015.

This Current Report on Form 10-Q may be deemed to contain forward-looking statements, which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including the expected completion of the transactions contemplated by the Agreement and the time frame in which this will occur. Statements regarding future events are based on the parties’ current expectations and are necessarily subject to associated risks related to the occurrence of any event, change or other circumstances, and general economic conditions. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. The forward-looking statements included herein are made only as of the date hereof, and Parent undertakes no obligation to revise or update any forward-looking statements for any reason.

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

* Filed herewith.

(b) The following sets forth the Company’s reports on Form 8-K that have been filed during the quarter for which this report is filed:

June 29, 2015

Item 1.01. Entry into a Material Definitive Agreement.

On June 26, 2015, World Health Energy Holdings, Inc. (“WHEN”) entered into a Stock Purchase Agreement (the “Agreement”) with FSC Solutions, Inc. (“FSC”), a Delaware corporation. FSC is the owner of a proprietary trading platform and accompanying software.

Pursuant to the terms of the Agreement, WHEN will acquire all of the capital stock of FSC. In consideration, WHEN will issue 70 Billion common shares at closing with the possibility of the issuance of an additional 130 Billion common shares upon FSC meeting certain milestones as outlined in the Agreement. WHEN intends to employ FSC’s software and trading platform to enter the on-line trading industry.

The Merger Agreement contains customary representations, warranties and covenants by WHEN and FSC. The Closing of the Agreement is subject to customary closing conditions.

The foregoing summary of the Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Agreement, which will be filed as an exhibit to WHEN’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2015.

This Current Report on Form 8-K may be deemed to contain forward-looking statements, which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including the expected completion of the transactions contemplated by the Agreement and the time frame in which this will occur. Statements regarding future events are based on the parties’ current expectations and are necessarily subject to associated risks related to the occurrence of any event, change or other circumstances, and general economic conditions. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. The forward-looking statements included herein are made only as of the date hereof, and Parent undertakes no obligation to revise or update any forward-looking statements for any reason.

Item 8.01. Other Events.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

World Health Energy Holdings, Inc.

Date: August 14, 2015	By:	/s/ David Lieberman
David Lieberman,
President, CEO, Director

