Form 10-Q/A
period 2015-06-30
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2015-08-17
CIK 943535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 of World Health Energy Holdings, Inc. (the “Company”) filed with the Securities and Exchange Commission on August 14, 2015 (the “Form 10-Q”) is to furnish Exhibits 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Descriptions

31.1	* Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	* Certification of the Acting Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	* Certification Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	* Certification Acting Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	** XBRL Instance Document

101.SCH	** XBRL Taxonomy Extension Schema Document

101.CAL	** XBRL Taxonomy Extension Calculation Linkbase

101.DEF	** XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	** XBRL Taxonomy Extension Label Linkbase Document

101.PRE	** XBRL Taxonomy Extension Presentation Linkbase Document

* These exhibits were previously included or incorporated by reference in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, filed with the Securities and Exchange Commission on August 14, 2015.

** Provided herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

World Health Energy Holdings, Inc.

Date: August 17, 2015	By:	/s/ David Lieberman
David Lieberman,
President, CEO, Director