Form 10-Q
period 2015-09-30
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2015-11-23
CIK 943535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 23, 2015, the Registrant had 89,789,407,996 outstanding shares of its common stock, $0.0007 par value.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE

None

2

PART I - FINANCIAL INFORMATION

ITEM 1 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$14,243	$-
TOTAL CURRENT ASSETS	14,243	-

GOODWILL	113,774	-

PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	4,353	4,353
Less: Accumulated depreciation	4,353	4,353
	-	-

TOTAL ASSETS	$128,017	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$73,764	$87,732
Due to affiliates	566,073	345,172
Convertible Note Payable	21,474	-
	661,311	432,904

LONG-TERM LIABILITIES
Convertible Note Payable	-	21,474

TOTAL LIABILITIES	661,311	454,378

Commitments and Contingencies (see Note 8)

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0007 par value, authorized 10,000,000 shares; 2,500,000 issued and outstanding	1,750	1,750

Common stock, $0.0007 par value, authorized 110,000,000,000 shares; 89,789,407,996 and 19,789,407,996 issued and outstanding at September 30, 2015 and December 31, 2014	62,852,585	13,852,585
Discount on common stock	(47,933,412)	-

Additional paid in capital	11,433,491	11,433,491
Accumulated deficit	(25,821,120)	(25,742,204)
	(533.294)	(454,378)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$128,017	$-

See Accompanying Notes to Condensed Consolidated Financial Statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the 3 Months Ended (Unaudited)		For the 9 Months Ended (Unaudited)
	Sep 30, 2015	Sep 30, 2014	Sep 30, 2015	Sep 30, 2014

REVENUE	$-	$-	$-	$-
COST OF SALES	-	-	-	-
GROSS MARGIN	-	-	-	-

OPERATING EXPENSES
General and administrative	33,542	1,488	46,742	19,063
Professional fees	12,843	-	32,179	20,378
Total expenses	46,385	1,488	78,921	39,441

NET OPERATING LOSS	$46,385	$1,488	$78,921	$39,441

OTHER INCOME
Interest Earned	5	-	5	-

NET LOSS	$46,380	$1,488	$78,916	$39,441

LOSS PER WEIGHTED AVERAGE COMMON SHARES	$0.00	$0.00	$0.00	$0.00

NUMBER OF WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	89,789,407,996	19,789,407,996	43,122,741,329	19,789,407,996

See Accompanying Notes to Condensed Consolidated Financial Statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities:

Net loss	$(78,916)	$(39,441)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(13,968)	2,967

Net cash from operating activities	(92,884)	(36,474)

Cash flows from financing activities:

Advances from due to affiliates	65,416	15,000
Proceeds from convertible note payable	-	21,474
Business acquisition	41,711	-
Net cash from financing activities	107,127

Change in cash	14,243	-

Cash, beginning of period	-	-

Cash, end of period	$14,243	$-

See Accompanying Notes to Condensed Consolidated Financial Statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Business

The consolidated financial statements include the accounts of World Health Energy Holdings, Inc. (“WHEN”) and its wholly owned subsidiaries, World Health Energy, Inc. (“WHE”) and FSC Solutions, Inc. (“FSC”).

The Company’s corporate offices are located in New York City, New York. World Health Energy’s primary focus is the production of algae using their proprietary GB3000 growth system. The system quickly and efficiently grows algae for the production of biofuels and food protein. Though the Company has been successful in demonstrating the effectiveness of the GB3000 system on a small-scale, the Company has not yet been able to raise the necessary capital to implement their technologies on a commercial scale. The Company continues to pursue all available options for raising the necessary capital in addition to exploring alternative revenue sources.

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

b) Loss per share

The Company has adopted Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10-50, Earnings Per Share, which provides for the calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at September 30, 2015 or December 31, 2014.

c) Cash and Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2015 or December 31, 2014.

d) Property and Equipment

Property and equipment is stated at cost and is depreciated using the straight line method over the estimated useful lives of the respective assets of three years. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. When office equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations. As of September 30, 2015 and December 31, 2014, all property and equipment was fully depreciated.

e) Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, Revenue Recognition and FASB ASC 605-15-25, Revenue Recognition. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. The Company did not report any revenues during the three or nine month periods ended September 30, 2015 or 2014.

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

g) Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company evaluated subsequent events through November 23, 2015, the date the financial statements were available for release.

(4) Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net losses of $25,821,120 and working capital deficit of $647,068 accumulated through September 30, 2015. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is presently seeking to raise permanent equity capital in the capital markets to eliminate negative working capital and provide working capital. Failure to raise equity capital or secure some other form of long-term debt arrangement will cause the Company to further increase its negative working capital deficit and could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.

(5) Income Taxes

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes for the three and nine months ended September 30, 2015 and 2014 are as follows:

Income tax at federal statutory rate	34.00%
State tax, net of federal effect	3.96%
37.96%
Valuation allowance	(37.96)%
Effective rate	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of September 30, 2015 and December 31, 2014, the Company’s only significant deferred income tax asset was a cumulative estimated net tax operating loss of approximately $26 million that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service. Management has considered the Company’s operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of September 30, 2015 and December 31, 2014.

(6) Related Parties

As of September 30, 2015 and December 31, 2014, the Company had $1,623 included in Due to affiliates in the accompanying consolidated balance sheets that is due to a stockholder. The amount is non-interest bearing and due upon demand.

As of September 30, 2015 and December 31, 2014, the Company had $59,157 included in Due to affiliates in the accompanying consolidated balance sheets that is due to a stockholder for amounts paid to certain vendors for services rendered. The amounts are non-interest bearing and due upon demand.

As of September 30, 2015 and December 31, 2014, the Company had $168,210 and $102,794, respectively, included in Due to affiliates in the accompanying consolidated balance sheets that is due to a stockholder and consultant of the Company for services rendered as a business advisor and for amounts paid to certain vendors for services rendered. The amounts are non-interest bearing and due upon demand.

As of September 30, 2015 and December 31, 2014, the Company had $64,000 included in Due to affiliates in the accompanying consolidated balance sheets that is due to a stockholder and consultant of the Company for services rendered as the Chief Executive Officer or the Company. The amounts are non-interest bearing and due upon demand.

As of September 30, 2015 and December 31, 2014, the Company had $117,598 included in Due to affiliates in the accompanying consolidated balance sheets that is due to a stockholder for amounts paid to certain vendors for services rendered. The amounts are non-interest bearing and due upon demand.

As of September 30, 2015 and December 31, 2014, the Company had $155,485 and $0, respectively, included in Due to affiliates in the accompanying consolidated balance sheets that is due to a stockholders of FSC Solutions, Inc, the company acquired by WHEN in the period, for amounts paid to certain vendors for services rendered. The amounts are non-interest bearing and due upon demand.

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

(8) Commitments & Contingencies

During the normal course of business, the Company may be exposed to litigation. In the event the Company were to become aware of potential litigation, it would evaluate the merits of the case in accordance with ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of November 23, 2015, the Company is not aware of any contingent liabilities that should be reflected in the accompanying consolidated financial statements.

(9) Business Acquisitions

On June 26, 2015, WHEN entered into a Stock Purchase Agreement (the “Agreement”) with FSC. FSC is the owner of a proprietary trading platform and accompanying software. The Agreement was effective as of July 1, 2015. Pursuant to the terms of the Agreement, WHEN acquired all of the capital stock of FSC. In consideration, WHEN issued 70 Billion common shares at closing with the possibility of the issuance of an additional 130 Billion common shares upon FSC meeting certain milestones as outlined in the Agreement. WHEN intends to employ FSC’s software and trading platform to enter the on-line trading industry. The acquisition was valued at the book value of FSC at the date of acquisition.

The following table summarizes the assets acquired and liabilities assumed at the acquisition date:

Consideration Cash	$-
Common Stock in WHEN (70 billion shares at no value)	-
Contingent Common Stock in WHEN (up to 130 billion shares at no value)	-

Recognized amounts of identifiable financial assets acquired and liabilities assumed
Financial Assets including cash at bank	$41,711
Liabilities including due to affiliates	(155,485)
TOTAL identifiable net liabilities	(113,774)

Goodwill	$113,774

Acquisition-related costs (included in selling, general and administrative expenses in WHEN’s income statement for the period ending September 30. 2015	$1,500

The initial accounting for the acquisition has not been finalized and will be updated as additional information becomes available. An independent valuation is being performed to determine whether there are any intangibles in FSC that should be recorded at fair value. The Company anticipates completing the valuation in 2015 at which point the purchase price allocation will be finalized. The completion of these items could result in changes to the allocation summarized above and the amounts reported in the consolidated balance sheets and consolidated statements of operations. FSC was owned by a shareholder of WHEN at the point that the acquisition was made.

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

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2015 to the Three and Nine Months Ended September 30, 2014

Revenues

Revenues for the three and nine month periods ended September 30, 2015 and 2014 were $0.

Operating Expenses

Operating expenses for the three month periods ended September 30, 2015 were $46,385 compared to $1,488 for the three month periods ended September 30, 2014. The increase is due mainly to additional spend on development of the new website, travel related to potential client meetings, professional fees and salaries in the period.

Operating expenses for the nine month period ended September 30, 2015 were $78,921compared to $39,411 for the nine month period ended September 30, 2014. The increase is due mainly to additional spend on development of the new website, travel related to potential client meetings, professional fees and salaries in the period.

We recorded a net operating loss for the three month period ended September 30, 2015 of $46,380 compared to $1,488 for the three month period ended September 30, 2014.

We recorded a net operating loss for the nine month period ended September 30, 2015 of $78,916 compared to $39,411 for the nine month period ended September 30, 2014.

Net Income/Loss and Net Income/Loss Per Share

Our net loss and net loss per share was $46,380 and $0.00 and $78,916 and $0.00, respectively, for the three and nine month periods ended September 30, 2015, compared to a $1,488 and $0.00 and $39,411 and $0.00, respectively, for the three and nine month periods ended September 30, 2014.

Financial Condition, Liquidity and Capital Resources

At September 30, 2015 and December 31, 2014, we had current assets of $14,243 and $0, respectively, and total assets of $128,017 and $0 respectively. The increase is due to the Acquisition of FSC Solutions Inc and their assets. We had current liabilities of $661,311 as compared to $432,904 as of September 30, 2015 and December 31, 2014, respectively. We had total liabilities of $661,311 as compared to $454,378 as of September 30, 2015 and December 31, 2014, respectively. The increase is primarily due to shareholder advances used to fund operations and the Acquisition of FSC Solutions Inc and their liabilities.

At September 30, 2015, we had working capital deficiency of $647,068 as compared with a working capital deficiency of $432,904 at December 31, 2014.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have stockholders deficit of $533,294 and a working capital deficiency of $647,068 at September 30, 2015 and net loss from operations of $46,380 for the three month periods ended September 30, 2015 and $78,916 for the nine month periods ended September 30, 2015. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Net loss per share The Company has adopted FASBASC260-10-50, Earnings Per Share, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at September 30, 2015 or December 31, 2014.

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

World Health Energy Holdings, Inc.

Date: November 23, 2015	By:	/s/ David Lieberman
David Lieberman,
President, CEO, Director

