Form 10-Q/A
period 2015-09-30
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2015-12-01
CIK 943535

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

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 of World Health Energy Holdings, Inc. (the “Company”) filed with the Securities and Exchange Commission on November 23, 2015 (the “Form 10-Q”) is to furnish Exhibits 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Descriptions

31.1	* Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	* Certification of the Acting Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	* Certification Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	* Certification Acting Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	** XBRL Instance

101.SCH	** XBRL Taxonomy Extension Schema

101.CAL	** XBRL Taxonomy Extension Calculation Linkbase

101.DEF	** XBRL Taxonomy Extension Definition Linkbase

101.LAB	** XBRL Taxonomy Extension Labels Linkbase

101.PRE	** XBRL Taxonomy Extension Presentation Linkbase

* These exhibits were previously included or incorporated by reference in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, filed with the Securities and Exchange Commission on November 23, 2015.

** Provided herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

World Health Energy Holdings, Inc.

Date: December 01, 2015	By:	/s/ David Lieberman
David Lieberman,
President, CEO, Director