Form 10-K
period 2015-12-31
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2016-04-18
CIK 943535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

10011

(Zip Code)

Issuers telephone number : (212) 884-8395

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

As of April 15, 2016, the Registrant had 89,789,407,996 outstanding shares of its common stock, $0.0007 par value.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

The following discussion should be read in conjunction with World Health Energy Holdings, Inc.’s, (“we” “us” “our” the “Company” or “WHEH”) audited consolidated financial statements and notes thereto included herein. In connection with, and because the Company desires to take advantage of, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on its behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which, with respect to future business decisions, are subject to change.

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

ITEM 1. DESCRIPTION OF BUSINESS

Business of World Health Energy

World Health Energy Holdings, Inc. (WHEH) is a Financial Software, Banking, Securities and a Health and Energy Holding Company. Its companies include www.fsc.trade, www.onlinetrade.trade, www.stocks-4you.com, www.gne.bz.

FSC Solutions, Inc. (FSC) is an online software solutions trading company. The Financial Broker Service Companies will be www.onlinetrade.trade & www.stocks-4you.com. They will be competing with E Trade, www.etrade.com, (market cap $7.01 Billion) and Ameritrade, www.tdamerirade.com, (market cap $19.6 Billion)

The online software trading Company www.fsc.trade is looking to compete in a $2 billion per annum financial software market. The Company will provide cutting edge complete software solutions for financial institutions, banks and traders.

In order for WHEH to succeed, it will require additional funding.

Our Products

The Company’s subsidiary company, FSC, has financial trading software.

Employees

As of December 31, 2015, we had no full-time employees. Throughout the year we had work performed by part-time consultants on an as-needed basis. None of our employees are represented by a labor union and we have not entered into a collective bargaining agreement with any union. As of December 31, 2015, all of our employees were on temporary leave without pay and/or an obligation for pay.

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

At December 31, 2015, we had a working capital deficiency of $675,031. We will require significant cash in order to implement any acquisitions. No assurances can be given that the Company will be able to obtain the necessary funding during this time to make any acquisitions. The inability to raise additional funds will have a material adverse effect on the Company’s business, plan of operation and prospects. Acquisitions may be made with cash or our securities or a combination of cash and securities. To the extent that we require cash, we may have to borrow the funds or sell equity securities. The issuance of equity, if available, would result in dilution to our stockholders. We have no commitments from any financing source and we may not be able to raise any cash necessary to complete an acquisition. If we fail to make any acquisitions, our future growth may be limited. If we make any acquisitions, they may disrupt or have a negative impact on our business.

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

We will continue to operate our current business until and unless we secure sufficient financing for WHEH. As WHEH is a developmental stage company, there can be no assurance that WHEH will be able to successfully implement its planned business model. While its officers have significant experience in the field, without proper financing and/or government grants, it is highly unlikely that WHEH will be able to implement its business plan.

In addition, WHEH faces intense competition from larger, better-capitalized companies.

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

Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of corporate law also may be deemed to have certain anti-takeover effects, which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation’s disinterested stockholders. In addition, our articles of incorporation authorize the issuance of up to 10,000,000 shares of preferred stock, of which 2,500,0000 shares are issued and outstanding as of April 15, 2016, with such rights and preferences as may be determined from time to time by our board of directors. Preferred stock shareholders are entitled to 350 votes for each share held while common stock shareholders are entitled to one vote for each share held. Our board of directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock. As a result, our board of directors can issue such stock to investors who support our management and give effective control of our business to our management.

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

On October 28, 2011, the National Securities Clearing Corporation exited positions in WHEH common stock from the Continuous Net Settlement System. This “chill” on the common stock may hamper trading liquidity in WHEH.

ITEM 2. DESCRIPTION OF PROPERTY

During 2015, we rented office space in Bet Shemesh, Israel from a related party, at a cost of approximately $1,200 per month. In addition, as of March 4, 2014, the Company’s current executive offices are at 511 Avenue of the Americas #705, New York, NY10011. This is a virtual office offering mail forwarding, phone services, and the ability to use conference rooms as needed. We pay $99 per month in fees for the location. We believe that the current arrangement is adequate to meet our current needs and anticipate moving our offices during the next twelve (12) months if we are able to execute our business plans.

ITEM 3. LEGAL PROCEEDINGS

The Company is not involved currently in legal proceedings that could reasonably be expected to have a material adverse effect on its business, prospects, financial condition or results of operations except as set forth below, nor is the Company aware of any pending or threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise during the fiscal year ended December 31, 2015.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

Our common stock, par value $0.0007 per share (the “Common Stock”) is trading on the OTC QB market under the symbol “WHEN”. Our common stock is traded sporadically and no established liquid trading market currently exists therefore.

The following table represents the range of the high and low price for our Common Stock on the OTC Bulletin Board for each fiscal quarter ending December 31, 2015. These Quotations represent prices between dealers, may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

Year 2015	High	Low
First Quarter	$0.0004	$0.0001
Second Quarter	$0.0004	$0.0002
Third Quarter	$0.0004	$0.0002
Fourth Quarter	$0.0004	$0.0002

Year 2014	High	Low
First Quarter	$0.0005	$0.0001
Second Quarter	$0.0003	$0.0001
Third Quarter	$0.0003	$0.0001
Fourth Quarter	$0.0002	$0.0001

Transfer Agent

Our transfer agent is Continental Stock Transfer & Trust Company, 17 Battery Place, New York, NY 10004.Their telephone number is (212) 509-4000.

(b) Holders

As of December 31, 2015, there were approximately five hundred (500) holders of record of our common stock, which excludes those shareholders holding stock in street name.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Revenues

Revenues for the years ended December 31, 2015 and 2014 were $0. The income during the current year relates to interest earned on savings in the Company bank account.

Operating Expenses

Operating expenses for the year ended December 31, 2015 were $106,885 compared to $41,266 for the year ended December 31, 2014. The reason for the increase is due to there being an increase in the activities of the Company and, therefore, more need for travel, consultancy and other professional fees. The Company also started renting office space in Israel during the year and paid more in consultancy fees during the year.

We recorded a net operating loss for 2015 of $106,879, compared to $41,266 for 2014.

Net Income/Loss and Net Income/Loss Per Share

Our net loss and net loss per share was $106,879 and $0.00 for the year ended December 31, 2015, compared to $41,266 and $0.00 per share for the year ended December 31, 2014.

Financial Condition, Liquidity and Capital Resources

At December 31, 2015, and 2014, we had current assets of $4,054 and $0, respectively, and total assets of $117,828 and $0 respectively. The increase is due to the Acquisition of FSC and their assets. We had current liabilities of $679,085 as compared to $432,904 as of December 31, 2015 and 2014, respectively. We had total liabilities of $679,085 as compared to $454,378 as of December 31, 2015 and 2014, respectively. The increase is primarily due to shareholder advances used to fund operations and the acquisition of FSC and their liabilities.

At December 31, 2015, we had a working capital deficiency of $675,031 as compared with a working capital deficiency of $432,904 at December 31, 2014.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders’ deficit of $561,257 and a working capital deficiency of $675,031 at December 31, 2015 and net loss from operations of $106,879 and $41,266, respectively, for the years ended December 31, 2015 and 2014. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Net loss per share The Company has adopted FASB ASC 260-10-50, Earnings Per Share, which provides for the calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at December 31, 2015 or 2014.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

Our consolidated financial statements have been examined to the extent indicated in their reports by Accell Audit & Compliance, P.A. for the years ended December 31, 2015 and 2014 and have been prepared in accordance with GAAP and pursuant to Regulation S-X as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof in response to Part F/S of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

World Health Energy Holdings, Inc.

We have audited the accompanying consolidated balance sheets of World Health Energy Holdings, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of World Health Energy Holdings, Inc. as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Accell Audit & Compliance, PA

April 18, 2016

Tampa, Florida

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014

ASSETS

CURRENT ASSETS
Cash	$4,054	$-
TOTAL CURRENT ASSETS	4,054	-

PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	4,353	4,353
Software	113,774
Less: Accumulated depreciation	4,353	4,353
	113,774	-

TOTAL ASSETS	$117,828	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$68,521	$81,739
Due to affiliates	589,090	351,165
Related party convertible note payable	21,474	-
	679,085	432,904

LONG-TERM LIABILITIES
Related party convertible note payable	-	21,474

TOTAL LIABILITIES	678,461	454,378

Commitments and Contingencies (see Note 8)

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0007 par value, authorized 10,000,000 shares;2,500,000 issued and outstanding	1,750	1,750

Common stock, $0.0007 par value, authorized 110,000,000,000 shares; 89,789,407,996 and 19,789,407,996 issued and outstanding at December 31, 2015 and December 31, 2014	62,852,585	13,852,585
Additional paid in capital	11,433,491	11,433,491
Discount on common stock	(49,000,000)	-
Accumulated deficit	(25,849,083)	(25,742,204)
	(561,257)	(454,378)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$117,828	$-

See Accompanying Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31, 2015	December 31, 2014

REVENUE	$-	$-
COST OF SALES	-	-
GROSS MARGIN	-	-

OPERATING EXPENSES
General and administrative	67,470	19,063
Professional fees	39,415	22,203
Total expenses	106,885	41,266

NET OPERATING LOSS	$(106,885)	$(41,266)

OTHER INCOME
Interest Earned	6	-

NET LOSS	$(106,879)	$(41,266)

LOSS PER WEIGHTED AVERAGE COMMON SHARES	$0.00	$0.00

NUMBER OF WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	56,035,983,338	19,789,407,996

See Accompanying Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Number of Shares- Preferred	Preferred Stock	Number of Shares- Common	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Discount on Common Stock	Total Stockholders’ Deficit

Balance, December 31, 2013	2,500,000	$1,750	19,789,407,996	$13,852,585	$11,433,491	$(25,700,938)	-	$(413,112)
Net loss	-	-	-	-	-	(41,266)	-	(41,266)

Balance, December 31, 2014	2,500,000	$1,750	19,789,407,996	$13,852,585	$11,433,491	$(25,742,204)	-	$(454,375)
Net loss	-	-	-	-	-	(106,879)	-	(106,879)
Shares issued in business acquisition	-	-	70,000,000,000	49,000,000	-	-	(49,000,000)	-

Balance, December 31, 2015	2,500,000	$1,750	89,789,407,996	$62,852,585	$11,433,491	$(25,849,083)	$(49,000,000)	$(561,257)

See Accompanying Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2015	December 31, 2014
Cash flows from operating activities:

Net loss	$(106,879)	$(41,266)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(13,218)	4,792

Net cash from operating activities	(120,097)	(36,474)

Cash flows from financing activities:

Advances from due to affiliates	82,440	15,000
Proceeds from convertible note payable	-	21,474
Cash acquired in business acquisition	41,711	-
Net cash from financing activities	124,151

Change in cash	4,054	-

Cash, beginning of period	-	-

Cash, end of period	$4,054	$-

See Accompanying Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Business

The consolidated financial statements include the accounts of World Health Energy Holdings, Inc. (“WHEH” or the “Company”) and its wholly owned subsidiaries, World Health Energy, Inc. (“WHE”) and FSC Solutions, Inc. (FSC), an online software solutions trading company.

WHEH’s corporate offices are located in New York City, New York. WHES primary focus is the production of algae using their proprietary GB3000 growth system. The system quickly and efficiently grows algae for the production of biofuels and food protein. Though WHE has been successful in demonstrating the effectiveness of the GB3000 system on a small-scale, it has not yet been able to raise the necessary capital to implement their technologies on a commercial scale. The Company continues to pursue all available options for raising the necessary capital in addition to exploring alternative revenue sources.

FSC, the Company’s online software trading website (www.fsc.trade) is looking to compete in the financial software market and expects to generate revenues in the second half of 2016. The Company will provide cutting edge complete software solutions for financial institutions, banks and traders.

 FSC’s Financial Broker Service Companies will be www.onlinetrade.trade & www.stocks-4you.com. They plan to competing with E Trade, www.etrade.com, and Ameritrade, www.tdamerirade.com,

(2) Basis of Presentation and Consolidation

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

b) Loss per share

The Company has adopted Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10-50, Earnings Per Share, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at December 31, 2015 or 2014.

c) Cash and Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2015 or 2014.

d) Property and Equipment

Property and equipment is stated at cost and was depreciated using the straight line method over the estimated useful lives of the respective assets of three years. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. When office equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations. As of December 31, 2015 property and equipment was valued at $118,127 and had depreciation of $4,353. As of December 31, 2014, all property and equipment, valued at $4,353 was fully depreciated. No depreciation was recorded during 2015 as the software was not yet put into service.

e) Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, Revenue Recognition and FASB ASC 605-15-25, Revenue Recognition. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. The Company did not report any revenues during the years ended December 31, 2015 or 2014.

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

g) Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company evaluated subsequent events through April 18, 2016, the date the consolidated financial statements were available for issue.

(4) Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net losses of $25,849,083 accumulated through December 31, 2015 and a working capital deficiency of $675,031 as of December 31, 2015. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is presently seeking to raise permanent equity capital in the capital markets to eliminate negative working capital and provide working capital. Failure to raise equity capital or secure some other form of long-term debt arrangement will cause the Company to further increase its negative working capital deficit and could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.

(5) Income Taxes

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes as of December 31, 2015 and 2014 are as follows:

Income tax at federal statutory rate	34.00%
State tax, net of federal effect	3.96%
37.96%
Valuation allowance	(37.96)%
Effective rate	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of December 31, 2015 and 2014, the Company’s only significant deferred income tax asset was a cumulative estimated net tax operating loss of approximately $26 million that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service. Management has considered the Company’s operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of December 31, 2015 and 2014.

(6) Related Parties

As of December 31, 2015 and 2014, the Company had $1,623 included in Due to affiliates in the accompanying consolidated balance sheets that is due to a stockholder.

As of December 31, 2015 and 2014, the Company had $59,157 included in Due to affiliates in the accompanying consolidated balance sheets that is due to a stockholder for amounts paid to certain vendors for services rendered. The amount is non-interest bearing and due upon demand.

As of December 31, 2015 and 2014, the Company had $177,133 and $108,787, respectively, included in Due to affiliates in the accompanying consolidated balance sheets that is due to a stockholder and consultant of the Company for services rendered as a business advisor and for amounts paid to certain vendors for services rendered. The amounts are non-interest bearing and due upon demand.

As of December 31, 2015 and 2014, the Company had $64,000 included in Due to affiliates in the accompanying consolidated balance sheets that is due to a stockholder and consultant of the Company for services rendered in his former role as the Chief Executive Officer or the Company. The amount is non-interest bearing and due upon demand.

As of December 31, 2015 and 2014, the Company had $117,598 included in Due to affiliates in the accompanying consolidated balance sheets that is due to a stockholder for amounts paid to certain vendors for services rendered. The amount is non-interest bearing and due upon demand.

As of December 31, 2015 and 2014, the Company had $7,027 and $0, respectively, included in Due to affiliates in the accompanying consolidated balance sheets that is due to a stockholder and consultant of the Company for amounts paid to certain vendors for services rendered. The amounts are non-interest bearing and due upon demand.

As of December 31, 2015 and 2014, the Company had $7,067 and $0, respectively, included in Due to affiliates in the accompanying consolidated balance sheets that is due to a stockholder and consultant of the Company for amounts paid to certain vendors for services rendered. The amounts are non-interest bearing and due upon demand.

As of December 31, 2015 and 2014, the Company had $155,485 and $0, respectively, included in Due to affiliates in the accompanying consolidated balance sheets that is due to creditors of FSC, a business acquired by the Company during the year (see Note 9). The amounts are non-interest bearing and due upon demand.

(7) Related Party Convertible Note Payable

During the year ended December 31, 2014, the Company entered into a convertible note payable with a third party for $21,474. The note is non-interest bearing and convertible to common stock at $0.0001 per share (or the comparable rate following any share split or reverse split) on the conversion date. During 2015, the note holder became the CEO and is now a related party.

(8) Commitments & Contingencies

During the normal course of business, the Company may be exposed to litigation. In the event the Company were to become aware of potential litigation, it would evaluate the merits of the case in accordance with ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of December 31, 2015, the Company is not aware of any contingent liabilities that should be reflected in the accompanying consolidated financial statements.

(9) Business Acquisitions

On June 26, 2015, WHEH entered into a Stock Purchase Agreement (the “Agreement”) with FSC. FSC is the owner of a proprietary trading platform and accompanying software. The Agreement was effective as of July 1, 2015. Pursuant to the terms of the Agreement, WHEH acquired all of the capital stock of FSC. In consideration, WHEH issued 70 billion common shares at closing with the possibility of the issuance of an additional 130 billion common shares upon FSC meeting certain milestones as outlined in the Agreement. WHEH intends to employ FSC’s software and trading platform to enter the on-line trading industry. The acquisition was valued at the book value of FSC at the date of acquisition.

The following table summarizes the assets acquired and liabilities assumed at the acquisition date:

Cash Consideration	$-
Common Stock in WHEH (70 billion shares at no value)	-
Contingent Common Stock in WHEH (up to 130 billion shares at no value)	-

Recognized amounts of identifiable financial assets acquired and liabilities assumed
Cash at bank	$41,711
Software	113,774
Liabilities including due to affiliates	(155,485)
TOTAL identifiable net liabilities	-

Acquisition-related costs (included in selling, general and administrative expenses in WHEH’s statement of operations for the year ending December 31, 2015	$1,500

(10) Subsequent Events

On March 13, 2015, FSC entered into a Stock Purchase Agreement (the “Agreement”) with Natalie Stock, Ltd. for the purchase of all of the outstanding shares of Amid Financial Centre, Ltd. (“Amid”), a Mauritius Company that operates as a broker-dealer. Pursuant to the terms of the Agreement, FSC will acquire all of the capital stock of Amid. In consideration, WHEH will pay cash and other consideration to Natalie Stock, Ltd. WHEH intends to integrate FSC’s software and trading platform and Amid’s broker-dealer operations. Eli Gal Levy, a director of WHEH and FSC, is the owner of Natalie Stock, Ltd.

Management’s Report on Internal Control Over Financial Reporting

(a) Evaluation of Disclosure Controls and Procedures. Management of the Company with the participation of the Chief Executive Officer and Directors, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) pursuant to Rule 13a-15 under the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management, including the Chief Executive Officer, Chief Financial Officer and the Company’s Board of Directors, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.

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

We conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

(c) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Set forth below are the names, ages, positions with the Company and business experiences of the executive officers and directors of the Company.

Name	Age	Position(s) with Company

Uri Tadelis	48	CEO, Director

Eli Gal Levy	42	Director

Chaim J Lieberman	54	Director

Business Experience

Uri Tadelis brings to FSC over 25 years of diverse experience in finances, banking and Real estate investments. Founder of several companies, Uri has also innovated unique commercial software for FX trading, and provided liquidity for top financial institutions. Mr. Tadelis have been involved for the past 5 years in international transactions between major banks, hedge funds, institutional, leading major corporations to build their wealth with private, Municipal and government platforms.

Gal Levy has 22 years’ experience in the financial industry. He has extensive experience in online trading solutions, financial software development and clearing solutions. He has worked with Cannon Trading Company, CIBC Oppenheimer, World Co LLC, Broadway/Andover trading, Tradescape; which was acquired E-Trade, Noble Trading which was acquired by LightSpeed Trading, Celadon Financial.

Chaim Lieberman has over 20 years experience in the Banking Sector including with the Chase Manhattan team He is also an innovator of green energy systems and plant pharmaceuticals. Chaim holds several patents in alternative energy and pharmaceuticals, including the first whole plant IND from the FDA. He has worked with Baxter and other industry leaders.

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

Involvement in Certain Legal Proceedings

Except as indicated above, no event listed in Sub-paragraphs (1) through (4) of Subparagraph (d) of Item 401 of Regulation S-X, has occurred with respect to any of our present executive officers or directors or any nominee for director during the past five years which is material to an evaluation of the ability or integrity of such director or officer. Compliance with Section 16(a) of the Securities Exchange Act of 1934.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2014 through 2015 to the Company’s President and highest paid executive officers. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than compensation identified in the chart below, were paid to these executive officers during these fiscal years

LONG TERM COMPENSATION

ANNUAL COMPENSATION AWARDS PAYOUTS

NAME AND YEAR SALARY BONUS OTHER RESTRICTED SECURITIEIS LTIP ALL

POSITION ANNUAL STOCK AWARDS UNDERLYING PAYOUTS

COMPENSATION OPTIONS/SARS

D Lieberman – Accrued compensation included in due to affiliates

2015	$0
2014	$6,000

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

Stock Option and Stock Appreciation Rights.

We do not currently have a Stock Option or Stock Appreciation Rights Plan. No stock options or stock appreciation rights were awarded during the fiscal year ended December 31, 2015, or the period ending on the date of this Report.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2015, information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

	Common Stock
	Beneficially Owned
Name and Address	Title of Class	Number	Percent (1)
David Lieberman	Common	255,000,000	0.28%
CJ Lieberman	Common	23,861,107,648	26.57%
Uri Tadelis	Common	22,633,333,333	25.21%
Eli Gal Levy	Common	22,633,333,333	25.21%
Total	Common	69,382,774,314	77.27%

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2015. As of December 31, 2015, there were 89,789,407,996 shares of our common stock issued and outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2015, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance, aggregated as follows:

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

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we are a party during the past two years, or in any proposed transaction to which the Company is proposed to be a party:

(A)	any director or officer;

(B)	any proposed nominee for election as a director;

(C)	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

(D)	any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees

2015	$16,000	None	None	None
2014	$11,500	None	None	None

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

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, “Communication with Audit Committees”. The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2015 with management and the independent auditors.

Management has the responsibility for the preparation of the Company’s consolidated financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company’s audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2015, for filing with the Securities and Exchange Commission.

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

World Health Energy Holdings, Inc.
(Registrant)

Date: April 18, 2016	By:	/s/ Chaim Lieberman
Chaim Lieberman
Director

