Form 10-Q
period 2016-06-30
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2017-01-10
CIK 943535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________ to___________

Commission file number 000-29462

WORLD HEALTH ENERGY HOLDINGS, INC.
(Name of small business issuer in its charter)

Delaware	59-2762023
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3000 Island Blvrd #402 Aventura

FL
(Address of principal executive offices)

33160
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

As of June 30, 2016, the Registrant had 89,789,407,996 outstanding shares of its common stock, $0.0007 par value.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I - FINANCIAL INFORMATION

ITEM 1 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets	5

Condensed Consolidated Statements of Operations	6

Condensed Consolidated Statements of Cash Flows	7

Notes to Condensed Consolidated Financial Statements	8

 WORLD HEALTH ENERGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016 (Unaudited)	2015

ASSETS

CURRENT ASSETS
Cash	$658	$4,054
Deposits	23,000	-
	23,658	4,054
PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	4,353	4,353
Software	113,774	113,774
Less: Accumulated depreciation	(4,353)	(4,353)
	113,774	113,774

TOTAL ASSETS	$137,432	$117,828

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$79,154	$68,521
Due to affiliates	714,286	589,090
Related party convertible note payable	21,474	21,474
	814,914	679,085

TOTAL LIABILITIES	814,914	679,085
Commitments and Contingencies (Note 8)
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0007 par value, authorized 10,000,000 shares; 2,500,000 issued and outstanding	1,750	1,750
Common stock, $0.0007 par value, authorized 110,000,000,000 shares; 89,789,407,996 issued and outstanding	62,852,585	62,852,585
Discount on common stock	(49,000,000)	(49,000,000)
Additional paid in capital	11,433,491	11,433,491
Accumulated deficit	(25,965,308)	(25,849,083)
	(677,482)	(561,257)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$137,432	$117,828

See Accompanying Notes to Condensed Consolidated Financial Statements

WORLD HEALTH ENERGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the 3 Months Ended (Unaudited)			For the 6 Months Ended (Unaudited)
	June 30, 2016	June 30, 2015		June 30, 2016	June 30, 2015

REVENUE	$-		$-	$-	$-
COST OF SALES	-		-	-	-
GROSS MARGIN	-		-	-	-

OPERATING EXPENSES
Professional fees	14,006		4,129	88,118	19,336
General and administrative	13,701		4,901	28,121	13,200
Total expenses	27,707		9,030	116,239	32,536

NET OPERATING LOSS	(27,707)		(9,030)	(116,239)	(32,536)

OTHER INCOME
Interest Earned	-		-	13	-

NET LOSS	$(27,707)	$	(9,030)	$(116,226)	$(32,536)

LOSS PER WEIGHTED AVERAGE COMMON SHARES	$0.00		$0.00	$0.00	$0.00

NUMBER OF WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	89,789,407,996		19,789,407,996	89,789,407,996	19,789,407,996

See Accompanying Notes to Condensed Consolidated Financial Statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the 6 Months Ended
	June 30,	June 30,
	2016	2015
	(Unaudited)
Cash flows from operating activities:

Net loss	$(116,226)	$(32,536)

Changes in:
Deposits	(3,000)	-
Accounts payable and accrued liabilities	10,634	(16,080)

Net cash from operating activities	(108,592)	(48,616)

Cash flows from investing activities:

Deposit on purchase of AMID	(20,000)	-

Net cash from investing activities	(20,000)	-

Cash flows from financing activities:

Advances from affiliates	125,196	48,616

Net cash from financing activities	125,196	48,616

Change in cash	(3,396)	-

Cash, beginning of year	4,054	-

Cash, end of year	$658	$-

See Accompanying Notes to Condensed Consolidated Financial Statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Business

The Condensed Consolidated Financial Statements include the accounts of World Health Energy Holdings, Inc. (“WHEH”) and its wholly owned subsidiaries, World Health Energy, Inc. (“WHE”) and FSC Solutions, Inc. (“FSC”), an online software solutions trading company.

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

FSC’s Financial Broker Service Companies will be www.onlinetrade.trade & www.stocks-4you.com. They will be competing with E Trade, www.etrade.com, (market cap $7.01 Billion) and Ameritrade, www.tdamerirade.com, (market cap $19.6 Billion).

The online software trading Company, www.fsc.trade, is looking to compete in the financial software market and expects to generate revenues in the first half of 2017. The Company will provide cutting edge complete software solutions for financial institutions, banks and traders.

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

(3) Significant Accounting Policies

 a) Use of Estimates

The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

b) Loss per share

The Company has adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260-10-50, Earnings Per Share, which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at June 30, 2016 or June 30, 2015.

c) Cash and Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2016 or December 31, 2015.

d) Property and Equipment

Property and equipment is stated at cost and was depreciated using the straight line method over the estimated useful lives of the respective assets of three years. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. When office equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations. As of June 30, 2016 and December 31, 2015 property and equipment was valued at $118,127 and had accumulated depreciation of $4,353. As the software was not yet in operation during the period, no amortization has been applied to the initial cost. Usage of the software is due to begin in 2017, and amortization will be applied from that point onwards.

e) Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 13, Revenue Recognition and FASB ASC 605-15-25, Revenue Recognition. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. The Company did not report any revenues during the three or six month periods ended June 30, 2016 or 2015.

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

g) Recently Issued Accounting Pronouncements

The Company reviewed all recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC and they did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

h) Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company evaluated subsequent events through January 6, 2017, the date the condensed consolidated financial statements were available for issue.

(4) Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net losses of $25,965,308 accumulated through June 30, 2016. The Condensed Consolidated Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is presently seeking to raise permanent equity capital in the capital markets to eliminate negative working capital and provide working capital. Failure to raise equity capital or secure some other form of long-term debt arrangement will cause the Company to further increase its negative working capital deficit and could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.

(5) Income Taxes

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes for the six months ended June 30, 2016 and 2015 are as follows:

Income tax at federal statutory rate	34.00%
State tax, net of federal effect	3.96%
37.96%
Valuation allowance	(37.96)%
Effective rate	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of June 30, 2016 and December 31, 2015, the Company’s only significant deferred income tax asset was a cumulative estimated net tax operating loss of approximately $26 million that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service.  Management has considered the Company's operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of June 30, 2016 and December 31, 2015.

(6) Related Parties

As of June 30, 2016 and December 31, 2015, the Company had $0 and $1,623, respectively, included in Due to affiliates in the accompanying condensed consolidated balance sheets that is due to a stockholder. The amount was non-interest bearing and due upon demand.

As of June 30, 2016 and December 31, 2015, the Company had $59,157 included in Due to affiliates in the accompanying condensed consolidated balance sheets that is due to a stockholder for amounts paid to certain vendors for services rendered. The amounts are non-interest bearing and due upon demand.

As of June 30, 2016 and December 31, 2015, the Company had $269,555 and $177,133, respectively, included in Due to affiliates in the accompanying condensed consolidated balance sheets that is due to a stockholder and consultant of the Company for services rendered as a business advisor and for amounts paid to certain vendors for services rendered. The amounts are non-interest bearing and due upon demand.

As of June 30, 2016 and December 31, 2015, the Company had $64,000 included in Due to affiliates in the accompanying condensed consolidated balance sheets that is due to a stockholder and consultant of the Company for services rendered as the previous Chief Executive Officer of the Company. The amounts are non-interest bearing and due upon demand.

As of June 30, 2016 and December 31, 2015, the Company had $117,598 included in Due to affiliates in the accompanying condensed consolidated balance sheets that is due to a stockholder for amounts paid to certain vendors for services rendered. The amount is non-interest bearing and due upon demand.

As of June 30, 2016 and December 31, 2015, the Company had $0 and $7,027, respectively, included in Due to affiliates in the accompanying condensed consolidated balance sheets that is due to a stockholder and consultant of the Company for amounts paid to certain vendors for services rendered. The amounts are non-interest bearing and due upon demand.

As of June 30, 2016 and December 31, 2015, the Company had $48,491 and $7,067, respectively, included in Due to affiliates in the accompanying condensed consolidated balance sheets that is due to a stockholder and consultant of the Company for amounts paid to certain vendors for services rendered. The amounts are non-interest bearing and due upon demand.

As of June 30, 2016 and December 31, 2015, the Company had $155,485 included in Due to affiliates in the accompanying condensed consolidated balance sheets that is due to creditors of FSC, a business acquired by the Company during the year (see Note 9). The amounts are non-interest bearing and due upon demand.

(7) Convertible Note Payable

During 2015, the Company entered into a convertible note payable with a third party for $21,474. The note is non-interest bearing and is convertible to common stock at $0.0001 per share (or the comparable rate following any share split or reverse split) on the conversion date. During 2015 the note holder became the CEO and is now a related party. The note is due to be converted in the first Quarter of 2017.

(8) Commitments & Contingencies

During the normal course of business, the Company may be exposed to litigation. In the event the Company were to become aware of potential litigation, it would evaluate the merits of the case in accordance with ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of June 30, 2016, the Company is not aware of any contingent liabilities that should be reflected in the accompanying Condensed Consolidated Financial Statements.

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

(10) Other Significant Events

On March 13, 2016, FSC entered into a Stock Purchase Agreement (the “Agreement”) with Natalie Stock, Ltd. for the purchase of all of the outstanding shares of Amid Financial Centre, Ltd. (“Amid”), a Mauritius Company that operates as a broker-dealer.

Pursuant to the terms of the Agreement, FSC will acquire all of the capital stock of Natalie Stock, Ltd. In consideration, WHEH will pay cash and other consideration to Natalie Stock, Ltd. WHEH intends to integrate FSC’s software and trading platform and Amid’s broker-dealer operations.

The Agreement contains customary representations, warranties and covenants by Natalie Stock, Ltd. and FSC. The Closing of the Agreement is subject to customary closing conditions.

Eli Gal Levy, was a director of WHEH and FSC, and is the owner of Natalie Stock, Ltd.

During the first quarter of 2016, an initial deposit of $20,000 was made as part of the agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-Q as well as our other SEC filings.

Overview

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the accompanying notes appearing subsequently under the caption "Condensed Consolidated Financial Statements."

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

Comparison of Operating Results for the Three and Six Months Ended June 30, 2016 to the Three and Six Months Ended June 30, 2015

Revenues

Revenues for the three and six month periods ended June 30, 2016 and 2015 were $0. The income during the current year relates to interest earned on savings in the Company bank account.

Operating Expenses

Operating expenses for the three and six month periods ended June 30, 2016 were $27,707 and $116,239, respectively, compared to $9,030 and $32,536 for the three and six month periods ended June 30, 2015, respectively. The reason for the increase is due to there being an increase in consultancy and other professional fees relating to the development of software crucial to the business.

We recorded a net operating loss for the three and six month periods ended June 30, 2016 of $27,707 and $116,239, respectively, compared to $9,030 and $32,536 for the three and six month period ended June 30, 2015, respectively.

Net Income/Loss and Net Income/Loss Per Share

Our net loss and net loss per share was $27,707 and $0.00 and $116,226 and $0.00 for the three and six month periods ended June 30, 2016, respectively, compared to $9,030 and $0.00 and $32,536 and $0.00 for the three and six month periods ended June 30, 2015, respectively.

Financial Condition, Liquidity and Capital Resources

At June 30, 2016, and December 31, 2015, we had current assets of $23,658 and $4,054, respectively, and total assets of $137,432 and $117,828, respectively. The increase is due to the initial deposit on the Agreement with Natalie Stock, Ltd. for the purchase of all of the outstanding shares of Amid. We had current and total liabilities of $814,914 as compared to $679,085, as of June 30, 2016, and December 31, 2015, respectively. The increase is primarily due to shareholder advances used to fund operations.

At June 30, 2016, we had a working capital deficiency of $791,256 as compared with a working capital deficiency of $675,031 at December 31, 2015.

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

Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that we will continue as a going concern. We have stockholders deficit of $677,482 and a working capital deficiency of $791,256 at June 30, 2016 and net loss from operations of $116,239 for the six month period ended June 30, 2016. These conditions raise substantial doubt about our ability to continue as a going concern. The Condensed Consolidated Financial Statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Net loss per share The Company has adopted FASB ASC 260-10-50, Earnings Per Share, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at June 30, 2016 or June 30, 2015.

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

None

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 OTHER INFORMATION

None

ITEM 6 EXHIBITS

(a)	The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit	Number Descriptions

31.1	* Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	* Certification of the Acting Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	* Certification Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	* Certification Acting Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

______________

* Filed herewith.

 ** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(b) The following sets forth the Company's reports on Form 8-K that have been filed during the quarter for which this report is filed:

None

Item 8.01. Other Events.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

World Health Energy Holdings, Inc.

Date: January 10, 2017	By:	/s/ Uri Tadelis
Uri Tadelis,
CEO, Director