Form 10-Q
period 2016-09-30
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2017-04-18
CIK 943535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of September 30, 2016, the Registrant had 89,789,407,996 outstanding shares of its common stock, $0.0007 par value.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I - FINANCIAL INFORMATION

ITEM 1 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets	5

Condensed Consolidated Statements of Operations	6

Condensed Consolidated Statements of Cash Flows	7

Notes to Condensed Consolidated Financial Statements	8

WORLD HEALTH ENERGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016 (Unaudited)	2015

ASSETS

CURRENT ASSETS
Cash	$592	$4,054
Deposits	23,000	-
	23,592	4,054
PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	4,353	4,353
Software	113,774	113,774
Less: Accumulated depreciation	(4,353)	(4,353)
	113,774	113,774

TOTAL ASSETS	$137,366	$117,828

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$87,185	$68,521
Due to affiliates	714,717	589,090
Related party convertible note payable	21,474	21,474
	823,376	679,085

TOTAL LIABILITIES	823,376	679,085

Commitments and Contingencies (Note 8)

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0007 par value, authorized 10,000,000 shares; 2,500,000 issued and outstanding	1,750	1,750
Common stock, $0.0007 par value, authorized 110,000,000,000 shares; 89,789,407,996 issued and outstanding	62,852,585	62,852,585
Discount on common stock	(49,000,000)	(49,000,000)
Additional paid in capital	11,433,491	11,433,491
Accumulated deficit	(25,973,836)	(25,849,083)
	(686,010)	(561,257)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$137,366	$117,828

See Accompanying Notes to Condensed Consolidated Financial Statements

WORLD HEALTH ENERGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the 3 Months Ended (Unaudited)		For the 9 Months Ended (Unaudited)
	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015

REVENUE	$-	$-	$-	$-
COST OF SALES	-	-	-	-
GROSS MARGIN	-	-	-	-

OPERATING EXPENSES
Professional fees	2,058	12,843	90,175	32,179
General and administrative	6,470	33,542	34,592	46,742
Total expenses	8,528	46,385	124,767	78,921

NET OPERATING LOSS	(8,528)	(46,385)	(124,767)	(78,921)

OTHER INCOME
Interest Earned	-	5	13	5

NET LOSS	$(8,528)	$(46,380)	$(124,754)	$(78,916)

LOSS PER WEIGHTED AVERAGE COMMON SHARES	$0.00	$0.00	$0.00	$0.00

NUMBER OF WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	89,789,407,996	89,789,407,996	89,789,407,996	43,122,741,329

See Accompanying Notes to Condensed Consolidated Financial Statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the 9 Months Ended
	Sep 30,	Sep 30,
	2016	2015
	(Unaudited)
Cash flows from operating activities:

Net loss	$(124,754)	$(78,916)

Changes in:
Deposits	(3,000)	-
Accounts payable and accrued liabilities	18,665	(13,968)

Net cash from operating activities	(109,089)	(92,884)

Cash flows from investing activities:

Deposit on purchase of AMID	(20,000)	-

Net cash from investing activities	(20,000)	-

Cash flows from financing activities:

Advances from affiliates	125,627	65,416
Business acquisition	-	41,711

Net cash from financing activities	125,627	107,127

Change in cash	(3,462)	14,243

Cash, beginning of year	4,054	-

Cash, end of year	$592	$14,243

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

WHE’s corporate offices are located in Aventura, Florida. World Health Energy’s primary focus is the production of algae using their proprietary GB3000 growth system. The system quickly and efficiently grows algae for the production of biofuels and food protein. Though the Company has been successful in demonstrating the effectiveness of the GB3000 system on a small-scale the company has not yet been able to raise the necessary capital to implement their technologies on a commercial scale. The Company continues to pursue all available options for raising the necessary capital in addition to exploring alternative revenue sources.

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

b) Loss per share

The Company has adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260-10-50, Earnings Per Share, which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at September 30, 2016 or September 30, 2015.

c) Cash and Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2016 or December 31, 2015.

d) Property and Equipment

Property and equipment is stated at cost and was depreciated using the straight line method over the estimated useful lives of the respective assets of three years. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. When office equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations. As of September 30, 2016 and December 31, 2015 property and equipment was valued at $118,127 and had accumulated depreciation of $4,353. As the software was not yet in operation during the period, no amortization has been applied to the initial cost. Usage of the software is due to begin in 2017, and amortization will be applied from that point onwards.

e) Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 13, Revenue Recognition and FASB ASC 605-15-25, Revenue Recognition. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. The Company did not report any revenues during the three or nine month periods ended September 30, 2016 or 2015.

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

h) Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company evaluated subsequent events through February 28, 2017, the date the condensed consolidated financial statements were available for issue.

(4) Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net losses of $25,973,836 accumulated through September 30, 2016. The Condensed Consolidated Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is presently seeking to raise permanent equity capital in the capital markets to eliminate negative working capital and provide working capital. Failure to raise equity capital or secure some other form of long-term debt arrangement will cause the Company to further increase its negative working capital deficit and could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.

(5) Income Taxes

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes for the nine months ended September 30, 2016 and 2015 are as follows:

Income tax at federal statutory rate	34.00%
State tax, net of federal effect	3.96%
37.96%
Valuation allowance	(37.96)%
Effective rate	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of September 30, 2016 and December 31, 2015, the Company’s only significant deferred income tax asset was a cumulative estimated net tax operating loss of approximately $26 million that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service.  Management has considered the Company's operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of September 30, 2016 and December 31, 2015.

(6) Related Parties

As of September 30, 2016 and December 31, 2015, the Company had $0 and $1,623, respectively, included in Due to affiliates in the accompanying condensed consolidated balance sheets that is due to a stockholder. The amount was non-interest bearing and due upon demand.

As of September 30, 2016 and December 31, 2015, the Company had $59,157 included in Due to affiliates in the accompanying condensed consolidated balance sheets that is due to a stockholder for amounts paid to certain vendors for services rendered. The amounts are non-interest bearing and due upon demand.

As of September 30, 2016 and December 31, 2015, the Company had $269,986 and $177,133, respectively, included in Due to affiliates in the accompanying condensed consolidated balance sheets that is due to a stockholder and consultant of the Company for services rendered as a business advisor and for amounts paid to certain vendors for services rendered. The amounts are non-interest bearing and due upon demand.

As of September 30, 2016 and December 31, 2015, the Company had $64,000 included in Due to affiliates in the accompanying condensed consolidated balance sheets that is due to a stockholder and consultant of the Company for services rendered as the previous Chief Executive Officer of the Company. The amounts are non-interest bearing and due upon demand.

As of September 30, 2016 and December 31, 2015, the Company had $117,598 included in Due to affiliates in the accompanying condensed consolidated balance sheets that is due to a stockholder for amounts paid to certain vendors for services rendered. The amount is non-interest bearing and due upon demand.

As of September 30, 2016 and December 31, 2015, the Company had $0 and $7,027, respectively, included in Due to affiliates in the accompanying condensed consolidated balance sheets that is due to a stockholder and consultant of the Company for amounts paid to certain vendors for services rendered. The amounts are non-interest bearing and due upon demand.

As of September 30, 2016 and December 31, 2015, the Company had $48,491 and $7,067, respectively, included in Due to affiliates in the accompanying condensed consolidated balance sheets that is due to a stockholder and consultant of the Company for amounts paid to certain vendors for services rendered. The amounts are non-interest bearing and due upon demand.

As of September 30, 2016 and December 31, 2015, the Company had $155,485 included in Due to affiliates in the accompanying condensed consolidated balance sheets that is due to creditors of FSC, a business acquired by the Company during the year (see Note 9). The amounts are non-interest bearing and due upon demand.

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

(8) Commitments & Contingencies

During the normal course of business, the Company may be exposed to litigation. In the event the Company were to become aware of potential litigation, it would evaluate the merits of the case in accordance with ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of September 30, 2016, the Company is not aware of any contingent liabilities that should be reflected in the accompanying Condensed Consolidated Financial Statements.

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

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2016 to the Three and Nine Months Ended September 30, 2015

Revenues

Revenues for the three and nine month periods ended September 30, 2016 and 2015 were $0. The income during the current year relates to interest earned on savings in the Company bank account.

Operating Expenses

Operating expenses for the three and nine month periods ended September 30, 2016 were $8,528 and $124,767, respectively, compared to $46,385 and $78,921 for the three and nine month periods ended September 30, 2015, respectively. The reason for the increase is due to there being an increase in consultancy and other professional fees relating to the development of software crucial to the business.

We recorded a net operating loss for the three and nine month periods ended September 30, 2016 of $8,528 and $124,767, respectively, compared to $46,385 and $78,921 for the three and nine month period ended September 30, 2015, respectively.

Net Income/Loss and Net Income/Loss Per Share

Our net loss and net loss per share was $8,528 and $0.00 and $124,754 and $0.00 for the three and nine month periods ended September 30, 2016, respectively, compared to $46,380 and $0.00 and $78,916 and $0.00 for the three and nine month periods ended September 30, 2015, respectively.

Financial Condition, Liquidity and Capital Resources

At September 30, 2016, and December 31, 2015, we had current assets of $23,592 and $4,054, respectively, and total assets of $137,366 and $117,828, respectively. The increase is due to the initial deposit on the Agreement with Natalie Stock, Ltd. for the purchase of all of the outstanding shares of Amid. We had current and total liabilities of $823,376 as compared to $679,085, as of September 30, 2016, and December 31, 2015, respectively. The increase is primarily due to shareholder advances used to fund operations.

At September 30, 2016, we had a working capital deficiency of $799,784 as compared with a working capital deficiency of $675,031 at December 31, 2015.

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

Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that we will continue as a going concern. We have stockholders deficit of $686,010 and a working capital deficiency of $799,784 at September 30, 2016 and net loss from operations of $124,754 for the nine month period ended September 30, 2016. These conditions raise substantial doubt about our ability to continue as a going concern. The Condensed Consolidated Financial Statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Net loss per share The Company has adopted FASB ASC 260-10-50, Earnings Per Share, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at September 30, 2016 or September 30, 2015.

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

World Health Energy Holdings, Inc.

Date: April 18, 2017	By:	/s/ Uri Tadelis
Uri Tadelis,
CEO, Director