Form 10-K
period 2016-12-31
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2017-06-29
CIK 943535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

33160
(Zip Code)

Issuers telephone number :(212) 884-8395

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” “and emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging Growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant, as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately 1,204,098 based upon the closing sale price on the NQB Pink Sheets reported for such date. Shares of common stock held by each officer and director, and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 27, 2017, the Registrant had 89,789,407,996 outstanding shares of its common stock, $0.0007 par value.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

The following discussion should be read in conjunction with World Health Energy Holdings, Inc.’s, ("we" "us" "our" the "Company" or "WHEH") audited consolidated financial statements and notes thereto included herein. In connection with, and because the Company desires to take advantage of, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on its behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which, with respect to future business decisions, are subject to change.

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

In order for WHEH to succeed it will require additional funding.

Our Products

The Company’s subsidiary company FSC has financial trading software.

Employees

As of December 31, 2016, we had no full-time employees. Throughout the year we had work performed by part-time consultants on an as-needed basis. None of our employees are represented by a labor union and we have not entered into a collective bargaining agreement with any union. As of December 31, 2016, all of our employees were on temporary leave without pay and/or an obligation for pay.

Available Information

Information regarding the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, are available to the public from the Securities and Exchange Commission’s (“SEC”) website at http://www.sec.gov as soon as reasonably practicable after the Company electronically files such reports with the SEC. Any document that the Company files with the SEC may also be read and copied at the SEC's public reference room located at Room 1024 Judiciary Plaza, 450 Fifth Street, N.W., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

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

At December 31, 2016, we had a working capital deficiency of $832,580. We will require significant cash in order to implement any acquisitions. No assurances can be given that the Company will be able to obtain the necessary funding during this time to make any acquisitions. The inability to raise additional funds will have a material adverse effect on the Company’s business, plan of operation and prospects. Acquisitions may be made with cash or our securities or a combination of cash and securities. To the extent that we require cash, we may have to borrow the funds or sell equity securities. The issuance of equity, if available, would result in dilution to our stockholders. We have no commitments from any financing source and we may not be able to raise any cash necessary to complete an acquisition. If we fail to make any acquisitions, our future growth may be limited. If we make any acquisitions, they may disrupt or have a negative impact on our business.

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

Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of corporate law also may be deemed to have certain anti-takeover effects, which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested stockholders. In addition, our articles of incorporation authorize the issuance of up to 10,000,000 shares of preferred stock, of which 2,500,0000 shares are issued and outstanding as of June 27, 2017, with such rights and preferences as may be determined from time to time by our board of directors. Preferred stock shareholders are entitled to 350 votes for each share held while common stock shareholders are entitled to one vote for each share held. Our board of directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock. As a result, our board of directors can issue such stock to investors who support our management and give effective control of our business to our management.

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

ITEM 2. DESCRIPTION OF PROPERTY

During 2016, between January and August, we rented office space in Tel Aviv, Israel from a related party, at a cost of approximately $2,700 per month. In addition, throughout 2016, and from March 4, 2014, the Company’s executive offices were at 511 Avenue of the Americas #705, New York, NY10011. However, as of January 5, 2017, the Company’s current executive offices are at 3000 Island Blvrd #402, Aventura, FL 33160.This is a virtual office offering mail forwarding, phone services, and the ability to use conference rooms as needed. We pay $99 per month in fees for the location. We believe that the current arrangement is adequate to meet our current needs and anticipate moving our offices during the next twelve (12) months if we are able to execute our business plans.

ITEM 3. LEGAL PROCEEDINGS

The Company is not involved currently in legal proceedings that could reasonably be expected to have a material adverse effect on its business, prospects, financial condition or results of operations except as set forth below, nor is the Company aware of any pending or threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise during the fiscal year ended December 31, 2016.

PART II

ITEM 5.MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

Our common stock, par value $0.0007 per share (the "Common Stock") was trading on the OTC QB market under the symbol "WHEN". Prior thereto, our stock was traded on the Pink Sheets under the symbol “APPI”. Our common stock is traded sporadically and no established liquid trading market currently exists therefore.

The following table represents the range of the high and low price for our Common Stock on the OTC Bulletin Board for each fiscal quarter ending December 31, 2016. These Quotations represent prices between dealers, may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

Year 2016	High	Low
First Quarter	$0.0005	$0.0001
Second Quarter	$0.0003	$0.0001
Third Quarter	$0.0003	$0.0001
Fourth Quarter	$0.0002	$0.0001

Year 2015	High	Low
First Quarter	$0.0005	$0.0001
Second Quarter	$0.0003	$0.0001
Third Quarter	$0.0003	$0.0001
Fourth Quarter	$0.0002	$0.0001

Transfer Agent

Our transfer agent is Continental Stock Transfer & Trust Company, 17 Battery Place, New York, NY 10004.Their telephone number is (212) 509-4000.

(b) Holders

As of December 31, 2016, there were approximately five hundred (500) holders of record of our common stock, which excludes those shareholders holding stock in street name.

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

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS

Discussion and Analysis

The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Company and the accompanying notes appearing subsequently under the caption "Consolidated Financial Statements."

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Revenues

Revenues for the years ended December 31, 2016 and 2015 were $0. The income during the current year relates to interest earned on savings in the Company bank account.

Operating Expenses

Operating expenses for the year ended December 31, 2016 were $137,562 compared to $106,885 for the year ended December 31, 2015. The reason for the increase is due to there being an increase in the activities of the Company and, therefore, more need for travel, consultancy and other professional fees. The Company also had higher renting costs for their office space in Israel during the year and paid significantly more in consultancy fees during the year.

We recorded a net operating loss for 2016 of $271,323, compared to $106,879 for 2015.

 Net Income/Loss and Net Income/Loss Per Share

Our net loss and net loss per share was $271,323 and $0.00 for the year ended December 31, 2016, compared to $106,879 and $0.00 per share for the year ended December 31, 2015.

Financial Condition, Liquidity and Capital Resources

At December 31, 2016, and 2015, we had current assets of $3,000 and $4,054, respectively, and total assets of $3,000 and $117,828 respectively. The decrease in total assets is due to the impairment of the software cost capitalized in 2015. We had current liabilities of $835,580 as compared to $679,085 as of December 31, 2016 and 2015, respectively. We had total liabilities of $835,580 as compared to $679,085 as of December 31, 2016 and 2015, respectively. The increase is primarily due to shareholder advances used to fund operations.

At December 31, 2016, we had a working capital deficiency of $832,580 as compared with a working capital deficiency of $675,031 at December 31, 2015.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders’ deficit and a working capital deficiency of $832,580 at December 31, 2016 and net loss from operations of $271,323 and $106,879, respectively, for the years ended December 31, 2016 and 2015. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Net loss per share The Company has adopted FASB ASC260-10-50, Earnings Per Share, which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at December 31, 2016 or 2015.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

Our consolidated financial statements have been examined to the extent indicated in their reports by Accell Audit & Compliance, P.A. for the years ended December 31, 2016 and 2015 and have been prepared in accordance with GAAP and pursuant to Regulation S-X as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof in response to Part F/S of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

World Health Energy Holdings, Inc.

We have audited the accompanying consolidated balance sheets of World Health Energy Holdings, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of World Health Energy Holdings, Inc. as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Accell Audit & Compliance, PA

June 27, 2017

Tampa, Florida

4806 West Gandy Boulevard ● Tampa, Florida 33611 ● 813. 440.6380

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015
ASSETS

CURRENT ASSETS
Cash	$-	$4,054
Deposits	3,000	-
TOTAL CURRENT ASSETS	3,000	4,054

PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	4,353	4,353
Software	-	113,774
Less: Accumulated depreciation	(4,353)	(4,353)
	-	113,774

TOTAL ASSETS	$3,000	$117,828

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$89,039	$68,521
Due to affiliates	725,067	589,090
Related party convertible note payable	21,474	21,474
	835,580	679,085

TOTAL LIABILITIES	835,580	679,085

Commitments and Contingencies (see Note 8)

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0007 par value, authorized 10,000,000 shares; 2,500,000 issued and outstanding	1,750	1,750

Common stock, $0.0007 par value, authorized 110,000,000,000 shares; 89,789,407,996 issued and outstanding at December 31, 2016 and December 31, 2015	62,852,585	62,852,585
Discount on common stock	(49,000,000)	(49,000,000)
Additional paid in capital	11,433,491	11,433,491
Accumulated deficit	(26,120,406)	(25,849,083)
	(832,580)	(561,257)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,000	$117,828

See Accompanying Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31, 2016	December 31, 2015
REVENUE	$-	$-
COST OF SALES	-	-
GROSS MARGIN	-	-

OPERATING EXPENSES
General and administrative	92,974	67,470
Professional fees	44,588	39,415
Total expenses	137,562	106,885

NET OPERATING LOSS	$(137,562)	$(106,885)

OTHER EXPENSES
Loss on impairment	113,774	-
Write off on investment deposit	20,000	-

OTHER INCOME
Interest Earned	13	6

NET LOSS	$(271,323)	$(106,879)

LOSS PER WEIGHTED AVERAGE COMMON SHARES	$0.00	$0.00

NUMBER OF WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	89,789,407,996	56,035,983,338

See Accompanying Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Number of Shares-Preferred	Preferred Stock	Number of Shares-Common	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Discount on Common Stock	Total Stockholders’ Deficit
Balance, December 31, 2015	2,500,000	$1,750	89,789,407,996	$62,852,585	$11,433,491	$(25,849,083)	$(49,000,000)	$(561,257)
Net loss	-	-	-	-	-	(271,323)	-	(271,323)

Balance, December 31, 2016	2,500,000	$1,750	89,789,407,996	$62,852,585	$11,433,491	$(26,120,406)	$(49,000,000)	$(832,580)

See Accompanying Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,	December 31,
	2016	2015
Cash flows from operating activities:

Net loss	$(271,323)	$(106,879)

Changes in:
Deposits	(3,000)	-
Software	113,774	-
Accounts payable and accrued liabilities	21,110	(13,218)

Net cash from operating activities	(119,439)	(120,097)

Cash flows from investing activities:
Deposit on purchase of AMID	(20,000)	-

Net cash from investing activities	(20,000)	-

Cash flows from financing activities:

Advances from affiliates	135,385	82,440
Cash acquired in business acquisition	-	41,711

Net cash from financing activities	135,385	124,151

Change in cash	(4,054)	4,054

Cash, beginning of year	4,054	-

Cash, end of year	$-	$4,054

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

The online software trading Company, www.fsc.trade, is looking to compete in the financial software market and expects to generate revenues in the second half of 2017. The Company will provide cutting edge complete software solutions for financial institutions, banks and traders.

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

b) Loss per share

The Company has adopted Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10-50, Earnings Per Share, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at December 31, 2016 or 2015.

c) Cash and Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2016 or 2015.

d) Property and Equipment

Property and equipment is stated at cost and was depreciated using the straight line method over the estimated useful lives of the respective assets of three years. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. When office equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations. As of December 31, 2016 and December 31, 2015, property and equipment was valued at $118,127 and had depreciation of $118,127.

e) Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, Revenue Recognition and FASB ASC 605-15-25, Revenue Recognition. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. The Company did not report any revenues during the years ended December 31, 2016 or 2015.

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

h) Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company evaluated subsequent events through June 27, 2017, the date the consolidated financial statements were available for issue.

(4) Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net losses of $26,120,406 accumulated through December 31, 2016. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is presently seeking to raise permanent equity capital in the capital markets to eliminate negative working capital and provide working capital. Failure to raise equity capital or secure some other form of long-term debt arrangement will cause the Company to further increase its negative working capital deficit and could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.

(5) Income Taxes

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes as of December 31, 2016 and 2015 are as follows:

Income tax at federal statutory rate	34.00%
State tax, net of federal effect	3.96%
37.96%
Valuation allowance	(37.96)%
Effective rate	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of December 31, 2016 and 2015, the Company’s only significant deferred income tax asset was a cumulative estimated net tax operating loss of approximately $26 million that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service.  Management has considered the Company's operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of December 31, 2016 and 2015.

(6) Related Parties

As of December 31, 2016 and 2015, the Company had $0 and $1,623, respectively, included in Due to affiliates in the accompanying consolidated balance sheets that is due to a stockholder.

As of December 31, 2016 and 2015, the Company had $59,157 included in Due to affiliates in the accompanying consolidated balance sheets that is due to a stockholder for amounts paid to certain vendors for services rendered. The amount is non-interest bearing and due upon demand.

As of December 31, 2016 and 2015, the Company had $280,336 and $177,133, respectively, included in Due to affiliates in the accompanying consolidated balance sheets that is due to a stockholder and consultant of the Company for services rendered as a business advisor and for amounts paid to certain vendors for services rendered. The amounts are non-interest bearing and due upon demand.

As of December 31, 2016 and 2015, the Company had $64,000 included in Due to affiliates in the accompanying consolidated balance sheets that is due to a stockholder and consultant of the Company for services rendered in his former role as the Chief Executive Officer or the Company. The amount is non-interest bearing and due upon demand.

As of December 31, 2016 and 2015, the Company had $117,598 included in Due to affiliates in the accompanying consolidated balance sheets that is due to a stockholder for amounts paid to certain vendors for services rendered. The amount is non-interest bearing and due upon demand.

As of December 31, 2016 and 2015, the Company had $0 and $7,027, respectively, included in Due to affiliates in the accompanying consolidated balance sheets that is due to a stockholder and consultant of the Company for amounts paid to certain vendors for services rendered. The amounts are non-interest bearing and due upon demand.

As of December 31, 2016 and 2015, the Company had $48,491 and $7,067, respectively, included in Due to affiliates in the accompanying consolidated balance sheets that is due to a stockholder and consultant of the Company for amounts paid to certain vendors for services rendered. The amounts are non-interest bearing and due upon demand.

As of December 31, 2016 and 2015, the Company had $155,485 included in Due to affiliates in the accompanying consolidated balance sheets that is due to creditors of FSC, a business acquired by the Company during 2015 (see Note 9). The amounts are non-interest bearing and due upon demand.

(7) Convertible Note Payable

During 2015, the Company entered into a convertible note payable with a third party for $21,474. The note is non-interest bearing and is convertible to common stock at $0.0001 per share (or the comparable rate following any share split or reverse split) on the conversion date. During 2015 the note holder became the CEO and is now a related party. The note is due to be converted in the third Quarter of 2017.

(8) Commitments & Contingencies

During the normal course of business, the Company may be exposed to litigation. In the event the Company were to become aware of potential litigation, it would evaluate the merits of the case in accordance with ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of December 31, 2016, the Company is not aware of any contingent liabilities that should be reflected in the accompanying Condensed Consolidated Financial Statements.

(9) Business Acquisitions

On June 26, 2015, WHEH entered into a Stock Purchase Agreement (the “Agreement”) with FSC. FSC is the owner of a proprietary trading platform and accompanying software. The Agreement was effective as of July 1, 2015. Pursuant to the terms of the Agreement, WHEH acquired all of the capital stock of FSC. In consideration, WHEH issued 70 Billion common shares at closing with the possibility of the issuance of an additional 130 billion common shares upon FSC meeting certain milestones as outlined in the Agreement. WHEH intended to employ FSC’s software and trading platform to enter the on-line trading industry. The acquisition was valued at the book value of FSC at the date of acquisition. During 2016, the value of the software to WHEH was tested for impairment and it was decided that it should be fully impaired in the year.

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

Pursuant to the terms of the Agreement, FSC was to acquire all of the capital stock of Natalie Stock, Ltd. In consideration, WHEH was to pay cash and other consideration to Natalie Stock, Ltd. WHEH intended to integrate FSC’s software and trading platform and Amid’s broker-dealer operations.

The Agreement contained customary representations, warranties and covenants by Natalie Stock, Ltd. and FSC. The Closing of the Agreement was subject to customary closing conditions.

Eli Gal Levy, was a director of WHEH and FSC, and is the owner of Natalie Stock, Ltd.

During the first quarter of 2016, an initial deposit of $20,000 was made as part of the agreement. The likelihood of both the acquisition going ahead and repayment of the $20,000 deposit were deemed unlikely by December 31, 2016, and, as a result the $20,000 was written off as an expense in 2016.

Management’s Report on Internal Control Over Financial Reporting

(a) Evaluation of Disclosure Controls and Procedures. Management of the Company, with the participation of the Chief Executive Officer and Directors, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) pursuant to Rule 13a-15 under the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management, including the Chief Executive Officer and the Company’s Board of Directors, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.

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

We conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

(c) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Set forth below are the names, ages, positions with the Company and business experiences of the executive officers and directors of the Company.

Name	Age	Position(s) with Company

Uri Tadelis	49	CEO, Director

Chaim J Lieberman	56	Director

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

Chaim Lieberman has over 20 years experience in the Banking Sector including with the Chase Manhattan team. He is also an innovator of green energy systems and plant pharmaceuticals. Chaim holds several patents in alternative energy and pharmaceuticals, including the first whole plant IND from the FDA. He has worked with Baxter and other industry leaders.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2015 through 2016 to the Company’s President and highest paid executive officers. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than compensation identified in the chart below, were paid to these executive officers during these fiscal years

LONG TERM COMPENSATION

ANNUAL COMPENSATION AWARDS PAYOUTS

NAME AND YEAR SALARY BONUS OTHER RESTRICTED SECURITIEIS LTIP ALL

POSITION ANNUAL STOCK AWARDS UNDERLYING PAYOUTS

COMPENSATION OPTIONS/SARS

D Lieberman – Accrued compensation included in due to affiliates

2016	$0
2015	$0

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

Stock Option and Stock Appreciation Rights.

We do not currently have a Stock Option or Stock Appreciation Rights Plan. No stock options or stock appreciation rights were awarded during the fiscal year ended December 31, 2016, or the period ending on the date of this Report.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2016, information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

Name and Address	Common Stock Beneficially Owned Title of Class	Number	Percent (1)
David Lieberman	Common	255,000,000	1.28%
CJ Lieberman	Common	1,577,774,315	7.97%
Total	Common	1,832,774,315	9.26%

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2016. As of December 31, 2016, there were 89,789,407,996 shares of our common stock issued and outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2016, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance, aggregated as follows:

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

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we are a party during the past two years, or in any proposed transaction to which the Company is proposed to be a party:

(A)	any director or officer;

(B)	any proposed nominee for election as a director;

(C)	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

(D)	any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES.

	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2016	$15,500	None	None	None
2015	$16,000	None	None	None

We have no formal audit committee. However, our entire Board of Directors (the "Board") is our de facto audit committee. In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and us that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees." The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of its internal controls. The Board reviewed with the independent auditors their management letter on internal controls.

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2016 with management and the independent auditors.

Management has the responsibility for the preparation of the Company's consolidated financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2016, for filing with the Securities and Exchange Commission

PART IV

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

World Health Energy Holdings, Inc.
(Registrant)

Date: June 26, 2017	By:	/s/ Uri Tadelis
Uri Tadelis,
CEO, Director