Form 10-K/A
period 2016-12-31
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2017-06-30
CIK 943535

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

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

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Company had been through several drafts and changes from the auditor and by mistake failed to incorporate the last changes from the auditor.

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

Year 2016	High	Low
First Quarter	$0.0007	$0.0003
Second Quarter	$0.0013	$0.0005
Third Quarter	$0.0008	$0.0003
Fourth Quarter	$0.0009	$0.0003

Year 2015	High	Low
First Quarter	$0.0005	$0.0001
Second Quarter	$0.0003	$0.0001
Third Quarter	$0.0003	$0.0001
Fourth Quarter	$0.0002	$0.0001

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

Operating Expenses

Operating expenses for the year ended December 31, 2016 were $137,562 compared to $106,885 for the year ended December 31, 2015. The reason for the increase is due to there being an increase in the activities of the Company and, therefore, more need for consultancy and other professional fees. The Company also had higher renting costs for their office space in Israel during the year and paid significantly more in consultancy fees during the year.

We recorded a net operating loss for 2016 of $137,562, compared to $106,885 for 2015.

 Other Expenses

Other expenses for the year ended December 31, 2016 were $133,774 compared to $0 for the year ended December 31, 2015. The reason for the increase is due to the impairment of the software purchased in 2015 and a deposit that was made in the year for the purchase of all of the outstanding shares of Amid Financial Centre, Ltd. which was deemed unlikely to materialize at the end of 2016 (See Notes 9 and 10)

 Net Income/Loss and Net Income/Loss Per Share

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

7

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

/s/ Accell Audit & Compliance, PA

June 28, 2017

Tampa, Florida

4806 West Gandy Boulevard ● Tampa, Florida 33611 ● 813. 440.6380

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015

ASSETS

CURRENT ASSETS
Cash	$-	$4,054
Deposits	3,000	-
TOTAL CURRENT ASSETS	3,000	4,054

PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	4,353	4,353
Software	-	113,774
Less: Accumulated depreciation	(4,353)	(4,353)
	-	113,774

TOTAL ASSETS	$3,000	$117,828

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$89,039	$68,521
Due to affiliates	725,067	589,090
Related party convertible note payable	21,474	21,474
	835,580	679,085

TOTAL LIABILITIES	835,580	679,085

Commitments and Contingencies (see Note 8)

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0007 par value, authorized 10,000,000 shares; 2,500,000 issued and outstanding	1,750	1,750

Common stock, $0.0007 par value, authorized 110,000,000,000 shares; 89,789,407,996 issued and outstanding at December 31, 2016 and December 31, 2015	62,852,585	62,852,585
Discount on common stock	(49,000,000)	(49,000,000)

Additional paid in capital	11,433,491	11,433,491
Accumulated deficit	(26,120,406)	(25,849,083)
	(832,580)	(561,257)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,000	$117,828

See Accompanying Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31, 2016	December 31, 2015

REVENUE	$-	$-
COST OF SALES	-	-
GROSS MARGIN	-	-

OPERATING EXPENSES
General and administrative	92,974	67,470
Professional fees	44,588	39,415
Total operating expenses	137,562	106,885

NET OPERATING LOSS	(137,562)	(106,885)

OTHER EXPENSES
Loss on impairment	113,774	-
Write off on investment deposit	20,000	-

OTHER INCOME
Interest Earned	13	6

NET LOSS	$(271,323)	$(106,879)

LOSS PER WEIGHTED AVERAGE COMMON SHARES	$0.00	$0.00

NUMBER OF WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	89,789,407,996	56,035,983,338

See Accompanying Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Number of Shares- Preferred	Preferred Stock	Number of Shares- Common	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Discount on Common Stock	Total Stockholders’ Deficit

Balance, December 31, 2014	2,500,000	$1,750	19,789,407,996	$13,852,585	$11,433,491	$(25,742,204)	-	$(454,378)
Net loss	-	-	-	-	-	(106,879)	-	(106,879)
Acquisition	-	-	70,000,000,000	49,000,000	-	-	(49,000,000)	-

Balance, December 31, 2015	2,500,000	$1,750	89,789,407,996	$62,852,585	$11,433,491	$(25,849,083)	$(49,000,000)	$(561,257)
Net loss	-	-	-	-	-	(271,323)	-	(271,323)

Balance, December 31, 2016	2,500,000	$1,750	89,789,407,996	$62,852,585	$11,433,491	$(26,120,406)	$(49,000,000)	$(832,580)

See Accompanying Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2016	December 31, 2015
Cash flows from operating activities:

Net loss	$(271,323)	$(106,879)

Loss on impairment	113,774	-
Write off on investment	20,000	-

Changes in:
Deposits	(23,000)	-
Accounts payable and accrued liabilities	20,518	(13,218)

Net cash from operating activities	(140,031)	(120,097)

Cash flows from financing activities:

Advances from affiliates	135,977	82,440
Cash acquired in business acquisition	-	41,711

Net cash from financing activities	135,977	124,151

Change in cash	(4,054)	4,054

Cash, beginning of year	4,054	-

Cash, end of year	$-	$4,054

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

d) Property and Equipment

Property and equipment is stated at cost and was depreciated using the straight line method over the estimated useful lives of the respective assets of three years. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. When office equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations. As of December 31, 2016, property and equipment was valued at $4,353 and had depreciation of $4,353, compared with $118,127 and $4,353 as of December 31, 2015. During 2016, the value of the software to WHEH was tested for impairment and it was decided that it should be fully impaired in the year (see Note 9).

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

h) Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company evaluated subsequent events through June 28, 2017, the date the consolidated financial statements were available for issue.

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

As of December 31, 2016 and 2015, the Company’s only significant deferred income tax asset was a cumulative estimated net tax operating loss of approximately $23 million that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service.  Management has considered the Company's operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required as of December 31, 2016 and 2015. The net operating losses began to expire in 2006 and are generally available for 20 years from date incurred.

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

The following table summarizes the assets acquired and liabilities assumed at the acquisition date:

Consideration Cash	$-
Common Stock in WHEH (70 billion shares at no value)	-
Contingent Common Stock in WHEH (up to 130 billion shares at no value)	-

Recognized amounts of identifiable financial assets acquired and liabilities assumed
Financial Assets including cash at bank	$41,711
Software	113,774
Liabilities including due to affiliates	(155,485)
TOTAL identifiable net assets	-
Acquisition-related costs (included in selling, general and administrative expenses in WHEH’s income statement for the period ending September 30, 2015	$1,500

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

We conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting required significant improvements of December 31, 2016, due to the impairment adjustment that was made during the year. This is something the Company has undertaken and improvements have already been made in the first half of 2017.

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

CJ Lieberman – Accrued compensation included in due to affiliates

2016	$0
2015	$0

U Tadelis – Accrued compensation included in due to affiliates

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

	Common Stock
	Beneficially Owned
Name	Title of Class	Number	Percent (1)
CJ Lieberman	Common	23,861,107,648	26.57%
Uri Tadelis	Common	22,633,333,333	25.21%
Total	Common	46,494,440,981	51.78%

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

_____

* Filed herewith

† Furnished herewith

(b) Reports on Form 8-K

None

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

World Health Energy Holdings, Inc.
(Registrant)

Date: June 30, 2017	By:	/s/ Uri Tadelis
Uri Tadelis,
CEO, Director