Form 10-Q
period 2017-03-31
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2017-07-25
CIK 943535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of July 19, 2017, the Registrant had 89,789,407,996 outstanding shares of its common stock, $0.0007 par value.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets	5

Condensed Consolidated Statements of Operations	6

Condensed Consolidated Statements of Cash Flows	7

Notes to Condensed Consolidated Financial Statements	8

WORLD HEALTH ENERGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017 (Unaudited)	2016

ASSETS

CURRENT ASSETS
Cash	$-	$-
Deposits	3,000	3,000
TOTAL CURRENT ASSETS	3,000	3,000

PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	4,353	4,353
Software	-	-
Less: Accumulated depreciation	(4,353)	(4,353)
	-	-

TOTAL ASSETS	$3,000	$3,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$93,580	$89,039
Due to affiliates	725,817	725,067
Related party convertible note payable	21,474	21,474
	840,871	835,580

TOTAL LIABILITIES	840,871	835,580

Commitments and Contingencies (see Note 8)

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0007 par value, authorized 10,000,000 shares; 2,500,000 issued and outstanding	1,750	1,750

Common stock, $0.0007 par value, authorized 110,000,000,000 shares; 89,789,407,996 issued and outstanding at March 31, 2017 and December 31, 2016	62,852,585	62,852,585
Discount on common stock	(49,000,000)	(49,000,000)

Additional paid in capital	11,433,491	11,433,491
Accumulated deficit	(26,125,697)	(26,120,406)
	(837,871)	(832,580)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,000	$3,000

See Accompanying Notes to Condensed Consolidated Financial Statements

WORLD HEALTH ENERGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	For the 3 Months Ended
	March 31, 2017	March 31, 2016

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative	-	14,409
Professional fees	5,291	73,873
Total expenses	5,291	88,282

NET LOSS BEFORE TAXES	5,291	88,282

INCOME TAXES	-	-

NET LOSS	$5,291	$88,282

LOSS PER WEIGHTED AVERAGE COMMON SHARES	$0.00	$0.00

NUMBER OF WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	89,789,407,996	89,789,407,996

See Accompanying Notes to Condensed Consolidated Financial Statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,	March 31,
	2017	2016
	(Unaudited)
Cash flows from operating activities:

Net loss	$(5,291)	$(88,282)

Reconciliation of Net Loss to Net Cash Used in Operating Activities

Changes in:
Deposits	-	(3,000)
Accounts payable and accrued liabilities	4,541	13,766

Net cash used in operating activities	(750)	(77,516)

Cash flows from investing activities:

Deposit on purchase of AMID	-	(20,000)

Net cash used in investing activities	-	(20,000)

Cash flows from financing activities:

Advances from affiliates	750	95,807

Net cash from financing activities	750	95,807

Change in cash	-	(1,709)

Cash, beginning of period	-	4,054

Cash, end of period	$-	$2,345

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

WHE’s corporate offices are located in Aventura, Florda. World Health Energy’s primary focus is the production of algae using their proprietary GB3000 growth system. The system quickly and efficiently grows algae for the production of biofuels and food protein. Though the Company has been successful in demonstrating the effectiveness of the GB3000 system on a small-scale the company has not yet been able to raise the necessary capital to implement their technologies on a commercial scale. The Company continues to pursue all available options for raising the necessary capital in addition to exploring alternative revenue sources.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission.

(2) Basis of Presentation and Consolidation

The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on the accrual basis of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary in order to make the financial statements not misleading.

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

b) Loss per share

The Company has adopted Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10-50, Earnings Per Share, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at March 31, 2017 or 2016.

c) Cash and Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at March 31, 2017 or December 31, 2016.

d) Property & Equipment and Depreciation

Property and equipment is stated at cost and was depreciated using the straight line method over the estimated useful lives of the respective assets of three years. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. When office equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations. At March 31, 2017 and December 31, 2016 property and equipment, valued at $4,353, was fully depreciated.

e) Revenue Recognition

The Company plans to recognize revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, Revenue Recognition and FASB ASC 605-15-25, Revenue Recognition. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured.

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

(4) Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net losses of $26,125,697 accumulated through March 31, 2017. The Condensed Consolidated Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is presently seeking to raise permanent equity capital in the capital markets to eliminate negative working capital and provide working capital. Failure to raise equity capital or secure some other form of long-term debt arrangement will cause the Company to further increase its negative working capital deficit and could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.

(5) Income Taxes

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes for the three months ended March 31, 2017 and 2016 are as follows:

Income tax at federal statutory rate	(34.00)%
State tax, net of federal effect	(3.96)%
37.96%
Valuation allowance	(37.96)%
Effective rate	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

At March 31, 2017 and December 31, 2016, the Company’s only significant deferred income tax asset was a cumulative net tax operating loss of approximately $23 million that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service.  Management has considered the Company's operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required at March 31, 2017 and December 31. 2016. The net operating losses began to expire in 2006 and generally are available for 20 years from the date incurred.

(6) Related Parties

At March 31, 2017 and December 31, 2016, the Company had $120,000 and $59,157, respectively, included in Due to affiliates in the accompanying condensed consolidated balance sheets that is due to a stockholder for amounts paid to certain vendors for services rendered. The amounts are non-interest bearing and due upon demand.

At March 31, 2017 and December 31, 2016, the Company had $337,841 and $280,336, respectively, included in Due to affiliates in the accompanying condensed consolidated balance sheets that is due to a stockholder and consultant of the Company for services rendered as a business advisor and for amounts paid to certain vendors for services rendered. The amounts are non-interest bearing and due upon demand.

At March 31, 2017 and December 31, 2016, the Company had $64,000 included in Due to affiliates in the accompanying condensed consolidated balance sheets that is due to a stockholder and consultant of the Company for services rendered as the previous Chief Executive Officer of the Company. The amounts are non-interest bearing and due upon demand.

At March 31, 2017 and December 31, 2016, the Company had $0 and $117,598, respectively, included in Due to affiliates in the accompanying condensed consolidated balance sheets that is due to a stockholder for amounts paid to certain vendors for services rendered. The amount is non-interest bearing and due upon demand.

At March 31, 2017 and December 31, 2016, the Company had $48,491 included in Due to affiliates in the accompanying condensed consolidated balance sheets that is due to a stockholder and consultant of the Company for amounts paid to certain vendors for services rendered. The amounts are non-interest bearing and due upon demand.

At March 31, 2017 and December 31, 2016, the Company had $155,485 included in Due to affiliates in the accompanying condensed consolidated balance sheets that is due to creditors of FSC, a business acquired by the Company during 2015. The amounts are non-interest bearing and due upon demand.

(7) Convertible Note Payable

During 2015, the Company issued a convertible note payable with a third party for $21,474. The note is non-interest bearing and is convertible to common stock at $0.0001 per share (or the comparable rate following any share split or reverse split) on the conversion date. During 2015 the note holder became the CEO and is now a related party. The note is due to be converted in the third Quarter of 2017.

(8) Commitments & Contingencies

During the normal course of business, the Company may be exposed to litigation. In the event the Company were to become aware of potential litigation, it would evaluate the merits of the case in accordance with ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. At March 31, 2017, the Company is not aware of any contingent liabilities that should be reflected in the accompanying Condensed Consolidated Financial Statements.

(9) Business Acquisitions

On March 13, 2016, FSC entered into a Stock Purchase Agreement (the “Agreement”) with Natalie Stock, Ltd. for the purchase of all of the outstanding shares of Amid Financial Centre, Ltd. (“Amid”), a Mauritius Company that operates as a broker-dealer. The company paid an initial deposit of $20,000.

The Closing of the Agreement was subject to customary closing conditions.

During 2016, the likelihood of both the acquisition going ahead and repayment of the $20,000 deposit were deemed unlikely by December 31, 2016, and, as a result the $20,000 was written off as an expense in 2016.

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

Comparison of Operating Results for the Quarter Ended March 31, 2017 to the Quarter Ended March 31, 2016

Revenues

Revenues for the three month periods ended March 31, 2017 and 2016 were $0.

Operating Expenses

Operating expenses for the three month period ended March 31, 2017 were $5,291 compared to $88,282 for the three month period ended March 31, 2016. The reason for the decrease is due to there being an decrease in the activities of the Company during the period, in particular relating to the consultancy and other professional fees involved in the development of software thought crucial to the business in the corresponding period in the previous year.

We recorded a net operating loss for the three month period ended March 31, 2017 of $5,291 compared to $88,282 for the three month period ended March 31, 2016.

Net Income/Loss and Net Income/Loss Per Share

Our net loss and net loss per share was $5,291 and $0.00 for the three month period ended March 31, 2017, compared to a $88,282 and $0.00 per share for the three month period ended March 31, 2016.

Financial Condition, Liquidity and Capital Resources

At March 31, 2017, and December 31, 2016, we had current and total assets of $3,000. We had current and total liabilities of $840,871 as compared to $835,580, at March 31, 2017, and December 31, 2016, respectively. The increase is primarily due to shareholder advances used to fund operations.

At March 31, 2017, we had a working capital deficiency of $837,871 as compared with a working capital deficiency of $832,580 at December 31, 2016.

We need capital to sustain operations, and no assurance can be given that we will be able to obtain this capital on acceptable terms, if at all. In such an event, this may have a materially adverse effect on our business, operating results and financial condition. If the need arises, we may attempt to obtain funding through the use of various types of short term funding, loans or working capital financing arrangements from banks or financial institutions.

Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that we will continue as a going concern. We have stockholders deficit of $26,125,697, and a working capital deficiency of $837,871 at March 31, 2017, and net loss from operations of $5,291 for the three month period ended March 31, 2017. These conditions raise substantial doubt about our ability to continue as a going concern. The Condensed Consolidated Financial Statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Net loss per share The Company has adopted FASB ASC 260-10-50, Earnings Per Share, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at March 31, 2017 or December 31, 2016.

Fair value of financial instruments The carrying values of the Company’s liabilities approximate their fair values due to the short maturity of these instruments.

Off-Balance Sheet Arrangements We have not entered into any off-balance sheet arrangements during 2017 and do not anticipate entering into any off-balance sheet arrangements during the next 12 months.

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

None

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 OTHER INFORMATION

None

ITEM 6 EXHIBITS

(a)	The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit	Number Descriptions

31.1	* Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	* Certification of the Acting Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	* Certification of the Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	* Certification of the Acting Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

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

World Health Energy Holdings, Inc.

Date: July 24, 2017	By:	/s/ Uri Tadelis
Uri Tadelis,
CEO, Director