Form 10-Q
period 2017-09-30
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2017-11-13
CIK 943535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________ to___________

Commission file number 000-29462

WORLD HEALTH ENERGY HOLDINGS, INC.
(Name of small business issuer in its charter)

Delaware	59-2762023
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3000 IslandBlvrd #402 Aventura

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

As of November 10, 2017, the Registrant had 89,789,407,996 outstanding shares of its common stock, $0.0007 par value.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

DOCUMENTS INCORPORATED BY REFERENCE

None

PARTI. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets	4

Condensed Consolidated Statements of Operations	5

Condensed Consolidated Statements of Cash Flows	6

Notes to Condensed Consolidated Financial Statements	7

WORLD HEALTH ENERGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017 (Unaudited)	2016

ASSETS

CURRENT ASSETS
Cash	$-	$-
Deposits	3,000	3,000
TOTAL CURRENT ASSETS	3,000	3,000

PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	4,353	4,353
Software	-	-
Less: Accumulated depreciation	(4,353)	(4,353)
	-	-

TOTAL ASSETS	$3,000	$3,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$78,698	$89,039
Due to affiliates	780,229	725,067
Related party convertible note payable	21,474	21,474
	880,401	835,580

TOTAL LIABILITIES	880,401	835,580

Commitments and Contingencies (see Note 8)

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0007 par value, authorized 10,000,000 shares; 2,500,000 issued and outstanding	1,750	1,750

Common stock, $0.0007 par value, authorized 110,000,000,000 shares; 89,789,407,996 issued and outstanding at September 30, 2017 and December 31, 2016	62,852,585	62,852,585
Discount on common stock	(49,000,000)	(49,000,000)
Additional paid in capital	11,433,491	11,433,491
Accumulated deficit	(26,165,227)	(26,120,406)
	(877,401)	(832,580)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,000	$3,000

See Accompanying Notes to Condensed Consolidated Financial Statements

WORLD HEALTH ENERGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the 3 Months Ended (Unaudited)		For the 9 Months Ended (Unaudited)
	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	11,152	2,058	17,361	90,162
Professional Fees	10,863	6,470	27,460	34,592
Total expenses	22,015	8,528	44,821	124,754

NET LOSS BEFORE TAXES	(22,015)	(8,528)	(44,821)	(124,754)

INCOME TAXES	-	-	-	-

NET LOSS	$(22,015)	$(8,528)	$(44,821)	$(124,754)

LOSS PER WEIGHTED AVERAGE COMMON SHARES	$0.00	$0.00	$0.00	$0.00

NUMBER OF WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	89,789,407,996	89,789,407,996	89,789,407,996	89,789,407,996

See Accompanying Notes to Condensed Consolidated Financial Statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	Sep 30,	Sep 30,
	2017	2016
	(Unaudited)
Cash flows from operating activities:

Net loss	$(44,821)	$(124,754)

Reconciliation of Net Loss to Net Cash Used in Operating Activities

Changes in:
Deposits	-	(3,000)
Accounts payable and accrued liabilities	(10,933)	18,665

Net cash used in operating activities	(55,754)	(109,089)

Cash flows from investing activities:

Deposit on purchase of AMID	-	(20,000)

Net cash from investing activities	-	(20,000)

Cash flows from financing activities:

Advances from affiliates	55,754	125,627

Net cash from financing activities	55,754	125,627

Change in cash	-	(3,462)

Cash, beginning of period	-	4,054

Cash, end of period	$-	$592

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

WHE’s corporate offices are located in Aventura, Florida. WHEH is a holding company which owns algae tech and software companies/businesses the company does not have revenues yet but is planning on launching at least one product in the 3rd quarter. The Company is looking and needs to raise capital for its going concerns until it produces revenues.

WHE is planning to spinoff its businesses into subsidiary public companies.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission.

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

b) Loss per share

The Company has adopted Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10-50, Earnings Per Share, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at September 30, 2017 or 2016.

c) Cash and Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at September 30, 2017 or December 31, 2016.

d) Property & Equipment and Depreciation

Property and equipment is stated at cost and was depreciated using the straight line method over the estimated useful lives of the respective assets of three years. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. When office equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations. At September 30, 2017 and December 31, 2016 property and equipment, valued at $4,353, was fully depreciated.

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

The Company’s income tax returns are subject to examination by tax authorities. Generally, the statute of limitations related to the Company’s federal and state income tax return isthree years from the date of filing. The state impact of any federal changes for prior years remains subject to examination for a period up to five years after formal notification to the states.

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

(4) Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net losses of $26,165,227 accumulated through September 30, 2017. The Condensed Consolidated Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is presently seeking to raise permanent equity capital in the capital markets to eliminate negative working capital and provide working capital. Failure to raise equity capital or secure some other form of long-term debt arrangement will cause the Company to further increase its negative working capital deficit and could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.

(5) Income Taxes

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes for the ninemonths ended September 30, 2017 and 2016 are as follows:

Income tax at federal statutory rate	(34.00)%
State tax, net of federal effect	(3.96)%
37.96%
Valuation allowance	(37.96)%
Effective rate	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

At September 30, 2017 and December 31, 2016, the Company’s only significant deferred income tax asset was a cumulative net tax operating loss of approximately $23 million that is available to offset future taxable income, if any, in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service.  Management has considered the Company's operating losses incurred to date and believes that a full valuation allowance against the deferred tax assets is required at September 30, 2017 and December 31. 2016. The net operating losses began to expire in 2006 and generally are available for 20 years from the date incurred.

(6) Related Parties

At September 30, 2017 and December 31, 2016, the Company had $120,000 and $59,157, respectively, included in Due to affiliates in the accompanying condensed consolidated balance sheets that is due to a stockholder for amounts paid to certain vendors for services rendered. The amounts are non-interest bearing and due upon demand.

At September 30, 2017 and December 31, 2016, the Company had $364,481 and $280,336, respectively, included in Due to affiliates in the accompanying condensed consolidated balance sheets that is due to a stockholder and consultant of the Company for services rendered as a business advisor and for amounts paid to certain vendors for services rendered.The amounts are non-interest bearing and due upon demand.

At September 30, 2017 and December 31, 2016, the Company had $64,000 included in Due to affiliates in the accompanying condensed consolidated balance sheets that is due to a stockholder and consultant of the Company for services rendered as the previous Chief Executive Officer of the Company. The amounts are non-interest bearing and due upon demand.

At September 30, 2017 and December 31, 2016, the Company had $0 and $117,598, respectively, included in Due to affiliates in the accompanying condensed consolidated balance sheets that is due to a stockholder for amounts paid to certain vendors for services rendered. The amount is non-interest bearing and due upon demand.

At September 30, 2017 and December 31, 2016, the Company had $76,263 and $48,491, respectively, included in Due to affiliates in the accompanying condensed consolidated balance sheets that is due to a stockholder and consultant of the Company for amounts paid to certain vendors for services rendered. The amounts are non-interest bearing and due upon demand.

At September 30, 2017 and December 31, 2016, the Company had $155,485 included in Due to affiliates in the accompanying condensed consolidated balance sheets that is due to creditors of FSC, a business acquired by the Company during 2015. The amounts are non-interest bearing and due upon demand.

(7) Convertible Note Payable

During 2015, the Company issued a convertible note payable with a third party for $21,474. The note is non-interest bearing and is convertible to common stock at $0.0001 per share (or the comparable rate following any share split or reverse split) on the conversion date. During 2015 the note holder became the CEO and is now a related party. The note is due to be converted in the final Quarter of 2017.

(8) Commitments & Contingencies

During the normal course of business, the Company may be exposed to litigation. In the event the Company were to become aware of potential litigation, it would evaluate the merits of the case in accordance with ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. At September 30, 2017, the Company is not aware of any contingent liabilities that should be reflected in the accompanying Condensed Consolidated Financial Statements.

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

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2017 to the Three and Nine Months Ended September 30, 2016

Revenues

Revenues for the three and nine month periods ended September 30, 2017 and 2016 were $0.

Operating Expenses

Operating expenses for the three and nine month periods endedSeptember 30, 2017 were $22,015 and $44,821compared to $8,528 and $124,754for the three and nine month periods endedSeptember 30, 2016.The reason for the decrease is due to there being a decrease in the activities of the Company during the period, in particular relating to the consulting and other professional fees involved in the development of software in the corresponding period in the previous year.

We recorded a net operating loss for the three and nine month periods ended September 30, 2017 of $22,015 and $44,821compared to $8,528 and $124,754 for the three and nine month periods ended September 30, 2016.

Financial Condition, Liquidity and Capital Resources

At September 30, 2017, and December 31, 2016, we had current and total assets of $3,000. We had current and total liabilities of $880,401 as compared to $835,580, at September 30, 2017, and December 31, 2016, respectively. The increase is primarily due to shareholder advances used to fund operations.

At September 30, 2017, we had a working capital deficiency of $877,401as compared with a working capital deficiency of $832,580 at December 31, 2016.

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

Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that we will continue as a going concern. We have stockholders deficit of $26,165,227, and a working capital deficiency of $877,401at September 30, 2017, and net loss from operations of $44,821 for the nine month period ended September 30, 2017. These conditions raise substantial doubt about our ability to continue as a going concern. The Condensed Consolidated Financial Statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Critical Accounting Policies

Use of EstimatesThe Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In preparing the Condensed Consolidated Financial Statements, management is required to make estimatesand assumptions that affect the reported amounts on the condensed consolidated balance sheets and condensed consolidated statements of operations for the year then ended. Actual results may differ significantly from those estimates.

Net loss per shareThe Company has adopted FASBASC260-10-50, Earnings Per Share, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at September 30, 2017 or December 31, 2016.

Fair value of financial instrumentsThe carrying values of the Company’s liabilities approximate their fair values due to the short maturity of these instruments.

Off-Balance Sheet ArrangementsWe have not entered into any off-balance sheet arrangements during 2017 and do not anticipate entering into any off-balance sheet arrangements during the next 12 months.

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

**XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

______________

* Filed herewith.

(b) The following sets forth the Company's reports on Form 8-K that have been filed during the quarter for which this report is filed:

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

World Health Energy Holdings, Inc.

Date: November 13, 2017	By:	/s/ Uri Tadelis
Uri Tadelis,
CEO, Director