Form 10-K/A
period 2016-12-31
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2018-08-15
CIK 943535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission file number 000-30256

WORLD HEALTH ENERGY HOLDINGS, INC.
(Name of small business issuer in its charter)

Delaware	59-2762023
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1825 NW Corporate Blvd. Suite 110, Boca Raton, FL	33431
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code : (561) 870-0440

3000 Island Blvd #402 Aventura, Florida 33160

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging Growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

The aggregate market value of the voting common equity held by non-affiliates of the registrant, as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,204,098 based upon the closing sale price on the NQB Pink Sheets reported for such date. Shares of common stock held by each officer and director, and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 27, 2017, the Registrant had 89,789,407,996 outstanding shares of its common stock, $0.0007 par value.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

DOCUMENTS INCORPORATED BY REFERENCE

None

 EXPLANATORY PARAGRAPH

World Health Energy Holdings, Inc. (“we”, “us”, “our” or the “Company”) is filing this Form 10-K/A Amendment No. 2 (“Amendment No. 2”) to amend our Annual Report on Form 10-K for the year ended December 31, 2016 filed on June 29, 2017 (the “Form 10-K”) and our Form 10-K/A (Amendment No. 1) (“Amendment No. 1”) filed on June 30, 2017 to revise our disclosure in response to comments from the staff of the Securities and Exchange Commission and to update certain information regarding the Company. The sections and items in Amendment No. 2 which are amended and restated as a result of the foregoing are:

Cover page.
Table of Contents.
Forward Looking Statements.
Part I
Item 1	Business.
Item 4.	Mine Safety Disclosures.
Part II
Item 5.	Recent Sales of Unregistered Securities.
Item 6.	Selected Financial Data.
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A.	Qualitative and Quantitative Disclosures About Market Risk.
Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.
Item 9A.	Controls and Procedures.
Part III
Item 13.	Certain Relationships and Related Transactions.
Item 15.	Exhibits, Financial Schedules.

This Amendment No. 2 also contains currently dated certifications as Exhibits 31.1, 31.2 and 32.1 hereof.  The remaining Items in this Amendment No. 2 consist of all other items originally contained in our Amendment No. 1.  This Amendment No. 2 supersedes in its entirety our Form 10-K and Amendment No. 1.

Subsequent to the filing of our Form 10-K on June 29, 2017, Mr. Chaim J. Lieberman, a member of our Board of Directors, passed away. Accordingly, this Amendment No. 2 does not reflect the change in our management or other events occurring after the filing of the Form 10-K, except as described above.  Readers are cautioned to review all of the Company’s filings made with the Securities and Exchange Commission for additional information about the Company which occurred subsequent to the date of the original filing of the Form 10-K.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail under Item 1A – “Risk Factors” of this report.

We caution that the factors described herein and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

The following discussion should be read in conjunction with World Health Energy Holdings, Inc.’s, ("we" "us" "our" the "Company" or "WHEH") audited consolidated financial statements and notes thereto included herein.

ITEM 1. BUSINESS

We were incorporated on May 21, 1986 in the state of Delaware.

During the year ended December 31, 2014 up until our July 1, 2015 acquisition of FSC Solutions, Inc. (“FSC”) discussed below, we sought to produce and market high-quality, low-cost B100 biodiesel. We no longer intend to engage in this business.

FSC Solutions, Inc. On June 26, 2015, we entered into a Stock Purchase Agreement (the “Agreement”) with FSC and its shareholders which included Uri Tadelis, our Chief Executive Officer and Director and our former Directors Chaim J. Lieberman and Gal Levy. The Agreement was effective as of July 1, 2015 which served as the closing date for the acquisition. Pursuant to the terms of the Agreement, we acquired all of the capital stock of FSC in exchange for the issuance of 70 billion shares of our unregistered common stock with the possibility of the issuance of an additional 130 Billion common shares upon FSC meeting certain milestones as outlined in the Agreement. Upon completion of the acquisition of FSC, we intended to employ FSC’s software and trading platform to enter the on-line trading industry. Subsequent to the completion of the acquisition, we determined that FSC did not have control over the trading platform and software we expected to acquire and operate. Consequently, we never commenced operations of this business and became a shell company as of December 31, 2016 when we determined that we were unable to engage in this business. We are in discussions with the non-management sellers of FSC to resolve this issue that arose after closing and are evaluating our alternatives.

Amid Financial Centre, Ltd.. On March 13, 2016, FSC entered into a Stock Purchase Agreement (the “Amid Purchase Agreement”) with Natalie Stock, Ltd. for the purchase of all of the outstanding shares of Amid Financial Centre, Ltd. (“Amid”), a Mauritius Company that operates as a broker-dealer. During the first quarter of 2016, an initial deposit of $20,000 was made as part of the agreement. Prior to December 31, 2016, we elected to terminate the Amid Purchase Agreement, and, as a result the $20,000 deposit was written off as an expense in 2016.

Our Products

We are currently exploring our alternatives as it relates to the acquisition of FSC and are searching for a business combination candidate.

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

ITEM 1A. RISK FACTORS

You should consider each of the following risk factors and any other information set forth in this Amendment No. 2 and the other Company’s reports filed with the SEC, including the Company’s consolidated financial statements and related notes, in evaluating the Company’s business and prospects. The risks and uncertainties described below are not the only ones that impact the Company’s operations and business. Additional risks and uncertainties not presently known to the Company, or that the Company currently considers immaterial, may also impair its business or operations. If any of the following risks actually occur, the Company’s business and financial condition, results or prospects could be harmed.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

During 2016, between January and August, we rented office space in Tel Aviv, Israel from a related party, at a cost of approximately $2,700 per month. In addition, throughout 2016, and from March 4, 2014, the Company’s executive offices were at 511 Avenue of the Americas #705, New York, NY10011. However, as of January 5, 2017, the Company’s current executive offices are at 3000 Island Blvd. #402, Aventura, FL 33160. We believe that the current arrangement is adequate to meet our current needs and anticipate moving our offices during the next twelve (12) months if we are able to execute our business plans.

ITEM 3. LEGAL PROCEEDINGS

The Company is not involved currently in legal proceedings that could reasonably be expected to have a material adverse effect on its business, prospects, financial condition or results of operations except as set forth below, nor is the Company aware of any pending or threatened litigation.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

FSC Solutions, Inc. On June 26, 2015, we entered into a Stock Purchase Agreement (the “Agreement”) with and its shareholders which included Uri Tadelis, our Chief Executive Officer and Director and our former Directors Chaim J. Lieberman and Gal Levy. The Agreement was effective as of July 1, 2015 which served as the closing date for the acquisition. Pursuant to the terms of the Agreement, we acquired all of the capital stock of FSC in exchange for the issuance of 70 billion shares of our unregistered common stock with the possibility of the issuance of an additional 130 Billion common shares upon FSC meeting certain milestones as outlined in the Agreement. Upon completion of the acquisition of FSC, we intended to employ FSC’s software and trading platform to enter the on-line trading industry. Subsequent to the completion of the acquisition, we determined that FSC did not have control over the trading platform and software we expected to acquire and operate. Consequently, we never commenced operations of this business and became a shell company as of December 31, 2016 when we determined that we were unable to engage in this business. We are in discussions with the sellers’ of FSC to resolve this issue that arose after closing and are evaluating our alternatives.

Prior to our acquisition of FSC, we sought to produce and market high-quality, low-cost B100 biodiesel. We no longer intend to engage in this business.

Amid Financial Centre, Ltd.. On March 13, 2016, FSC entered into a Stock Purchase Agreement (the “Amid Purchase Agreement”) with Natalie Stock, Ltd. for the purchase of all of the outstanding shares of Amid Financial Centre, Ltd. (“Amid”), a Mauritius Company that operates as a broker-dealer. During the first quarter of 2016, an initial deposit of $20,000 was made as part of the agreement. Prior to December 31, 2016, we elected to terminate the Amid Purchase Agreement, and, as a result the $20,000 deposit was written off as an expense in 2016.

We are currently exploring our alternatives as it relates to the acquisition of FSC and are searching for a business combination candidate.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Revenues

Revenues for the years ended December 31, 2016 and 2015 were $0. Given our efforts to identify an operating business, we are unable to predict when and if we will generate revenues.

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

Financial Condition, Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. At December 31, 2016, and 2015, we had current assets of $3,000 and $4,054, respectively, and total assets of $3,000 and $117,828 respectively. The decrease in total assets is due to the impairment of the software cost capitalized in 2015. We had current liabilities of $835,580 as compared to $679,085 as of December 31, 2016 and 2015, respectively. We had total liabilities of $835,580 as compared to $679,085 as of December 31, 2016 and 2015, respectively. The increase is primarily due to shareholder advances used to fund operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTRY DATA

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

(a) Evaluation of Disclosure Controls and Procedures. Management of the Company, with the participation of the Chief Executive Officer and Directors, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) pursuant to Rule 13a-15 under the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management, including the Chief Executive Officer and the Company’s Board of Directors, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2016 for the reasons discussed below.

(b) Management’s Report on Internal Control over Financial Reporting.

Management is responsible for the preparation of our financial statements and related information. Management uses its best judgment to ensure that the financial statements present fairly, in material respects, our financial position and results of operations in conformity with generally accepted accounting principles.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.

We conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2016 for the reasons discussed below:

●

Material Weakness – We did not maintain effective controls over certain aspects of the financial reporting process because we (i) lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements and (ii) we lacked controls over the disclosure of our business operations.

●	Significant Deficiencies – Inadequate segregation of duties.

We expect to be materially dependent upon third parties to provide us with accounting consulting services and legal services related to the preparation and filing of reports with the Commission for the foreseeable future. We believe this will be sufficient to remediate the material weaknesses related to our accounting and SEC disclosures discussed above. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures will not result in errors in our financial statements which could lead to a restatement of those financial statements.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Set forth below are the names, ages, positions with the Company and business experiences of the executive officers and directors of the Company.

Name	Age	Position(s) with Company

Uri Tadelis	49	CEO, Director

Chaim J Lieberman	56	Director(1)

(1) Mr. Lieberman passed away unexpectedly on February 24, 2018.

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

2016 SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation(1)	Total
Uri Tadelis,	2016	$0	$	$0	$0	0	0	$0	$0
Chief Executive Officer and Chief Financial Officer	2015	$64.000	$	0	0	0	0	$0	$64.000

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

OUTSTANDING EQUITY AWARDS AT 2016 FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Uri Tadelis	-	-	-	-	-	-	-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

On June 26, 2015, we entered into a Stock Purchase Agreement (the “Agreement”) with FSC Solutions, Inc. (“FSC”) and its shareholders which included Uri Tadelis, our Chief Executive Officer and Director and our former Directors Chaim J. Lieberman and Gal Levy. The Agreement was effective as of July 1, 2015 which served as the closing date for the acquisition. Pursuant to the terms of the Agreement, we acquired all of the capital stock of FSC in exchange for the issuance of 70 billion shares of our unregistered common stock with the possibility of the issuance of an additional 130 Billion common shares upon FSC meeting certain milestones as outlined in the Agreement. Upon completion of the acquisition of FSC, we intended to employ FSC’s software and trading platform to enter the on-line trading industry. Subsequent to the completion of the acquisition, we determined that FSC did not have control over the trading platform and software we expected to acquire and operate. Consequently, we never commenced operations of this business and became a shell company as of December 31, 2016 when we determined that we were unable to engage in this business. We are in discussions with the sellers’ of FSC to resolve this issue that arose after closing and are evaluating our alternatives.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by Accell Audit & Compliance, P.A. for the fiscal year ended December 31, 2016 and 2015.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description

10.1	Stock Purchase Agreement dated June 26, 2015 among World Health Energy, Inc. and the shareholders of FSC Solutions, Inc.*

10.2	Stock Purchase Agreement dated March 10, 2016 between FSC Solutions Inc. and Natalie Stock Ltd.*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Health Energy Holdings, Inc.

Date: August 15, 2018	By:	/s/ Uri Tadelis
Uri Tadelis Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Uri Tadelis	Chief Executive Officer, Chief Financial Officer and Director	August 15, 2018
Uri Tadelis	(principal executive officer and principal financial and accounting officer)