Form 10-K
period 2017-12-31
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2019-07-24
CIK 943535

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2017

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO _________

WORLD HEALTH ENERGY HOLDINGS, INC.

(Name of Registrant in its Charter)

Delaware	000-30256	59-2762023
(State or Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

1825 NW Corporate Blvd. Suite 110, Boca Raton, FL 33431

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (561) 870-0440

Not applicable.

(Former Name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [ X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [X]	Smaller reporting company [X]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

At June 30, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,452,663.37 based on the closing sale price of the registrant’s common stock on June 28, 2019, of $0.0001 per share.

As of July 23, 2019, 89,789,407,996 shares of the registrant’s common stock, par value $0.0007 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE REGARING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The Securities and Exchange Commission (“SEC” or “Commission”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results.

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

PART I

Item 1. Business.

The following discussion should be read in conjunction with World Health Energy Holdings, Inc.’s, (“we” “us” “our” the “Company” or “WHEH” or “WHEN”) audited consolidated financial statements and notes thereto included herein. We were incorporated on May 21, 1986 in the state of Delaware. WHEH is a diversified energy, health, and security technology company with corporate offices that are located in Boca Raton, Florida and Ramat Gan, Israel.

WHEH is a holding company which owns an algae-tech business and various software technology businesses. The company does not have revenues yet but is planning on launching its products in the near future. The Company is actively looking and needs to raise capital for its going concerns until it produces revenues. WHEH’s eventual plan is to spin-off its businesses into subsidiary public companies. However, there can be no assurance that the foregoing can occur as planner, or at all.

During the year ended December 31, 2014 up until our July 1, 2015 acquisition of FSC Solutions, Inc. (“FSC”) the Company’s primary focus was the production of algae using their proprietary GB3000 growth system. The system quickly and efficiently grows algae for the production of biofuels and food protein. We also sought to produce and market high-quality, low-cost B100 biodiesel. Though, we believe that the Company has been successful in demonstrating the effectiveness of the GB3000 system on a small-scale the Company has not yet been able to raise the necessary capital to implement their technologies on a commercial scale. The Company continues to pursue all available options for raising the necessary capital in addition to exploring alternative revenue sources including joint ventures and mergers with existing Green Energy organizations.

FSC Solutions, Inc. On June 26, 2015, we entered into a Stock Purchase Agreement (the “Agreement”) with FSC and its shareholders which included Uri Tadelis, our former Chief Executive Officer and Director and our former Directors Chaim J. Lieberman and Gal Levy. The Agreement was effective as of July 1, 2015 which served as the closing date for the acquisition. Pursuant to the terms of the Agreement, we acquired all of the capital stock of FSC in exchange for the issuance of 70 billion shares of our unregistered common stock with the possibility of the issuance of an additional 130 Billion common shares upon FSC meeting certain milestones as outlined in the Agreement. Upon completion of the acquisition of FSC, we intended to employ FSC’s software and trading platform to enter the on-line trading industry. Subsequent to the completion of the acquisition, we determined that FSC did not have control over the trading platform and software we expected to acquire and operate. Consequently, we never commenced operations of this business and we are in discussions with the non-management sellers of FSC to resolve this issue that arose after closing and are evaluating our alternatives.

Amid Financial Centre, Ltd. On March 13, 2016, FSC entered into a Stock Purchase Agreement (the “Amid Purchase Agreement”) with Natalie Stock, Ltd. for the purchase of all of the outstanding shares of Amid Financial Centre, Ltd. (“Amid”), a Mauritius Company that operates as a broker-dealer. During the first quarter of 2016, an initial deposit of $20,000 was made as part of the Amid Purchase Agreement. Prior to December 31, 2016, we elected to terminate the Amid Purchase Agreement, and, as a result the $20,000 deposit was written off as an expense in 2016.

UCG, Inc. On October 23, 2017, the Company entered into definitive agreements (collectively the “Agreements”) to buy 70% of UCG INC, with each of Gaya Anastasia Rozensweig, one of the Company’s current directors and Giora Rozensweig, the Company’s current Interim Chief Executive Officer, as JTWRS (jointly “Gaya”), Uri Tadelis, the Company’s former Chief Executive Officer and a former director (“Uri”) and Chaim Lieberman, a former Company shareholder and former director (“Chaim” collectively, the “Shareholders” and each a Shareholder), pursuant to which the Company agreed to issue to the Shareholders an aggregate of six billion shares (the “Initial Share Issuance”) of the Company’s common stock, 0.0007 per share (the “Common Stock”), to be allocated equally among the Shareholders, in exchange for holdings of outstanding shares of UCG Inc., a newly formed Florida corporation (“UCG”), the outstanding shares of which are held by the Shareholders (in equal measure), representing in the aggregate 70% of the outstanding capital of UCG. UCG is engaged in Software development and following the transaction, it was planned that UCG was to become a majority owned subsidiary of the Company. Prior to the Agreements being closed or implemented, Chaim Lieberman, a former Shareholder and Director, passed away and Uri Tadelis, the Company’s former Chief Executive Officer, resigned from all positions with the Company. Subsequently, all outstanding shares of UCG reverted back to Gaya. As of this date, the Agreements have not closed but continue to be reviewed and revised. The anticipated closing date is expected prior to year-end 2019. However, there can be no assurance that the foregoing can occur as planned or at all.

Our Current Business

The Company is currently in the process of seeking to develop CYBER system software with a unique view and a special team of highly experienced people in the gray white and black areas of the data highway. These systems are planned to be marketed to Businesses and Government agencies, both municipal and state in Israel, Europe, Asia, North and South America.

The company currently has the following software applications:

HURRYAP

The first software app product: HURRYAP - App builder. http://www.hurryap.com/ (Information contained on, or accessible through, this website, or any website stated in this report, is not a part of, and is not incorporated by reference into, this report). HURRYAPP was announced by the Company On July 28, 2017, and is currently online for, what we believe to be, an easy to use application builder which includes a hosting feature for our other products.

MYWHEN

MYWHEN – Web Builder is an application where one can create your own personal website. Our Web Builder includes an array of templates and suite of unique non restricted building options and hosting. http://www.mywhen.com/(Information contained on, or accessible through, this website, or any website stated in this report, is not a part of, and is not incorporated by reference into, this report).

Both of these products include “Do it yourself” user friendly programs. We also have KidsDefend, a product where parents or guardians can monitor their children by allowing to Track GPS Location, Monitor Conversations, Track SMS, Call Logs, Record Live Calls, and much more. https://www.kidsdefend.com/ (Information contained on, or accessible through, this website, or any website stated in this report, is not a part of, and is not incorporated by reference into, this report).

WHEN GREEN ENERGY

The Company also has a green energy division. WHEN GREEN ENERGY is an algae-tech company that seeks to utilize unique commercial systems to grow algae for “Green” fuel, human consumption, animal feed and pharmaceuticals. We are currently looking for partners and/or Joint venture relationships to proceed with business development.

Competition

Our customer markets are highly competitive and subject to rapid change and declining average selling prices. The competitive landscape is fragmented with a large number of companies providing various types of products and services in different markets and geographic areas. We plan to provide integrated solutions that compete based on total workflow value, features, quality, service, and flexibility of pricing and deployment options.

Employees

At December 31, 2017, we had no full-time or part-time employees.

Available Information

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov. The Company’s websites are located at http://www.worldhealthenergy.com/ and http://www.whengreenenergy.com/. Information contained on, or accessible through, these websites, or any website stated in this report, is not a part of, and is not incorporated by reference into, this report.

Item 1A. Risk Factors.

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

RISKS ASSOCIATED WITH THE COMPANY’S PROSPECTIVE BUSINESS AND OPERATIONS

The Company lacks meaningful operating history, is a development stage enterprise and will require substantial capital if it is to be successful. We will require additional funds for our operations.

At December 31, 2017, we had a working capital deficiency of $900,000. We will require significant cash in order to implement any acquisitions. No assurances can be given that the Company will be able to obtain the necessary funding during this time to make any acquisitions. The inability to raise additional funds will have a material adverse effect on the Company’s business, plan of operation and prospects. Acquisitions may be made with cash or our securities or a combination of cash and securities. To the extent that we require cash, we may have to borrow the funds or sell equity securities. The issuance of equity, if available, would result in dilution to our stockholders. We have no commitments from any financing source and we may not be able to raise any cash necessary to complete an acquisition. If we fail to make any acquisitions, our future growth may be limited. If we make any acquisitions, they may disrupt or have a negative impact on our business.

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

Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of corporate law also may be deemed to have certain anti-takeover effects, which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation’s disinterested stockholders. In addition, our articles of incorporation authorize the issuance of up to 10,000,000 shares of preferred stock, of which 2,500,0000 shares are issued and outstanding as of July 23, 2019 with such rights and preferences as may be determined from time to time by our board of directors. Preferred stock shareholders are entitled to 150 votes for each share held while common stock shareholders are entitled to one vote for each share held. Our board of directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock. As a result, our board of directors can issue such stock to investors who support our management and give effective control of our business to our management.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

Risks Related to the Company’s Common Stock

Our Common Stock Currently Trades on the Pink Tier of OTC Markets and is Labeled as “No Information” and as “Delinquent SEC Reporting.”

Our Common Stock Currently Trades on the Pink Tier of OTC Market Group, LLC’s Marketplace under the symbol “WHEN” and is labeled as “No Information” and as “Delinquent SEC Reporting” at this time. The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. The trading of securities on the OTC Pink is often sporadic and investors may have difficulty buying and selling our shares or obtaining market quotations for them, which may have a negative effect on the market price of our common stock.

Our Common Stock was subject to a “chill” status in October of 2011.

On October 28, 2011, the National Securities Clearing Corporation exited positions in WHEN common stock from the Continuous Net Settlement System. This prior “chill” on the common stock may hamper trading liquidity in WHEN. The “chill” was subsequently removed and as of July 2015, the Company confirmed that there were no chills on its common stock at such time.

The sale of the additional shares of Common Stock could cause the value of our Common Stock to decline.

The sale of a substantial number of shares of our Common Stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish. Further, if we do sell or issue more Common Stock, any investors’ investment in the Company will be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in the Company’s Common Stock could seriously decline in value.

Our Common Stock constitutes restricted securities and is subject to limited transferability.

All of our Common Stock shares, should be considered a long-term, illiquid investment. Common Stock has not been registered under the Securities Act, and cannot be sold without registration under the Securities Act or any exemption from registration. In addition, our Common Stock, is not registered under any state securities laws that would permit their transfer. Because of these restrictions and the absence of an active trading market for our securities, a stockholder will likely be unable to liquidate an investment even though other personal financial circumstances would dictate such liquidation.

Our Common Stock price may decrease due to factors beyond our control.

The stock market from time to time has experienced extreme price and volume fluctuations, which have particularly affected the market prices for emerging growth companies and which often have been unrelated to the operating performance of the companies. These broad market fluctuations may adversely affect the market price of our stock, if a trading market for our stock ever develops. If our shareholders sell substantial amounts of their stock in the public market, the price of our stock could fall. These sales also might make it more difficult for us to sell equity, or equity-related securities, in the future at a price we deem appropriate.

The market price of our stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

●	variations in our quarterly operating results,
●	changes in general economic conditions,
●	changes in market valuations of similar companies,
●	announcements by us or our competitors of significant acquisitions, strategic partnerships or joint ventures, or capital commitments,
●	poor reviews;
●	loss of a major customer, partner or joint venture participant; and
●	the addition or loss of key managerial and collaborative personnel.

Any such fluctuations may adversely affect the market price or value of our Common Stock, regardless of our actual operating performance. As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

Our Common Stock is subject to the application of the “penny stock” rules which could adversely affect the market price of our common stock and increase transaction costs to sell those shares.

The SEC has adopted rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

●	that a broker or dealer approve a person’s account for transactions in penny stocks, and
●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person, and
●	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination and
●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our Common Stock and cause a decline in the market value of our stock.

The market price for our Common Stocks is particularly volatile which could lead to wide fluctuations in our share price. You may be unable to sell your Common Stock shares at or above your purchase price, or at all, which may result in substantial losses to you.

The market for our Common Stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock shares will be at any time, or if our common stock shares will ever be able to trade, or as to what effect the sale of shares or the availability of common stock shares for sale at any time will have on the prevailing market price.

Because we will likely issue additional shares of our Common Stock, investment in the Company could be subject to substantial dilution.

Investors’ interests in the Company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. We are authorized to issue 110,000,000,000 shares of Common Stock. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our Common Stock. If we do sell or issue more Common Stock, any investors’ investment in the Company will be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in the Company’s Common Stock could seriously decline in value.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted Rule 2111 that requires a broker-dealer to have reasonable grounds for believing that an investment is suitable for a customer before recommending the investment. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any cash dividends on our stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board.

If we are unable to comply with the financial reporting requirements mandated by the SEC’s regulations, investors may lose confidence in our financial reporting and the price of our common stock, if a market ever does develop for it, could decline.

If we fail to maintain effective internal controls over financial reporting, our ability to produce timely, accurate and reliable periodic financial statements could be impaired. If we do not maintain adequate internal control over financial reporting, investors could lose confidence in the accuracy of our periodic reports filed under the Exchange Act. Additionally, our ability to obtain additional financing could be impaired or a lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline.

Availability of Additional Funds.

We may require additional equity and/or debt financing to continue our operations. These conditions may raise substantial doubt about our ability to continue as a going concern for at least one year from the date of this filing.

There can be no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. We expect to have ongoing needs for working capital in order to fund operations and to continue to expand our operations. To that end, we may be required to raise additional funds through equity or debt financing. However, there can be no assurance that we will be successful in securing additional capital. If we are unsuccessful, we may need to (a) initiate cost reductions; (b) forego business development opportunities; (c) seek extensions of time to fund liabilities, or (d) seek protection from creditors.

In addition, if we are unable to generate adequate cash from operations, and if we are unable to find sources of funding, it may be necessary for us to sell one or more lines of business or all or a portion of our assets, enter into a business combination, or reduce or eliminate operations. These possibilities, to the extent available, may be on terms that result in significant dilution to our shareholders or that result in our shareholders losing all of their investment in our Company.

If we are able to raise additional capital, we do not know what the terms of any such capital raising would be. In addition, any future sale of our equity securities would dilute the ownership and control of your shares and could be at prices substantially below prices at which our shares currently trade. Our inability to raise capital could require us to significantly curtail or terminate our operations. We may seek to increase our cash reserves through the sale of additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional and potentially substantial dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity. In addition, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

During the fiscal year ended 2017, the Company’s executive offices were at 3000 Island Blvd. #402, Aventura, FL 33160. Since May 8, 2018, the Company’s executive offices were, and continue to be at 1825 NW Corporate Blvd., Suite 110, Boca Raton, FL 3343. The Company pays $99 per month to lease this office space. We also currently have corporate offices located in Moshe Aviv Tower, 7 Jabotinsky Street, Ramat Gan, Israel. The cost to use this office space is paid for by RNA Technology Ltd., of which Giora Rozensweig, our Interim Chief Executive Officer and Gaya Rozensweig, a member of our board of directors, are officers and directors. We believe that the current arrangement is adequate to meet our current needs and anticipate moving our offices during the next twelve (12) months if we are able to execute our business plans.

Item 3. Legal Proceedings.

From time to time we may become involved in various legal proceedings that arise in the ordinary course of business, including actions related to our intellectual property. Although the outcomes of these legal proceedings cannot be predicted with certainty, we are currently not aware of any such legal proceedings or claims that we believe, either individually or in the aggregate, will have a material adverse effect on our business, financial condition, or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is quoted on the OTC Pink tier of the OTC Markets Group, Inc. under the symbol “WHEN” and has been quoted under such symbol since July 2016. Our Common Stock is currently labeled as “Pink No Information” and “Delinquent SEC Reporting” on the OTC Markets. Our Common Stock is traded sporadically and no established liquid trading market currently exists and there can be no assurance that a liquid market for our Common Stock will ever develop.

The following table reflects the high and low closing sales information for our Common Stock for each fiscal quarter during the fiscal years ended December 31, 2016 and December 31, 2017. This information was obtained from OTC Markets and reflects inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
Fiscal Year 2017
March 31, 2017	$0.0005	$0.0001
June 30, 2017	$0.0004	$0.0001
September 30, 2017	$0.0011	$0.0002
December 31, 2017	$0.0006	$0.0002

Fiscal Year 2016
March 31, 2016	$0.0005	$0.0001
June 30, 2016	$0.0003	$0.0001
September 30, 2016	$0.0003	$0.0001
December 31, 2016	$0.0002	$0.0001

On October 28, 2011, the National Securities Clearing Corporation exited positions in WHEN common stock from the Continuous Net Settlement System. This prior “chill” on the common stock may hamper trading liquidity in WHEN. The “chill” was subsequently removed and as of July 2015, the Company confirmed that there were no chills on its common stock at such time.

Security Holders

As of December 31, 2017, there were approximately 370 record holders, an unknown number of additional holders whose stock is held in “street name” and 89,789,407,996 shares of common stock issued and outstanding.

Authorized Capital Stock

We are authorized to issue 110,000,000,000 shares of Common Stock, par value $0.0007, and 10,000,000 shares of preferred stock, par value $0.0007. As of December 31, 2017, there were 89,789,407,996 shares of Common Stock issued and outstanding, and 2,500,000 shares of preferred stock issued and outstanding.

Transfer Agent

Our transfer agent is Continental Stock Transfer & Trust Company, with an address at 17 Battery Place, New York, NY 10004.Their telephone number is (212) 509-4000.

Dividend Policy

We have never paid a cash dividend on our Common Stock. We currently intend to retain all earnings, if any, to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Item 6 – Selected Financial Data.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Company and the accompanying notes appearing subsequently under the caption “Consolidated Financial Statements.” This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements as a result of various factors.

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

Company Overview

We were incorporated on May 21, 1986 in the state of Delaware. WHEH is a diversified energy, health, and security technology company with corporate offices that are located in Boca Raton, Florida and Ramat Gan, Israel.

WHEH is a holding company which owns an algae-tech business and various software technology businesses. The company does not have revenues yet but is planning on launching its products in the near future. The Company is actively looking and needs to raise capital for its going concerns until it produces revenues. WHEH’s eventual plan is to spin-off its businesses into subsidiary public companies. However, there can be no assurance that the foregoing can occur as planner, or at all.

During the year ended December 31, 2014 up until our July 1, 2015 acquisition of FSC Solutions, Inc. (“FSC”) the Company’s primary focus was the production of algae using their proprietary GB3000 growth system. The system quickly and efficiently grows algae for the production of biofuels and food protein. We also sought to produce and market high-quality, low-cost B100 biodiesel. Though, we believe that the Company has been successful in demonstrating the effectiveness of the GB3000 system on a small-scale the Company has not yet been able to raise the necessary capital to implement their technologies on a commercial scale. The Company continues to pursue all available options for raising the necessary capital in addition to exploring alternative revenue sources including joint ventures and mergers with existing Green Energy organizations.

FSC Solutions, Inc. On June 26, 2015, we entered into a Stock Purchase Agreement (the “Agreement”) with FSC and its shareholders which included Uri Tadelis, our former Chief Executive Officer and Director and our former Directors Chaim J. Lieberman and Gal Levy. The Agreement was effective as of July 1, 2015 which served as the closing date for the acquisition. Pursuant to the terms of the Agreement, we acquired all of the capital stock of FSC in exchange for the issuance of 70 billion shares of our unregistered common stock with the possibility of the issuance of an additional 130 Billion common shares upon FSC meeting certain milestones as outlined in the Agreement. Upon completion of the acquisition of FSC, we intended to employ FSC’s software and trading platform to enter the on-line trading industry. Subsequent to the completion of the acquisition, we determined that FSC did not have control over the trading platform and software we expected to acquire and operate. Consequently, we never commenced operations of this business and we are in discussions with the non-management sellers of FSC to resolve this issue that arose after closing and are evaluating our alternatives.

Amid Financial Centre, Ltd. On March 13, 2016, FSC entered into a Stock Purchase Agreement (the “Amid Purchase Agreement”) with Natalie Stock, Ltd. for the purchase of all of the outstanding shares of Amid Financial Centre, Ltd. (“Amid”), a Mauritius Company that operates as a broker-dealer. During the first quarter of 2016, an initial deposit of $20,000 was made as part of the Amid Purchase Agreement. Prior to December 31, 2016, we elected to terminate the Amid Purchase Agreement, and, as a result the $20,000 deposit was written off as an expense in 2016.

UCG, Inc. On October 23, 2017, the Company entered into definitive agreements (collectively the “Agreements”) to buy 70% of UCG INC, with each of Gaya Anastasia Rozensweig, one of the Company’s current directors and Giora Rozensweig, the Company’s current Interim Chief Executive Officer, as JTWRS (jointly “Gaya”), Uri Tadelis, the Company’s former Chief Executive Officer and a former director (“Uri”) and Chaim Lieberman, a former Company shareholder and former director (“Chaim;” collectively, the “Shareholders” and each a Shareholder), pursuant to which the Company agreed to issue to the Shareholders an aggregate of six billion shares (the “Initial Share Issuance”) of the Company’s common stock, 0.0007 per share (the “Common Stock”), to be allocated equally among the Shareholders, in exchange for holdings of outstanding shares of UCG Inc., a newly formed Florida corporation (“UCG”), the outstanding shares of which are held by the Shareholders (in equal measure), representing in the aggregate 70% of the outstanding capital of UCG. UCG is engaged in Software development and following the transaction, it was planned that UCG was to become a majority owned subsidiary of the Company. Prior to the Agreements being closed or implemented, Chaim Lieberman, a former Shareholder and Director, passed away and Uri Tadelis, the Company’s former Chief Executive Officer, resigned from all positions with the Company. Subsequently, all outstanding shares of UCG reverted back to Gaya. As of this date, the Agreements have not closed but continue to be reviewed and revised. The anticipated closing date is expected prior to year-end 2019. However, there can be no assurance that the foregoing can occur as planned or at all.

We are currently exploring our alternatives as it relates to the acquisition of FSC and the development of other technologies and websites that we control.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Revenues

Revenues for the years ended December 31, 2017 and 2016 were $0. Given our efforts to fund our businesses, we are unable to predict when we will generate revenues.

Operating Expenses

Operating expenses for the year ended December 31, 2017 were $67,676 compared to $137,562 for the year ended December 31, 2016. The reason for the decrease is due to there being a decrease in the activities of the Company and, therefore, less need for travel, consultancy and other professional fees.

We recorded a net operating loss for 2017 of $67,676, compared to $271,323 for 2016.

Net Income/Loss and Net Income/Loss Per Share

Our net loss and net loss per share was $67,676 and $0.00 for the year ended December 31, 2017, compared to $271,323 and $0.00 per share for the year ended December 31, 2016.

Financial Condition, Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. At December 31, 2017, and 2016, we had current assets of $3,592 and $3,000, respectively, and total assets of $3,592 and $3,000 respectively. The increase in total assets is due to a short-term loan to a third party. We had current and total liabilities of $903,848 as compared to $835,580 as of December 31, 2017 and 2016, respectively. The increase is primarily due to shareholder advances used to fund operations.

At December 31, 2017, we had a working capital deficiency of $900,256 as compared with a working capital deficiency of $832,580 at December 31, 2016.

We need to obtain capital and no assurance can be given that we will be able to obtain this capital on acceptable terms, if at all. In such an event, this may have a materially adverse effect on our business, operating results and financial condition. If the need arises, we may attempt to obtain funding through the use of various types of short-term funding, loans or working capital financing arrangements from banks or financial institutions.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders’ deficit and a working capital deficiency of $900,256 at December 31, 2017 and net loss from operations of $67,676 for the year ended December 31, 2017. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Net loss per share The Company has adopted FASB ASC260-10-50, Earnings Per Share, which provides for the calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at December 31, 2017 or 2016.

Fair value of financial instruments The carrying values of accrued liabilities approximate their fair values due to the short maturity of these instruments.

Off-Balance Sheet Arrangements We have not entered into any off-balance sheet arrangements during 2016 and do not anticipate entering into any off-balance sheet arrangements during the next 12 months.

Item 7A. Qualitative and Quantitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The Company’s consolidated financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1. The Company’s consolidated balance sheet as of December 31, 2016 and the related consolidated statements of operations, changes of deficiency in stockholders’ equity and cash flows for the year then ended have been audited by Accell Audit & Compliance, P.A., a registered public accounting firm, which the Company engaged until July 19, 2017, as further discussed in Item 9 below. The Company’s consolidated balance sheet as of December 31, 2017 and the related consolidated statements of operations, changes of deficiency in stockholders’ equity and cash flows for the year then ended have been audited by Daszkal Bolton LLP, which is an independent registered public accounting firm, engaged by the Company since July 19, 2017. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K. The financial statements have been prepared assuming the Company will continue as a going concern.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

World Health Energy Holdings, Inc.

Boca Raton, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of World Health Energy Holdings, Inc. (the “Company”) at December 31, 2017, and the related consolidated statements of operations, changes in deficiency in stockholders’ equity, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 4 to the financial statements, the Company has an accumulated deficit and working capital of approximately $0.9 million at December 31, 2017, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Daszkal Bolton LLP

We have served as the Company’s auditor since 2017.

Fort Lauderdale, Florida

July 22, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

World Health Energy Holdings, Inc.

We have audited the accompanying consolidated balance sheets of World Health Energy Holdings, Inc. (the “Company”) as of December 31, 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of World Health Energy Holdings, Inc. as of December 31, 2016, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Accell Audit & Compliance, P.A.

Tampa, Florida
June 26, 2017

WORLD HEALTH ENERGY HOLDINGS, INC.

Consolidated Balance Sheets

December 31,

	2017	2016
ASSETS
CURRENT ASSETS
Deposits	$3,000	$3,000
Receivable from third party	592	-

Total current assets	3,592	3,000

Total Assets	$3,592	$3,000

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$88,298	$89,039
Due related parties	794,076	725,067
Related party convertible note payable	21,474	21,474

Total current liabilities	903,848	835,580

Commitments and Contingencies (note 12)

DEFICIENCY IN STOCKHOLDERS’ EQUITY
Preferred stock, par $0.0007, 10,000,000 shares authorized, 2,500,000 shares issued and outstanding	1,750	1,750
Common stock, par $0.0007, 110,000,000,000 shares authorized, 89,789,407,996 shares issued and outstanding at December 31, 2017 and 2016	62,852,585	62,852,585
Additional paid-in capital	(37,566,509)	(37,566,509)
Accumulated deficit	(26,188,082)	(26,120,406)

Total deficiency in stockholders’ equity	(900,256)	(832,580)

Total Liabilities and Deficiency in Stockholders’ Equity	$3,592	$3,000

The accompanying notes are an integral part of the consolidated financial statements

WORLD HEALTH ENERGY HOLDINGS, INC.

Consolidated Statements of Operations

Year ended December 31,

	2017	2016
OPERATING EXPENSES:
General and administrative expenses	$36,083	$92,974
Professional fees	31,593	44,588

Total expenses	67,676	137,562

Loss from operations	(67,676)	(137,562)

Other income and expense
Loss on impairment	-	113,774
Write off of investment deposit	-	20,000
Interest income	-	(13)

Total other income and expense	-	133,761

Net loss before income taxes	(67,676)	(271,323)
Income taxes	-	-

Net loss	$(67,676)	$(271,323)

Loss per weighted average common share	$0.00	$0.00

Number of weighted average common shares outstanding - Basic and Diluted	89,789,407,996	89,789,407,996

The accompanying notes are an integral part of the consolidated financial statements

WORLD HEALTH ENERGY HOLDINGS, INC.

Consolidated Statement of Changes in Deficiency in Stockholders Equity

	Preferred Stock Number of Shares	Preferred Stock Par Value	Common Stock Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Deficiency in Stockholders Equity

BALANCE, January 1, 2016	2,500,000	$1,750	89,789,407,996	$62,852,585	$(37,566,509)	$(25,849,083)	$(561,257)
							0
Net loss	-	-	-	-	-	(271,323)	(271,323)

BALANCE, December 31, 2016	2,500,000	1,750	89,789,407,996	62,852,585	(37,566,509)	(26,120,406)	(832,580)

Net loss	-	-	-	-	-	(67,676)	(67,676)

BALANCE, December 31, 2017	2,500,000	$1,750	89,789,407,996	$62,852,585	$(37,566,509)	$(26,188,082)	$(900,256)

The accompanying notes are an integral part of the consolidated financial statements

WORLD HEALTH ENERGY HOLDINGS, INC.

Consolidated Statements of Cash Flows

Year ended December 31,

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(67,676)	$(271,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment	-	113,774
Write off of investment deposit	-	20,000
Amortization of prepaid expense	3,000	-
Changes in operating assets and liabilities
Increase in prepaid expense	(3,000)	(3,000)
Increase in receivable from third party	(592)	-
Increase (decrease) in accounts payable and accrued liabilities	(741)	21,110

Net cash used in operating activities	(69,009)	(119,439)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on purchase of software	-	(20,000)

Net cash used in investing activities	-	(20,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of related party advances	(17,141)
Proceeds from related party advances	86,150	135,385

Net cash provided by financing activities	69,009	135,385

Net change in cash	-	(4,054)

CASH, beginning of year	-	4,054

CASH, end of year	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$-	$-
Income tax paid in cash	$-	$-

The accompanying notes are an integral part of the consolidated financial statements

WORLD HEALTH ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(1) NATURE OF OPERATIONS

World Health Energy Holdings, Inc., (the “Company,” or “WHEN”), was formed on May 21, 1986, under the laws of the State of Delaware and is based in Boca Raton, Florida. The Company has invested in a variety of software programs that it strove to commercialize, and has a subsidiary in clean energy technology which currently is dormant due to lack of funding. It is currently seeking software in the cyber-security arena to commercialize.

(2) BASIS OF PRESENTATION AND USE OF ESTIMATES

a) Basis of Presentation

The comparative amounts presented in these consolidated financial statements are the historical results of World Health Energy Holdings, Inc., inclusive of its wholly owned subsidiaries World Health Energy, Inc. (“WHEH”) and FSC Solutions, Inc. (“FSC”). All intercompany balances and transactions have been eliminated in consolidation

b) Reclassifications

Certain items in the 2016 financial statements have been reclassified to be comparable to the 2017 financial statements.

c) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying consolidated financial statements involved the valuation of construction in progress, depreciable life of the floating vessel, valuation of long lived assets, debt discounts, valuation of common stock issued as compensation and valuation allowance of deferred income tax assets.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Cash and cash equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. We had no financial instruments that qualified as cash equivalents at December 31, 2017 or 2016.

b) Related Party Transactions

All transactions with related parties are in the normal course of operations and are measured at the exchange amount.

c) Financial instruments and Fair value measurements

ASC 825-10 Financial Instruments, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments. ASC 825 also requires disclosures of the fair value of financial instruments. The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts payable and accrued liabilities approximates their fair values because of the short-term maturities of these instruments.

WORLD HEALTH ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

c) Financial instruments and Fair value measurements, continued

FASB ASC 820 Fair Value Measurement clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. It also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability.

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

d) Income Taxes

The Company uses the asset and liability method of ASC 740 to account for income taxes. Under this method, deferred income taxes are determined based on the differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements which will result in taxable or deductible amounts in future years and are measured using the currently enacted tax rates and laws. A valuation allowance is provided to reduce net deferred tax assets to the amount that, based on available evidence, is more likely than not to be realized.

The Company follows the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

As of December 31, 2017, the tax years 2017, 2016 and 2015 for the Company remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

WORLD HEALTH ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

e) Net income (loss) per share

Basic loss per share excludes dilution and is computed by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless consideration of such dilutive potential shares would result in anti-dilution. There were no common stock equivalents for the years ended December 31, 2017 or 2016.

f) Recent accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company believes that the adoption of ASU 2016-02 will have no effect on the Company’s consolidated financial statements.

(4) LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company sustained a net loss of approximately $67,000 for the year ended December 31, 2017 and has an accumulated deficit of approximately $900,000 and a negative working capital of approximately $900,000 at December 31, 2017. These conditions raise substantial doubt about our ability to continue as a going concern.

Failure to successfully develop operations and revenues could harm our profitability and materially adversely affect our financial condition and results of operations. We face all of the risks inherent in a new business, including the need for significant additional capital, management’s potential underestimation of initial and ongoing costs, and potential delays and other problems in connection with establishing our planned operations.

We are continuing our plan to further grow and expand restaurant operations and seek sources of capital to pay our contractual obligations as they come due. Management believes that its current operating strategy will provide the opportunity for us to continue as a going concern as long as we are able to obtain additional financing; however, there is no assurance this will occur. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The independent auditors’ report on our consolidated financial statements for the years ended December 31, 2017 contained an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern.

WORLD HEALTH ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(5) RECEIVABLE FROM THIRD PARTY

The Company advanced funds to a third party with no stated maturity or interest rate with a balance of $592 at December 31, 2017.

(6) DUE TO RELATED PARTIES

Certain stockholders and officers paid expenses of the Company and were reimbursed finds during the year. The net amount due to related parties was $794,076 and $725,067 December 31, 2017 and 2016, respectively.

(7) RELATED PARTY CONVERTIBLE NOTE PAYABLE

During 2014, the Company entered into a convertible note payable with a third party for $21,474. The note is non-interest bearing and is convertible to common stock at $0.0001 per share (or the comparable rate following any share split or reverse split) on the conversion date. During 2015 the note holder became the CEO and became a related party.

(8) STOCKHOLDERS’ DEFICIT

At December 31, 2017 and 2016, the Company has 110,000,000,000 shares of par value $0.0007 common stock authorized and 89,789,407,996 shares issued and outstanding. At December 31, 2017 and 2016, the Company has 10,000,000 shares of par value $0.0007 preferred stock and 2,500,000 shares issued and outstanding.

(9) - INCOME TAXES

The Company’s effective income tax expense (benefit) differs from the expected tax expense for Federal income tax purposes, (computed by applying the United States Federal tax rate of 34% to loss before taxes) as follows:

	2017	2016
Tax (benefit) on net loss before income tax	$(10,197)	$(82,401)
Effect of state taxes (net of federal benefit)	(2,835)	(14,923)
Increase in valuation allowance	13,032	97,324

Income tax provision	$-	$-

The Company recognizes deferred tax assets and liabilities for the tax effects of differences between the financial statements and tax basis of assets and liabilities.

The components of net deferred tax assets and liabilities that have been presented in the Company’s financial statements are as follows at December 31, 2017:

Deferred income tax assets:	2017	2016
Net operating loss carryforward	$9,382,422	$9,272,066
Total deferred tax assets	9,382,422	9,272,066

Valuation allowance	(9,382,422)	(9,272,066)

Net deferred taxes	$-	$-

WORLD HEALTH ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(9) - INCOME TAXES, continued

The Company records a valuation allowance to reduce deferred tax assets, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the need for a valuation allowance, an assessment of all available evidence both positive and negative was required. The Company recorded a valuation allowance of $13,032 in 2017 and $97,324 in 2016.

We have recorded a 100% valuation allowance related to the deferred tax asset for the loss from operations. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which temporary differences become deductible.

In accordance with the provisions of ASC 740: Income Taxes, we record a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. At December 31, 2017 and 2016, we have no liabilities for uncertain tax positions. We continually evaluate expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

(10) COMMITMENTS AND CONTINGENCIES

a) Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2017, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

(11) SUBSEQUENT EVENTS

a) Due to related parties

In 2018, one related party died and the other resigned. The related party that resigned and the estate of the deceased related party entered into settlement agreements with the Company on the amounts due them by the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As reported by the Company in its Current Report on Form 8-K filed with the SEC on July 19, 2017, the Company’s Board of Directors, approved the dismissal of Accell Audit & Compliance (“Accell”) as the Company’s independent registered public accounting firm. Accell’s report on the Company’s consolidated financial statements for the years ended December 31, 2015 and 2016 contained an explanatory paragraph which noted that there was substantial doubt as to the Company’s ability to continue as a going concern due to a lack of cash, significant losses incurred and ongoing requirements for additional capital investments. Other than the foregoing, the reports contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s two most recent fiscal years prior to the dismissal of Accell, and the subsequent interim period preceding its dismissal on July 19, 2017, there were: (i) no disagreements with Accell on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Accell, would have caused it to make reference to the subject matter of the disagreements in its reports on the consolidated financial statements of the Company; and (ii) no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K. The Company has provided Accell with a copy of the Form 8-K filed on July 19, 2017, prior to its filing with the SEC and the email from Accell dated May 10, 2017 stating that they could no longer be the Company’s auditors due to the PCAOB requirement to rotate/change auditors every 5 years was filed as Exhibit 16.1 to the Form 8-K.

On July 19, 2017, the Board approved the engagement of Daszkal Bolton LLP (“DB”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2017. During the Company’s five most recent fiscal years prior to the engagement of DB and the subsequent interim period preceding its engagement, neither the Company nor anyone on its behalf consulted DB regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and no written report or oral advice was provided to the Company that DB concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or reportable event as defined in Item 304(a)(1)(iv) of Regulation S-K and Item 304(a)(1)(v), respectively. In approving the selection of DB as the Company’s independent registered public accounting firm, the Board considered any services previously provided by DB and concluded that such services would not adversely affect the independence of DB.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Management of the Company, with the participation of the Interim Chief Executive Officer and Directors, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) pursuant to Rule 13a-15 under the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management, including the Interim Chief Executive Officer and the Company’s Board of Directors, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Interim Chief Executive Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2017 for the reasons discussed below.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. It should be noted that the Company’s management, including the Interim Chief Executive Officer does not expect that the Company’s internal controls will necessarily prevent all errors or fraud. A control system, no matter how well conceived or operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met, Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

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

We conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2017 for the reasons discussed below:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Set forth below are the names, ages, positions with the Company and business experiences of the executive officers and directors of the Company.

Name	Age	Position(s) with Company

Giora Rozensweig	46	Interim Chief Executive Officer
Gaya Rozensweig	37	Director
George Baumoehl	53	Director

Our directors are appointed for one-year terms to hold office until the next annual general meeting of the holders of our Common Stock or until removed from office in accordance with our by-laws. Our officers are appointed by our board of directors and hold office until removed by our board of directors. On October 9, 2018, Uri Tadelis, our former Chief Executive officer and director, resigned from all of his positions with the Company. Mr. Tadelis’ resignation was not the result of any dispute or disagreement with the Company on any matter relating to the Company’s operations, policies or practices. On October 9, 2018, the of Board of Directors of the Company appointed Giora Rozensweig to serve as the Company’s Interim Chief Executive Officer effective immediately and appointed each Gaya Rozensweig and George Baumoehl as members of the Company’s Board effectively immediately.

Giora Rozensweig. Mr. Rozensweig, age 46, holds degrees in software development, application DBA and IT, which he received from Kedem College in 1994. Mr. Rozensweig has twenty years of experience in the industry and has worked with the Israeli Government, Hewlett Packard, IBM, and Checkpoint. He is also the co-founder of RNA Technology Ltd. where he has served as Chief Executive Officer since 2015. Previously Mr. Rozensweig served as Chief Executive Officer of Tomagi, Ltd. from 2008 until 2015.

Gaya Rozensweig. Mrs. Rozensweig, age 37, holds a Degree in Business Management & Information Systems, which she received from the College of Management, Jerusalem in 2003. Mrs. Rozensweig is a co-founder of RNA Technology Ltd. and has headed the sales and marketing of a startup with a 27-person team that worked with government offices, banks, insurance companies. Mrs. Rozensweig has served as Chief Financial Officer of RNA Technology, Ltd. since 2015. Previously she served as Chief Financial Officer at Tomagi Ltd. from 2008 until 2015.

George Baumoehl. Mr. Baumoehl, age 53, George holds a MSc. Degree in Architecture and Construction Economics from University College London which he received in 1993. Mr. Baumoehl has a background in a real estate investment and development and brings a professional outside look into our Company. He has been the Chief Executive Officer of Spectrum Real Estate Management GmbH & Co. KG since 2006.

Giora Rozensweig is the spouse of Gaya Rozensweig. Other than the foregoing, there is no family relationship between the Interim Chief Executive Officer, the directors and any director or executive officer of the Company or any person nominated or chosen to become a director or executive officer of the Company.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, significant employees or control persons has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Corporate Governance

Our board of directors has not established any committees, including an audit committee, a compensation committee or a nominating committee, or any committee performing a similar function. The functions of those committees are being undertaken by our board. Because we do not have any independent directors, our board believes that the establishment of committees of our board would not provide any benefits to our Company and could be considered more form than substance.

We do not have a policy regarding the consideration of any director candidates that may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our officers and directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our officers and directors have not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our board of directors.

Given our relative size and lack of directors’ and officers’ insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all current members of our board will participate in the consideration of director nominees.

As with most small, early stage companies until such time as we further develop our business, achieve a stronger revenue base and have sufficient working capital to purchase directors’ and officers’ insurance, we do not have any immediate prospects to attract independent directors. When we are able to expand our board to include one or more independent directors, we intend to establish an audit committee of our board of directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our board of directors include “independent” directors, nor are we required to establish or maintain an audit committee or other committee of our board.

Code of Ethics

We adopted a Code of Ethics and Business Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics and Business Conduct is filed as Exhibit 14.1 hereto. We undertake to provide to any person without charge, upon request, a copy of our Code of Ethics and Business Conduct.

Role of Board in Risk Oversight Process

Management is responsible for the day-to-day management of risk and for identifying our risk exposures and communicating such exposures to our board. Our board is responsible for designing, implementing and overseeing our risk management processes. The board does not have a standing risk management committee, but administers this function directly through the board as a whole. The whole board considers strategic risks and opportunities and receives reports from its officers regarding risk oversight in their areas of responsibility as necessary. We believe our board’s leadership structure facilitates the division of risk management oversight responsibilities and enhances the board’s efficiency in fulfilling its oversight function with respect to different areas of our business risks and our risk mitigation practices.

Director Compensation

Historically, our non-employee directors have not received compensation for their service outside the compensation set forth in the Summary Compensation Table below, but we may compensate our directors for their service in the future. We reimburse our non-employee directors for reasonable travel expenses incurred in attending board and committee meetings. We also intend to allow our non-employee directors to participate in any equity compensation plans that we adopt in the future.

Conflicts of Interest

None of our officers will devote more than a portion of his or her time to our affairs. There will be occasions when the time requirements of our business conflict with the demands of the officers other business and investment activities. Such conflicts may require that we attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to us.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have not filed the required reports in a timely manner during the fiscal year ended December 31, 2017.

Item 11. Executive Compensation.

The following table sets forth certain compensation information for: (i) our principal executive officer or other individual serving in a similar capacity during our fiscal year ended December 31, 2017, (ii) our two most highly compensated executive officers other than our principal executive officers who were serving as executive officers at December 31, 2017 whose compensation exceed $100,000 and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2017. Compensation information is shown for the fiscal years ended December 31, 2017 and 2016:

FISCAL 2017 AND 2016 SUMMARY COMPENSATION TABLE

	2017 SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	2017	$0	$0	$0	$0	$0	$0	$0	$0
Uri Tadelis, Former CEO and CFO(1)	2016	$0	$0	$0	$0	$0	$0	$0	$0

(1) On October 9, 2018, Uri Tadelis, our former Chief Executive officer and director, resigned from all of his positions with the Company. In the fiscal year ended 2018, Mr. Tadelis received total compensation of $26,856.70 from the Company for his services as an officer.

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

Stock Option and Stock Appreciation Rights.

We do not currently have a Stock Option or Stock Appreciation Rights Plan. No stock options or stock appreciation rights were awarded during the fiscal year ended December 31, 2017, or the period ending on the date of this Report.

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

Employment Agreements with Executive Officers

At this time, we do not have any written employment agreement or other formal compensation agreements with our officers and director. If we do enter into such agreements with our officers and directors, we will make appropriate additional disclosures as they are further developed and formalized.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2017

There were no outstanding equity awards at December 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to us, as of July 23, 2019, relating to the beneficial ownership of shares of common stock by:

●	each person who is known by us to be the beneficial owner of more than 5% of the Company’s outstanding common stock;

●	each director;

●	each executive officer; and

●	all executive officers and directors as a group.

Under securities laws, a person is considered to be the beneficial owner of securities owned by him (or certain persons whose ownership is attributed to him) or securities that can be acquired by him within 60 days, including upon the exercise of options, warrants or convertible securities. The Company determines a beneficial owner’s percentage ownership by assuming that options, warrants and convertible securities that are held by the beneficial owner, but not those held by any other person, and which are exercisable within 60 days, have been exercised or converted.

The Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as being owned by them. Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of World Health Energy Holdings, Inc. at 1825 NW Corporate Blvd. Suite 110, Boca Raton, FL 3343.

Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Giora Rozensweig, Interim Chief Executive (2)	28,621,107,648	31.88%
George Baumeohl, Director	17,683,333,334	19.69%
Gaya Rozensweig, Director(2)	28,621,107,648	31.88%
Total Held by Officers and Directors of Each Class (2 persons):	46,304,440,982	51.57%

Five Percent Shareholders
Eli Gal Levy	19,033,333,333	21.16%

(1) Includes, where applicable, shares of common stock issuable upon the exercise of warrants and conversion of debt held by such person that may be exercised within 60 days after July 23, 2019. Unless otherwise indicated, we believe that all persons named in the table above have sole voting power and/or investment power with respect to all shares of common stock beneficially, warrants and convertible debt owned by them. Based on 89,789,407,996 shares of the Company’s common stock issued and outstanding on July 23, 2019.

(2) The number of shares beneficially owned by Mr. Rozensweig include those held by his spouse, Gaya Rozensweig, and also includes 1,237,774,315 shares held by CJ Lieberman which have been assigned to the Rozensweigs.

(3) Gal Levy was formerly a director of the Company from December 28, 2015 to April 20, 2016.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Certain stockholders and officers paid expenses of the Company and were reimbursed finds during the year. The net amount due to related parties was $794,076 and $725,067 December 31, 2017 and 2016, respectively. The related parties include Uri Tadelis and Chaim J. Lieberman.

During 2014, the Company entered into a convertible note payable with a third party for $21,474. The note is non-interest bearing and is convertible to common stock at $0.0001 per share (or the comparable rate following any share split or reverse split) on the conversion date. During 2015 the note holder Uri Tadelis, became the CEO and became a related party.

In 2018, one related party Chaim J. Lieberman, a former member of the Company’s Board of Directors, died and Uri Tadelis, our former Chief Executive Officer, resigned. The related party that resigned entered into settlement agreements with the Company on the amounts due them by the Company.

Item 14. Principal Accounting Fees and Services.

The following table shows the fees that were billed for the audit and other services provided by Accell Audit & Compliance, P.A. for the fiscal years ended December 31, 2017 and 2016, respectively.

	2017	2016

Audit Fees	$-	$15,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$-	$15,500

The following table shows the fees that were billed for the audit and other services provided by Daszkal Bolton LLP for the fiscal years ended December 31, 2017 and 2016, respectively.

	2017	2016

Audit Fees	$10,800	-
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$10,800	-

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

PART IV

Item 15. Exhibits.

(a)	1.	Financial Statements

		The financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements” on page F-1 and included on pages F-2 through F-11.

	2.	Financial Statement Schedules

		All schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits

The following exhibits are filed or “furnished” herewith:

Exhibit Number	Description of Exhibit

21.1	Subsidiaries of the Registrant.*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.*

101.INS* XBRL INSTANCE DOCUMENT

101.SCH* XBRL TAXONOMY EXTENSION SCHEMA

101.CAL* XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF* XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB* XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE* XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

World Health Energy Holdings, Inc.

Dated: July 23, 2019	By:	/s/ Giora Rozensweig
Giora Rozensweig, Interim Chief Executive Officer (Principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gaya Rozensweig	Director	July 23, 2019
Gaya Rozensweig

/s/ George Baumoehl	Director	July 23, 2019
George Baumoehl

