Form 10-Q
period 2018-03-31
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2019-07-25
CIK 943535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: March 31, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [  ] NO [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES [  ] NO [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [X]	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
N/A	N/A	N/A

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of July 25, 2019, 89,789,407,996 shares of the registrant’s common stock, par value $0.0007 per share, were outstanding.

WORLD HEALTH ENERGY HOLDINGS, INC

Form 10-Q

March 31, 2018

2

PART I - FINANCIAL INFORMATION

FINANCIAL STATEMENTS

WORLD HEALTH ENERGY HOLDINGS, INC.

Condensed Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
CURRENT ASSETS
Deposits	$3,000	$3,000
Receivable from third party	592	592

Total current assets	3,592	3,592

Total Assets	$25,066	$25,066

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$91,516	$88,298
Due related parties	794,076	794,076
Related party convertible note payable	21,474	21,474

Total current liabilities	907,066	903,848

Commitments and Contingencies (note 12)

DEFICIENCY IN STOCKHOLDERS’ EQUITY
Preferred stock, par $0.0007, 10,000,000 shares authorized, 2,500,000 shares issued and outstanding	1,750	1,750
Common stock, par $0.0007, 110,000,000,000 shares authorized, 89,789,407,996 shares issued and outstanding	62,852,585	62,852,585
Additional paid-in capital	(37,566,509)	(37,566,509)
Accumulated deficit	(26,191,300)	(26,188,082)

Total deficiency in stockholders’ equity	(903,474)	(900,256)

Total Liabilities and Deficiency in Stockholders’ Equity	$3,592	$3,592

The accompanying notes are an integral part of the consolidated financial statements

WORLD HEALTH ENERGY HOLDINGS, INC.

Condensed Consolidated Statements of Operations

Three months ended March 31,

(unaudited)

	2018	2017

OPERATING EXPENSES:
General and administrative expenses	$3,218	$4,791
Professional fees	-	500

Total expenses	3,218	5,291

Loss from operations	(3,218)	(5,291)

Net loss before income taxes	(3,218)	(5,291)
Income taxes	-	-

Net loss	$(3,218)	$(5,291)

Loss per weighted average common share	$0.00	$0.00

Number of weighted average common shares outstanding - Basic and Diluted	89,789,407,996	89,789,407,996

The accompanying notes are an integral part of the consolidated financial statements

WORLD HEALTH ENERGY HOLDINGS, INC.

Condensed Consolidated Statement of Changes in Deficiency in Stockholders’ Equity

For the three months ended March 31, 2017

(Unaudited)

	Preferred Stock Number of Shares	Preferred Stock Par Value	Common Stock Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Deficiency in Stockholders’ Equity

BALANCE, January 1, 2017	2,500,000	$1,750	89,789,407,996	$62,852,585	$(37,566,509)	$(25,849,083)	$(561,257)

Net loss	-	-	-	-	-	(5,291)	(5,291)

BALANCE, March 31, 2017	2,500,000	$1,750	89,789,407,996	$62,852,585	$(37,566,509)	$(25,854,374)	$(566,548)

WORLD HEALTH ENERGY HOLDINGS, INC.

Condensed Consolidated Statement of Changes in Deficiency in Stockholders’ Equity

For the three months ended March 31, 2018

(Unaudited)

	Preferred Stock Number of Shares	Preferred Stock Par Value	Common Stock Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Deficiency in Stockholders’ Equity

BALANCE, January 1, 2018	2,500,000	$1,750	89,789,407,996	$62,852,585	$(37,566,509)	$(26,188,082)	$(900,256)

Net loss	-	-	-	-	-	(3,218)	(3,218)

BALANCE, March 31, 2018	2,500,000	$1,750	89,789,407,996	$62,852,585	$(37,566,509)	$(26,191,300)	$(903,474)

The accompanying notes are an integral part of the consolidated financial statements

WORLD HEALTH ENERGY HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

Three months ended March 31,

(unaudited)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,218)	$(5,291)
Changes in operating assets and liabilities
Increase in accounts payable and accrued liabilities	3,218	-

Net cash used in operating activities	-	(5,291)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	-	5,291

Net cash provided by financing activities	-	5,291

Net change in cash	-	-

CASH, beginning of year	-	-

CASH, end of year	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$-	$-
Income tax paid in cash	$-	$-

The accompanying notes are an integral part of the consolidated financial statements

WORLD HEALTH ENERGY HOLDINGS, INC.

Notes to Unaudited Condensed Financial Statements

(1) NATURE OF OPERATIONS

World Health Energy Holdings, Inc., (“the Company,” “WHEN”), was formed on May 21, 1986, under the laws of the State of Delaware and is based in Boca Raton, Florida. The Company has invested in a variety of software programs that it strove to commercialize. It is currently seeking software in the cyber-security arena to commercialize.

(2) BASIS OF PRESENTATION AND USE OF ESTIMATES

a) Basis of Presentation

The comparative amounts presented in these consolidated financial statements are the historical results of World Health Energy Holdings, Inc., inclusive of its wholly owned subsidiaries World Health Energy, Inc. (“WHEH”) and FSC Solutions, Inc. (“FSC”). All intercompany balances and transactions have been eliminated in consolidation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America (“U.S.”) as promulgated by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In our opinion, the accompanying unaudited interim condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

b) Use of Estimates

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

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Cash and cash equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. We had no financial instruments that qualified as cash equivalents at March 31, 2018 and December 31, 2017.

b) Related Party Transactions

All transactions with related parties are in the normal course of operations and are measured at the exchange amount.

c) Financial instruments and Fair value measurements

ASC 825-10 “Financial Instruments”, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at continued each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments. ASC 825 also requires disclosures of the fair value of financial instruments. The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts payable and accrued liabilities approximates their fair values because of the short-term maturities of these instruments.

WORLD HEALTH ENERGY HOLDINGS, INC.

Notes to Unaudited Condensed Financial Statements

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

c) Financial instruments and Fair value measurements continued

FASB ASC 820 “Fair Value Measurement” clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. It also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

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

As of March 31, 2018, the tax years 2017, 2016 and 2015 for the Company remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.,

WORLD HEALTH ENERGY HOLDINGS, INC.

Notes to Unaudited Condensed Financial Statements

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

e) Net income (loss) per share

Basic loss per share excludes dilution and is computed by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless consideration of such dilutive potential shares would result in anti-dilution. There were no common stock equivalents at March 31, 2018 and December 31, 2017.

f) Recent accounting pronouncements, continued

In February 2016, the FASB issued ASU 2016-02, “Leases” which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company believes that the adoption of ASU 2016-02 will have no effect on the Company’s consolidated financial statements.

(4) LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company sustained a net loss of approximately $3,000 for the three months ended March 31, 2018 and has an accumulated deficit of approximately $900,000 and a negative working capital of approximately $900,000 at March 31, 2018. These conditions raise substantial doubt about our ability to continue as a going concern.

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

The independent auditors’ report on our consolidated financial statements for the year ended December 31, 2017 contained an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern.

WORLD HEALTH ENERGY HOLDINGS, INC.

Notes to Unaudited Condensed Financial Statements

(5) RECEIVABLE FROM THIRD PARTY

The Company advanced funds to a third party with no stated maturity or interest rate with a balance of $592 at March 31, 2018.

(6) DUE TO RELATED PARTIES

Certain stockholders and officers paid expenses of the Company and were reimbursed finds during the year. The net amount due to related parties was $794,076 and $794,076 at March 31, 2018 and December 31, 2017, respectively.

(7) RELATED PARTY CONVERTIBLE NOTE PAYABLE

During 2014, the Company entered into a convertible note payable with a third party for $21,474. The note is non-interest bearing and is convertible to common stock at $0.0001 per share (or the comparable rate following any share split or reverse split) on the conversion date. During 2015 the note holder became the CEO and became a related party.

(8) STOCKHOLDERS’ DEFICIT

At March 31, 2018 and December 31, 2017, the Company has 110,000,000,000 shares of par value $0.0007 common stock authorized and 89,789,407,996 shares issued and outstanding. At March 31, 2018 and December 31, 2017, the Company has 10,000,000 shares of par value $0.0007 preferred stock and 2,500,000 shares issued and outstanding.

(9) COMMITMENTS AND CONTINGENCIES

a) Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2018, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

(10) SUBSEQUENT EVENTS

a) Due to related parties

In 2018, one related party died and the other resigned. The related party that resigned and the estate of the deceased related party entered into settlement agreements with the Company on the amounts due them by the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This Quarterly Report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results.

We caution that these factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q.

Company Overview

World Health Energy Holdings, Inc.(“we” “us” “our” the “Company” or “WHEH” or “WHEN”) was incorporated on May 21, 1986 in the state of Delaware. WHEH is a diversified energy, health, and security technology company with corporate offices that are located in Boca Raton, Florida and Ramat Gan, Israel.

WHEH is a holding company which owns an algae-tech business and various software technology businesses. The company does not have revenues yet but is planning on launching its products in the near future. The Company is actively looking and needs to raise capital for its going concerns until it produces revenues. WHEH’s eventual plan is to spin-off its businesses into subsidiary public companies. However, there can be no assurance that the foregoing can occur as planned, or at all.

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

Comparison of Operating Results for the Quarter Ended March 31, 2018 to the Quarter Ended March 31, 2017

Revenues

Revenues for the three month periods ended March 31, 2018 and 2017 were $0.

Operating Expenses

Operating expenses for the three month period ended March 31, 2018 were $3,218 compared to $5,291 for the three month period ended March 31, 2017. The reason for the decrease is due to there being an decrease in the activities of the Company during the period, in particular relating to the consultancy and other professional fees.

We recorded a net operating loss for the three month period ended March 31, 2018 of $3,218 compared to $5,291 for the three month period ended March 31, 2017.

Net Income/Loss and Net Income/Loss Per Share

Our net loss and net loss per share was $3,218 and $0.00 for the three month period ended March 31, 2018, compared to a $5,291 and $0.00 per share for the three month period ended March 31, 2017.

Financial Condition, Liquidity and Capital Resources

At March 31, 2018, we had current and total assets of $3,592. We had current and total liabilities of $907,066, at March 31, 2018. The increase is primarily due to an increase in accounts payable.

At March 31, 201, we had a working capital deficiency of $903,474.

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

Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that we will continue as a going concern. We have stockholders deficit of $26,191,300, and a working capital deficiency of $903,474 at March 31, 2018, and net loss from operations of $3,592 for the three month period ended March 31, 2018. These conditions raise substantial doubt about our ability to continue as a going concern. The Condensed Consolidated Financial Statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Net loss per share The Company has adopted FASB ASC 260-10-50, Earnings Per Share, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at March 31, 2018 or December 31, 2017.

Fair value of financial instruments The carrying values of the Company’s liabilities approximate their fair values due to the short maturity of these instruments.

Off-Balance Sheet Arrangements We have not entered into any off-balance sheet arrangements during 2018 and do not anticipate entering into any off-balance sheet arrangements during the next 12 months.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Interim Chief Executive Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Interim Chief Executive Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based on that evaluation, our management, including our Interim Chief Executive Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2018.

We expect to be materially dependent upon third parties to provide us with accounting consulting services for the foreseeable future which we believe mitigates the impact of the material weaknesses discussed above. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP and establish an audit committee and implement internal controls and procedures, there are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Our management, including our Interim Chief Executive Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Changes in Internal Controls over Financial Reporting.

There have been no changes in our internal control over financial reporting during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us or our business.

ITEM 1A.	RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits

Exhibit Number	Description of Exhibit

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

* filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

World Health Energy Holdings, Inc.

Dated: July 25, 2019	By:	/s/ Giora Rozensweig
Giora Rozensweig, Interim Chief Executive Officer (Principal executive officer and principal financial and accounting officer)

