Form 10-Q
period 2018-06-30
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2019-07-25
CIK 943535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: June 30, 2018

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

WORLD HEALTH ENERGY HOLDINGS, INC.

Form 10-Q

June 30, 2018

2

PART I - FINANCIAL INFORMATION

FINANCIAL STATEMENTS

WORLD HEALTH ENERGY HOLDINGS, INC.

Condensed Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
CURRENT ASSETS
Deposits and prepaid expenses	$25,500	$3,000
Receivable from third party	592	592

Total current assets	26,092	3,592

Total Assets	$26,092	$3,592

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$80,509	$88,298
Due related parties	350,879	794,076
Short term note third party	37,787	-
Related party convertible note payable	21,474	21,474

Total current liabilities	490,649	903,848

Commitments and Contingencies (note 12)

DEFICIENCY IN STOCKHOLDERS’ EQUITY
Preferred stock, par $0.0007, 10,000,000 shares authorized, 2,500,000 shares issued and outstanding	1,750	1,750
Common stock, par $0.0007, 110,000,000,000 shares authorized, 89,789,407,996 shares issued and outstanding	62,852,585	62,852,585
Additional paid-in capital	(37,566,509)	(37,566,509)
Accumulated deficit	(25,752,383)	(26,188,082)

Total deficiency in stockholders’ equity	(464,557)	(900,256)

Total Liabilities and Deficiency in Stockholders’ Equity	$26,092	$3,592

The accompanying notes are an integral part of the consolidated financial statements

WORLD HEALTH ENERGY HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017

OPERATING EXPENSES:
General and administrative expenses	$4,280	$573	$7,498	$573
Professional fees	-	16,942	-	22,233

Total expenses	4,280	17,515	7,498	22,806

Loss from operations	(4,280)	(17,515)	(7,498)	(22,806)

Other income and expense
Gain on settlement of debt	(443,197)	-	(443,197)	-

Total other income and expense	(443,197)	-	(443,197)	-

Net loss before income taxes	438,917	(17,515)	435,699	(22,806)
Income taxes	-	-	-	-

Net loss	$438,917	$(17,515)	$435,699	$(22,806)

Loss per weighted average common share	$0.00	$0.00	$0.00	$0.00

Number of weighted average common shares outstanding - Basic and Diluted	89,789,407,996	89,789,407,996	89,789,407,996	89,789,407,996

The accompanying notes are an integral part of the consolidated financial statements

WORLD HEALTH ENERGY HOLDINGS, INC.

Condensed Consolidated Statement of Changes in Deficiency in Stockholders’ Equity

For the six months ended June 30, 2017

(Unaudited)

	Preferred Stock Number of Shares	Preferred Stock Par Value	Common Stock Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Deficiency in Stockholders’ Equity

BALANCE, January 1, 2017	2,500,000	$1,750	89,789,407,996	$62,852,585	$(37,566,509)	$(25,849,083)	$(561,257)

Net loss	-	-	-	-	-	(22,806)	(22,806)

BALANCE, June 30, 2017	2,500,000	$1,750	89,789,407,996	$62,852,585	$(37,566,509)	$(25,871,889)	$(584,063)

WORLD HEALTH ENERGY HOLDINGS, INC.

Condensed Consolidated Statement of Changes in Deficiency in Stockholders’ Equity

For the six months ended June 30, 2018

(Unaudited)

	Preferred Stock Number of Shares	Preferred Stock Par Value	Common Stock Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Deficiency in Stockholders’ Equity

BALANCE, January 1, 2018	2,500,000	$1,750	89,789,407,996	$62,852,585	$(37,566,509)	$(26,188,082)	$(900,256)

Net loss	-	-	-	-	-	435,699	435,699

BALANCE, June 30, 2018	2,500,000	$1,750	89,789,407,996	$62,852,585	$(37,566,509)	$(25,752,383)	$(464,557)

The accompanying notes are an integral part of the consolidated financial statements

WORLD HEALTH ENERGY HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

Six months ended June 30,

(unaudited)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$435,699	$(22,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of debt	(443,197)	-
Changes in operating assets and liabilities
Increase in prepaid expense	(7,500)	-
Increase in deposits	(14,999)
(Increase) decrease in accounts payable and accrued liabilities	(7,790)	1,333

Net cash used in operating activities	(37,787)	(21,473)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from third party short term loan	37,787	-
Proceeds from related party advances	-	21,473

Net cash provided by financing activities	37,787	21,473

Net change in cash	-	-

CASH, beginning of year	-	-

CASH, end of year	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$-	$-
Income tax paid in cash	$-	$-

The accompanying notes are an integral part of the consolidated financial statements

WORLD HEALTH ENERGY HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(1) NATURE OF OPERATIONS

World Health Energy Holdings, Inc., (“the Company,” “WHEN”), was formed on May 21, 1986, under the laws of the State of Delaware and is based in Boca Raton, Florida. The Company has invested in and abandoned a variety of software programs that it strove to commercialize. It is currently seeking software in the cyber-security arena to commercialize.

(2) BASIS OF PRESENTATION AND USE OF ESTIMATES

a) Basis of Presentation

The comparative amounts presented in these condensed consolidated financial statements are the historical results of World Health Energy Holdings, Inc., inclusive of its wholly owned subsidiaries World Health Energy, Inc. (“WHEH”) and FSC Solutions, Inc. (“FSC”). All intercompany balances and transactions have been eliminated in consolidation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America (“U.S.”) as promulgated by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In our opinion, the accompanying unaudited interim condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Cash and cash equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. We had no financial instruments that qualified as cash equivalents at June 30, 2018 and December 31, 2017.

b) Related Party Transactions

All transactions with related parties are in the normal course of operations and are measured at the exchange amount.

WORLD HEALTH ENERGY HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

WORLD HEALTH ENERGY HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

d) Income Taxes, continued

As of June 30, 2018, the tax years 2017, 2016 and 2015 for the Company remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.,

e) Net income (loss) per share

Basic loss per share excludes dilution and is computed by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless consideration of such dilutive potential shares would result in anti-dilution. There were no common stock equivalents at June 30, 2018 and December 31, 2017.

f) Recent accounting pronouncements

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

(4) LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company sustained a net income of approximately $436,000 for the six months ended June 30, 2018 and has an accumulated deficit of approximately $25.7 million and a negative working capital of approximately $464,000 at June 30, 2018. These conditions raise substantial doubt about our ability to continue as a going concern.

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

WORLD HEALTH ENERGY HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(5) RECEIVABLE FROM THIRD PARTY

The Company advanced funds to a third party with no stated maturity or interest rate with a balance of $592 at June 30, 2018.

(6) DUE TO RELATED PARTIES

Certain stockholders and officers paid expenses of the Company and were reimbursed finds during the year. On June 3, 2018, the estate of a deceased related party waived repayment of the $443,197 previously recorded as owed to the related party. The net amount due to related parties was $372,353 and $794,076 at June 30, 2018 and December 31, 2017, respectively.

(7) RELATED PARTY CONVERTIBLE NOTE PAYABLE

During 2014, the Company entered into a convertible note payable with a third party for $21,474. The note is non-interest bearing and is convertible to common stock at $0.0001 per share (or the comparable rate following any share split or reverse split) on the conversion date. During 2015 the note holder became the CEO and became a related party.

(8) SHORT TERM LOAN FROM THIRD PARTY

During the second quarter 2018 the Company received a short-term loan from a third party that carries no stated interest nor maturity date. At June 30, 2018 the outstanding balance was $37,787.

(9) DEFICIENCY IN STOCKHOLDERS’ EQUITY

At June 30, 2018 and December 31, 2017, the Company has 110,000,000,000 shares of par value $0.0007 common stock authorized and 89,789,407,996 shares issued and outstanding. At June 30, 2018 and December 31, 2017, the Company has 10,000,000 shares of par value $0.0007 preferred stock and 2,500,000 shares issued and outstanding.

(10) COMMITMENTS AND CONTINGENCIES

a) Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2017, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

(11) SUBSEQUENT EVENTS

a) Due to related parties

In 2018, one related party resigned. The related party that resigned entered into a settlement agreement with the Company on the amounts due them by the Company.

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

Comparison of Operating Results for the Three and Six Months Ended June 30, 2018 to the Three and Six Months Ended June 30, 2017

Revenues

Revenues for the three and six month periods ended June 30, 2018 and 2017 were $0.

Operating Expenses

Operating expenses for the three and six month periods ended June 30, 2018 were $4,280 and $7,498 compared to $17,515 and $22,806 for the three and six month periods ended June 30, 2017.The reason for the decrease is due to there being a decrease in the activities of the Company during the period, in particular relating to the consultancy and other professional fees.

We recorded a net operating loss for the three and six month periods ended June 30, 2018 of $4,280 and $7,498 compared to $17,515 and $22,806 for the three and six month periods ended June 30, 2017.

Net Income/Loss and Net Income/Loss Per Share

Our net income(loss) and net income(loss) per share was $438,917 and $0.00 and $435,699 and $0.00 for the three and six month periods ended June 30, 2018, respectively, compared to $(17,515) and $0.00 and $(22,806) and $0.00 for the three and six month periods ended June 30, 2017, respectively.

Financial Condition, Liquidity and Capital Resources

At June 30, 2018, we had current and total assets of $26,092. We had current and total liabilities of $460,649 at June 30, 2018. The decrease is primarily due to the waiver of related party debt by the estate of our related party that died in February 2018.

At June 30, 2018, we had a working capital deficiency of $464,557.

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

Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that we will continue as a going concern. We have stockholders deficit of $25,752,383, and a working capital deficiency of $464,557 at June 30, 2018, and net income of $435,699 for the six month period ended June 30, 2018. These conditions raise substantial doubt about our ability to continue as a going concern. The Condensed Consolidated Financial Statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Net loss per share The Company has adopted FASBASC260-10-50, Earnings Per Share, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at June 30, 2018 or December 31, 2017.

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

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Interim Chief Executive Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Interim Chief Executive Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based on that evaluation, our management, including our Interim Chief Executive Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2018.

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

