Form 10-Q
period 2018-09-30
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2019-07-26
CIK 943535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: September 30, 2018

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of July 26, 2019, 89,789,407,996 shares of the registrant’s common stock, par value $0.0007 per share, were outstanding.

WORLD HEALTH ENERGY HOLDINGS, INC.

Form 10-Q

September 30, 2018

2

PART I - FINANCIAL INFORMATION

FINANCIAL STATEMENTS

WORLD HEALTH ENERGY HOLDINGS, INC.

Condensed Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
CURRENT ASSETS
Deposits and prepaid expenses	$8,000	$3,000
Receivable from third party	592	592

Total current assets	8,592	3,592

Total Assets	$8,592	$3,592

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$93,392	$88,298
Due related parties	350,879	794,076
Short term note third party	44,746	-
Related party convertible note payable	21,474	21,474

Total current liabilities	510,491	903,848

Commitments and Contingencies (note 12)

DEFICIENCY IN STOCKHOLDERS’ EQUITY
Preferred stock, par $0.0007, 10,000,000 shares authorized, 2,500,000 shares issued and outstanding	1,750	1,750
Common stock, par $0.0007, 110,000,000,000 shares authorized, 89,789,407,996 shares issued and outstanding	62,852,585	62,852,585
Additional paid-in capital	(37,566,509)	(37,566,509)
Accumulated deficit	(25,789,725)	(26,188,082)

Total deficiency in stockholders’ equity	(501,899)	(900,256)

Total Liabilities and Deficiency in Stockholders’ Equity	$8,592	$3,592

The accompanying notes are an integral part of the condensed consolidated financial statements

WORLD HEALTH ENERGY HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
OPERATING EXPENSES:
General and administrative expenses	$25,889	$11,152	$33,387	$17,361
Professional fees	11,453	10,863	11,453	27,460

Total expenses	37,342	22,015	44,840	44,821

Loss from operations	(37,342)	(22,015)	(44,840)	(44,821)

Other income and expense
Gain on debt settlement	-	-	(443,197)	-

Total other income and expense	-	-	(443,197)	-

Net (loss) income before income taxes	(37,342)	(22,015)	398,357	(44,821)
Income taxes	-	-	-	-

Net (loss) income	$(37,342)	$(22,015)	$398,357	$(44,821)

(Loss) income per weighted average common share	$0.00	$0.00	$0.00	$0.00

Number of weighted average common shares outstanding - Basic and Diluted	89,789,407,996	89,789,407,996	89,789,407,996	89,789,407,996

The accompanying notes are an integral part of the condensed consolidated financial statements

WORLD HEALTH ENERGY HOLDINGS, INC.

Condensed Consolidated Statement of Changes in Deficiency in Stockholders’ Equity

For the nine months ended September 30, 2017

(Unaudited)

	Preferred Stock Number of Shares	Preferred Stock Par Value	Common Stock Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Deficiency in Stockholders’ Equity

BALANCE, January 1, 2017	2,500,000	$1,750	89,789,407,996	$62,852,585	$(37,566,509)	$(25,849,083)	$(561,257)

Net loss	-	-	-	-	-	(44,821)	(44,821)

BALANCE, September 30, 2017	2,500,000	$1,750	89,789,407,996	$62,852,585	$(37,566,509)	$(25,893,904)	$(606,078)

WORLD HEALTH ENERGY HOLDINGS, INC.

Condensed Consolidated Statement of Changes in Deficiency in Stockholders’ Equity

For the nine months ended September 30, 2018

(Unaudited)

	Preferred Stock Number of Shares	Preferred Stock Par Value	Common Stock Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Deficiency in Stockholders’ Equity

BALANCE, January 1, 2018	2,500,000	$1,750	89,789,407,996	$62,852,585	$(37,566,509)	$(26,188,082)	$(900,256)

Net income	-	-	-	-	-	398,357	398,357

BALANCE, September 30, 2018	2,500,000	$1,750	89,789,407,996	$62,852,585	$(37,566,509)	$(25,789,725)	$(501,899)

The accompanying notes are an integral part of the condensed consolidated financial statements

WORLD HEALTH ENERGY HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

Nine months ended September 30,

(unaudited)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$398,357	$(44,821)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on debt settlement	(443,197)	-
Changes in operating assets and liabilities
Increase in deposits	(5,000)
Increase (decrease) in accounts payable and accrued liabilities	5,093	(10,933)

Net cash used in operating activities	(44,747)	(55,754)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from third party short term loan	38,084	-
Repayments of related party advances	6,663	-
Proceeds from related party advances	-	55,754

Net cash provided by financing activities	44,747	55,754

Net change in cash	-	-

CASH, beginning of year	-	-

CASH, end of year	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$-	$-
Income tax paid in cash	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements

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

(2) BASIS OF PRESENTATION AND USE OF ESTIMATES

a) Basis of Presentation

The comparative amounts presented in these consolidated financial statements are the historical results of World Health Energy Holdings, Inc., inclusive of its wholly owned subsidiaries World Health Energy, Inc. (“WHEH”) and FSC Solutions, Inc. (“FSC”). All intercompany balances and transactions have been eliminated in consolidation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America (“U.S.”) as promulgated by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In our opinion, the accompanying unaudited interim condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Cash and cash equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. We had no financial instruments that qualified as cash equivalents at September 30, 2018 and December 31, 2017.

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

WORLD HEALTH ENERGY HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

d) Income Taxes, continued

As of September 30, 2018, the tax years 2017, 2016 and 2015 for the Company remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

e) Net income (loss) per share

Basic net income (loss) per share excludes dilution and is computed by dividing the net income (loss) attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted net income (loss) per share is computed by dividing the net income (loss) available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless consideration of such dilutive potential shares would result in anti-dilution. There were no common stock equivalents at September 30, 2018 and December 31, 2017.

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

(4) LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has an accumulated deficit of approximately $25,790,000 and a negative working capital of approximately $502,000 at September 30, 2018. These conditions raise substantial doubt about our ability to continue as a going concern.

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

WORLD HEALTH ENERGY HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(5) RECEIVABLE FROM THIRD PARTY

The Company advanced funds to a third party with no stated maturity or interest rate with a balance of $592 at September 30, 2018.

(6) DUE TO RELATED PARTIES

Certain stockholders and officers paid expenses of the Company and were reimbursed funds during the year. On June 3, 2018, the estate of a deceased related party waived repayment of the $443,197 previously recorded as owed to the related party. The net amount due to related parties was $372,353 and $794,076 at September 30, 2018 and December 31, 2017, respectively.

(7) RELATED PARTY CONVERTIBLE NOTE PAYABLE

During 2014, the Company entered into a convertible note payable with a third party for $21,474. The note is non-interest bearing and is convertible to common stock at $0.0001 per share (or the comparable rate following any share split or reverse split) on the conversion date. During 2015 the note holder became the CEO and became a related party.

(8) SHORT TERM LOAN FROM THIRD PARTY

During the second quarter 2018 the Company received a short term loan from a third party that carries no stated interest nor maturity date. At September 30, 2018 the outstanding balance was $44,746.

(9) STOCKHOLDERS’ DEFICIT

At September 30, 2018 and December 31, 2017, the Company has 110,000,000,000 shares of par value $0.0007 common stock authorized and 89,789,407,996 shares issued and outstanding. At September 30, 2018 and December 31, 2017, the Company has 10,000,000 shares of par value $0.0007 preferred stock and 2,500,000 shares issued and outstanding.

(10) COMMITMENTS AND CONTINGENCIES

a) Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2017, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

Management has not been satisfied with the results of its operations in the field of our current endeavors. Due to limited capital resources, it has not been able to properly promote or advertise its products. Moreover, even with increased brand awareness, competition in the field remains intense. As a result the Company is pursuing other business opportunities. The Company previously acquired all of the issued and outstanding shares of common stock of our wholly owned subsidiary, World Health Energy, Inc. (“World Health”) in January 2007. Assuming the Company can raise sufficient finances, the Company will focus its attention on the operations on World Health. In the interim, it will continue with its current operations.

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

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2018 to the Three and Nine Months Ended September 30, 2017

Revenues

Revenues for the three and nine month periods ended September 30, 2018 and 2017 were $0.

Operating Expenses

Operating expenses for the three and nine month periods ended September 30, 2018 were $37,342 and $44,840 compared to $22,015 and $44,821for the three and nine month periods ended September 30, 2017.The reason for the decrease is due to there being a decrease in the activities of the Company during the period, in particular relating to the consulting and other professional fees involved in the development of software in the corresponding period in the previous year.

We recorded a net operating loss for the three and nine month periods ended September 30, 2018 of $37,342 and $44,840 compared to $22,015 and $44,821 for the three and nine month periods ended September 30, 2017.

We recorded net income(loss) of $398,357 and $(37,342) for the nine and three months ended September 30, 2018, compared to net loss of $(44,821) and $(22,015) for the nine and three months ended September 30, 2017. We recorded a debt settlement gain of $443,197 in the second quarter of 2018.

Financial Condition, Liquidity and Capital Resources

At September 30, 2018, we had current and total assets of $8,592. We had current and total liabilities of $510,491 at September 30, 2018.

At September 30, 2018, we had a working capital deficiency of $501,899.

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

Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that we will continue as a going concern. We have stockholders’ deficit of $25,789,725, and a working capital deficiency of $501,899 at September 30, 2018, and net loss from operations of $44,840 for the nine month period ended September 30, 2018. These conditions raise substantial doubt about our ability to continue as a going concern. The Condensed Consolidated Financial Statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Net loss per share The Company has adopted FASBASC260-10-50, Earnings Per Share, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at September 30, 2018 or December 31, 2017.

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

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Interim Chief Executive Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Interim Chief Executive Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, our management, including our Interim Chief Executive Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2018.

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

World Health Energy Holdings, Inc.

Dated: July 26, 2019	By:	/s/ Giora Rozensweig
Giora Rozensweig, Interim Chief Executive Officer (Principal executive officer and principal financial and accounting officer)

