Form 10-K
period 2018-12-31
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2019-07-26
CIK 943535

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2018

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

Employees

At December 31, 2018, we had no full-time or part-time employees.

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

At December 31, 2018, we had a working capital deficiency  of $360,564. We will require significant cash in order to implement any acquisitions. No assurances can be given that the Company will be able to obtain the necessary funding during this time to make any acquisitions. The inability to raise additional funds will have a material adverse effect on the Company’s business, plan of operation and prospects. Acquisitions may be made with cash or our securities or a combination of cash and securities. To the extent that we require cash, we may have to borrow the funds or sell equity securities. The issuance of equity, if available, would result in dilution to our stockholders. We have no commitments from any financing source and we may not be able to raise any cash necessary to complete an acquisition. If we fail to make any acquisitions, our future growth may be limited. If we make any acquisitions, they may disrupt or have a negative impact on our business.

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

Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of corporate law also may be deemed to have certain anti-takeover effects, which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation’s disinterested stockholders. In addition, our articles of incorporation authorize the issuance of up to 10,000,000 shares of preferred stock, of which 2,500,0000 shares are issued and outstanding as of July 26, 2019 with such rights and preferences as may be determined from time to time by our board of directors. Preferred stock shareholders are entitled to 150 votes for each share held while common stock shareholders are entitled to one vote for each share held. Our board of directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock. As a result, our board of directors can issue such stock to investors who support our management and give effective control of our business to our management.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Prior to May of 2018, the Company’s executive offices were at 3000 Island Blvd. #402, Aventura, FL 33160. Since May 8, 2018, the Company’s executive offices were, and continue to be at 1825 NW Corporate Blvd., Suite 110, Boca Raton, FL 3343. The Company pays $99 per month to lease this office space. We also currently have corporate offices located in Moshe Aviv Tower, 7 Jabotinsky Street, Ramat Gan, Israel. The cost to use this office space is paid for by RNA Technology Ltd., of which Giora Rozensweig, our Interim Chief Executive Officer and Gaya Rozensweig, a member of our board of directors, are officers and directors. We believe that the current arrangement is adequate to meet our current needs and anticipate moving our offices during the next twelve (12) months if we are able to execute our business plans.

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

The following table reflects the high and low closing sales information for our Common Stock for each fiscal quarter during the fiscal years ended December 31, 2017 and December 31, 2018. This information was obtained from OTC Markets and reflects inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
Fiscal Year 2017
March 31, 2017	$0.0005	$0.0001
June 30, 2017	$0.0004	$0.0001
September 30, 2017	$0.0011	$0.0002
December 31, 2017	$0.0006	$0.0002

Fiscal Year 2018
March 31, 2018	$0.0004	$0.0002
June 30, 2018	$0.0004	$0.0001
September 30, 2018	$0.0004	$0.0001
December 31, 2018	$0.0001	$0.0001

On October 28, 2011, the National Securities Clearing Corporation exited positions in WHEN common stock from the Continuous Net Settlement System. This prior “chill” on the common stock may hamper trading liquidity in WHEN. The “chill” was subsequently removed and as of July 2015, the Company confirmed that there were no chills on its common stock at such time.

Security Holders

As of December 31, 2018, there were approximately 370 record holders , an unknown number of additional holders whose stock is held in “street name” and 89,789,407,996 shares of common stock issued and outstanding.

Authorized Capital Stock

We are authorized to issue 110,000,000,000 shares of Common Stock, par value $0.0007, and 10,000,000 shares of preferred stock, par value $0.0007. As of December 31, 2018, there were 89,789,407,996 shares of Common Stock issued and outstanding, and 2,500,000 shares of preferred stock issued and outstanding.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Revenues

Revenues for the years ended December 31, 2018 and 2017 were $0. Given our efforts to identify an operating business, we are unable to predict when and if we will generate revenues.

Operating Expenses

Operating expenses for the year ended December 31, 2018 were $65,593 compared to $67,676 for the year ended December 31, 2017. The reason for the decrease is due to there being an increase in the activities of the Company and, therefore, more need for consultancy and other professional fees, but these expenses being slightly less in amount.

We recorded a net operating loss for 2018 of $65,593, compared to $67,676 for 2017.

Net Income/Loss and Net Income/Loss Per Share

Our net income and net income per share was $539,692 and $0.00 for the year ended December 31, 2018, compared to net loss and net loss per share of $67,676 and $0.00 per share for the year ended December 31, 2017.

Financial Condition, Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. At December 31, 2018, and 2017, we had current assets of $23,000 and $3,592, respectively, and total assets of $23,000 and $3,592 respectively. The increase in total assets is due to an increase in prepaid professional fees. We had current and total liabilities of $384,156 as compared to $903,848 as of December 31, 2018 and 2017, respectively. The decrease is primarily due to related party advances being settled for a lower amount that previously recorded.

At December 31, 2018, we had a working capital deficiency of $361,156 as compared with a working capital deficiency of $900,256 at December 31, 2017.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders’ deficit and a working capital deficiency of $361,156 at December 31, 2018. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Net loss per share The Company has adopted FASB ASC260-10-50, Earnings Per Share, which provides for the calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at December 31, 2018 and 2017.

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

Item 8. Financial Statements and Supplementary Data.

The Company’s consolidated financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1. The Company’s consolidated balance sheet as of December 31, 2018 and December 31, 2017, and the related consolidated statements of operations, changes of deficiency in stockholders’ equity and cash flows for the year then ended have been audited by Daszkal Bolton LLP, which is an independent registered public accounting firm, engaged by the Company since July 19, 2017. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K. The financial statements have been prepared assuming the Company will continue as a going concern.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

World Health Energy Holdings, Inc.

Boca Raton, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of World Health Energy Holdings, Inc. (the “Company”) at December 31, 2018 and 2017, and the related consolidated statements of operations, changes in deficiency in stockholders’ equity, and cash flows for the years ended December 31, 2018 and 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for the years ended December 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 4 to the financial statements, the Company has a deficiency of approximately $0.4 million in stockholders’ equity and working capital at December 31, 2018, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

Fort Lauderdale, Florida
July 23, 2019

WORLD HEALTH ENERGY HOLDINGS, INC.

Consolidated Balance Sheets

December 31,

	2018	2017
ASSETS
CURRENT ASSETS
Deposits and prepaid expenses	$23,000	$3,000
Receivable from third party	-	592

Total current assets	23,000	3,592

Total Assets	$23,000	$25,066

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$117,548	$88,298
Due related parties	266,608	794,076
Related party convertible note payable	-	21,474

Total current liabilities	384,156	903,848

Commitments and Contingencies (note 12)

DEFICIENCY IN STOCKHOLDERS’ EQUITY
Preferred stock, par $0.0007, 10,000,000 shares authorized, 2,500,000 shares issued and outstanding	1,750	1,750
Common stock, par $0.0007, 110,000,000,000 shares authorized, 89,789,407,996 shares issued and outstanding at December 31, 2018 and 2017	62,852,585	62,852,585
Additional paid-in capital	(37,566,509)	(37,566,509)
Accumulated deficit	(25,648,982)	(26,188,082)

Total deficiency in stockholders’ equity	(361,156)	(900,256)

Total Liabilities and Deficiency in Stockholders’ Equity	$23,000	$3,592

The accompanying notes are an integral part of the consolidated financial statements

WORLD HEALTH ENERGY HOLDINGS, INC.

Consolidated Statements of Operations

Year ended December 31,

	2018	2017

General and administrative expenses	$45,350	$36,083
Professional fees	20,243	31,593

Total expenses	65,593	67,676

Loss from operations	(65,593)	(67,676)

Other income and expense
Gain on settlement of related party debt	604,693	-

Total other income and expense	604,693	-

Net income (loss) before income taxes	539,100	(67,676)
Income taxes	-	-

Net income (loss)	$539,100	$(67,676)

Income (loss) per weighted average common share	$0.00	$0.00

Number of weighted average common shares outstanding - Basic and Diluted	89,789,407,996	89,789,407,996

The accompanying notes are an integral part of the consolidated financial statements

WORLD HEALTH ENERGY HOLDINGS, INC.

Consolidated Statement of Changes in Deficiency in Stockholders’ Equity

	Preferred Stock Number of Shares	Preferred Stock Par Value	Common Stock Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Deficiency in Stockholders' Equity

BALANCE, January 1, 2017	2,500,000	$1,750	89,789,407,996	$62,852,585	$(37,566,509)	$(26,120,406)	$(832,580)
							0
Net loss	-	-	-	-	-	(67,676)	(67,676)

BALANCE, December 31, 2017	2,500,000	1,750	89,789,407,996	62,852,585	(37,566,509)	(26,188,082)	(900,256)

Net income	-	-	-	-	-	539,100	539,692

BALANCE, December 31, 2018	2,500,000	$1,750	89,789,407,996	$62,852,585	$(37,566,509)	$(25,648,982)	$(360,564)

The accompanying notes are an integral part of the consolidated financial statements

WORLD HEALTH ENERGY HOLDINGS, INC.

Consolidated Statements of Cash Flows

Year ended December 31,

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$539,100	$(67,676)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on settlement of related party debt	(604,693)	-
Amortization of prepaid expense	-	3,000
Changes in operating assets and liabilities
Increase in prepaid expense and deposits	(20,000)	(3,000)
Decrease (increase) in receivable from third party	592	(592)
Increase (decrease) in accounts payable and accrued liabilities	29,250	(741)

Net cash used in operating activities	(55,751)	(69,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of related party advances	-	(17,141)
Proceeds from related party advances	55,751	86,150

Net cash provided by financing activities	55,751	69,009

Net change in cash	-	-

CASH, beginning of year	-	-

CASH, end of year	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$-	$-
Income tax paid in cash	$-	$-

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

(2) BASIS OF PRESENTATION AND USE OF ESTIMATES

a) Basis of Presentation

The comparative amounts presented in these consolidated financial statements are the historical results of World Health Energy Holdings, Inc., inclusive of its wholly owned subsidiaries World Health Energy, Inc. (“WHEH”) and FSC Solutions, Inc. (“FSC”). All intercompany balances and transactions have been eliminated in consolidation.

b) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying consolidated financial statements involved the valuation of construction in progress, depreciable life of the floating vessel, valuation of long-lived assets, debt discounts, valuation of common stock issued as compensation and valuation allowance of deferred income tax assets.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Cash and cash equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. We had no financial instruments that qualified as cash equivalents at December 31, 2018 or 2017.

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

As of December 31, 2018, the tax years 2017, 2016 and 2015 for the Company remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.,

WORLD HEALTH ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

e) Net income (loss) per share

Basic net income (loss) per share excludes dilution and is computed by dividing the income (loss) attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted income (loss) per share is computed by dividing the income (loss) available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless consideration of such dilutive potential shares would result in anti-dilution. There were no common stock equivalents for the years ended December 31, 2018 or 2017.

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

(4) LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has an accumulated deficit of approximately $25,648,000 and a negative working capital of approximately $361,000 at December 31, 2018. These conditions raise substantial doubt about our ability to continue as a going concern.

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

The independent auditors’ report on our consolidated financial statements for the years ended December 31, 2018 contained an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern.

(5) RECEIVABLE FROM THIRD PARTY

The Company advanced funds to a third party with no stated maturity or interest rate with a balance of $592 at December 31, 2017. The advance was written off to expense in 2018.

WORLD HEALTH ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(6) DUE TO RELATED PARTIES

Certain stockholders and officers paid expenses of the Company and were reimbursed funds during the year. The net amount due to related parties was $266,608 and $794,076 December 31, 2018 and 2017, respectively.

(7) RELATED PARTY CONVERTIBLE NOTE PAYABLE

During 2014, the Company entered into a convertible note payable with a third party for $21,474. The note is non-interest bearing and is convertible to common stock at $0.0001 per share (or the comparable rate following any share split or reverse split) on the conversion date. During 2015 the note holder became the CEO and became a related party. In 2018 this note was cancelled as a result of the debt settlement with the related party, resulting in the recognition of a gain of approximately $605,000.

(8) STOCKHOLDERS’ DEFICIT

At December 31, 2018 and 2017, the Company has 110,000,000,000 shares of par value $0.0007 common stock authorized and 89,789,407,996 shares issued and outstanding. At December 31, 2018 and 2017, the Company has 10,000,000 shares of par value $0.0007 preferred stock and 2,500,000 shares issued and outstanding.

(9) - INCOME TAXES

The Company’s effective income tax expense (benefit) differs from the “expected” tax expense for Federal income tax purposes, (computed by applying the United States Federal tax rate of 34% to loss before taxes) as follows:

	2018	2017

Tax expense(benefit) on net income (loss) before income tax	$89,886	$(10,197)
Effect of state taxes (net of federal benefit)	24,988	(2,835)
(Decrease) increase in valuation allowance	(114,874)	13,032

Income tax provision	$-	$-

The Company recognizes deferred tax assets and liabilities for the tax effects of differences between the financial statements and tax basis of assets and liabilities.

The components of net deferred tax assets and liabilities that have been presented in the Company’s financial statements are as follows at December 31, 2018:

	2018	2017
Deferred income tax assets:
Net operating loss carryforward	$8,842,730	$9,382,422
Total deferred tax assets	8,842,730	9,382,422

Valuation allowance	(8,842,730)	(9,382,422)

Net deferred taxes	$-	$-

WORLD HEALTH ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(9) - INCOME TAXES, continued

The Company records a valuation allowance to reduce deferred tax assets, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the need for a valuation allowance, an assessment of all available evidence both positive and negative was required. The Company recorded a valuation allowance of $13,032 in 2017 and a reduction of $114,874 in 2018.

We have recorded a 100% valuation allowance related to the deferred tax asset for the loss from operations. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which temporary differences become deductible.

In accordance with the provisions of ASC 740: Income Taxes, we record a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. At December 31, 2018 and 2017, we have no liabilities for uncertain tax positions. We continually evaluate expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

(10) COMMITMENTS AND CONTINGENCIES

a) Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2018, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Management of the Company, with the participation of the Interim Chief Executive Officer and Directors, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) pursuant to Rule 13a-15 under the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management, including the Interim Chief Executive Officer and the Company’s Board of Directors, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Interim Chief Executive Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2018 for the reasons discussed below.

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

We conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2018 for the reasons discussed below:

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

Changes in Internal Controls over Financial Reporting

On October 9, 2018, Uri Tadelis resigned from his position as the Chief Executive Officer of the Company, and on the same date the Board of Directors of the Company appointed Giora Rozensweig to serve as the Company’s Interim Chief Executive Officer effective immediately.

Other than the foregoing, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have not filed the required reports in a timely manner during the fiscal year ended December 31, 2018.

Item 11. Executive Compensation.

The following table sets forth certain compensation information for: (i) our principal executive officer or other individual serving in a similar capacity during our fiscal year ended December 31, 2018, (ii) our two most highly compensated executive officers other than our principal executive officers who were serving as executive officers at December 31, 2018 whose compensation exceed $100,000 and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2018. Compensation information is shown for the fiscal years ended December 31, 2018 and 2017:

2018 AND 2017 SUMMARY COMPENSATION TABLE

	2018 SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Uri Tadelis,	2017	$0	$0	$0	$0	$0	$0	$0	$0
Former CEO and CFO(1)	2018	$0	$0	$0	$0	$0	$0	$0	$0

(1) On October 9, 2018, Uri Tadelis, our former Chief Executive officer and director, resigned from all of his positions with the Company and the advances and note payable due him were cancelled as a result of the debt settlement in which the Company agreed to pay him $26,856.70, resulting in the recognition of a gain of approximately $135,000.

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

Stock Option and Stock Appreciation Rights.

We do not currently have a Stock Option or Stock Appreciation Rights Plan. No stock options or stock appreciation rights were awarded during the fiscal year ended December 31, 2018, or the period ending on the date of this Report.

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

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2018

There were no outstanding equity awards at December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to us, as of July 26, 2019, relating to the beneficial ownership of shares of common stock by:

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

Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Giora Rozensweig, Interim Chief Executive (2)	28,621,107,648	31.88%
George Baumoehl, Director	17,683,333,334	19.69%
Gaya Rozensweig, Director(2)	28,621,107,648	31.88%
Total Held by Officers and Directors of Each Class (2 persons):	46,304,440,982	51.57%

Five Percent Shareholders
Eli Gal Levy(3)	19,033,333,333	21.16%

(1) Includes, where applicable, shares of common stock issuable upon the exercise of warrants and conversion of debt held by such person that may be exercised within 60 days after July 26, 2019. Unless otherwise indicated, we believe that all persons named in the table above have sole voting power and/or investment power with respect to all shares of common stock beneficially, warrants and convertible debt owned by them. Based on 89,789,407,996 shares of the Company’s common stock issued and outstanding on July 26, 2019.

(2) The number of shares beneficially owned by Mr. Rozensweig include those held by his spouse, Gaya Rozensweig, and also includes 1,237,774,315 shares held by CJ Lieberman which have been assigned to the Rozensweigs.

(3) Gal Levy was formerly a director of the Company from December 28, 2015 to April 20, 2016.

Item 13. Certain Relationships and Related Transactions and Director Independence.

During 2014, the Company entered into a convertible note payable with a third party for $21,474. The note is non-interest bearing and is convertible to common stock at $0.0001 per share (or the comparable rate following any share split or reverse split) on the conversion date. During 2015 the note holder became the CEO and became a related party. In 2018 this note was cancelled as a result of the debt settlement with the related party.

In 2018, one related party Chaim J. Lieberman, a former member of the Company’s Board of Directors, died and Uri Tadelis, our former Chief Executive Officer, resigned. The former related party that resigned, Uri Tadelis, and the estate of the former related party that died, Chaim Lieberman, entered into settlement agreements with the Company on the amounts due them by the Company, resulting in the recognition of a gain of approximately $605,000 for both settlement agreements combined.

Item 14. Principal Accounting Fees and Services.

The following table shows the fees that were billed for the audit and other services provided by Daszkal Bolton LLP for the fiscal years ended December 31, 2017 and 2018, respectively.

	2017	2018

Audit Fees	$10,800	$15,000-
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$10,800	$15,000

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

Signature	Title	Date

/s/ Gaya Rozensweig	Director	July 26, 2019
Gaya Rozensweig

/s/ George Baumoehl	Director	July 26, 2019
George Baumoehl

