Form 10-Q
period 2019-03-31
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2019-07-26
CIK 943535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: March 31, 2019

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

WORLD HEALTH ENERGY HOLDINGS, INC.

Form 10-Q

March 31, 2019

2

PART I - FINANCIAL INFORMATION

FINANCIAL STATEMENTS

3

WORLD HEALTH ENERGY HOLDINGS, INC.

Condensed Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
CURRENT ASSETS
Deposits and prepaid expenses	$24,381	$23,000

Total current assets	24,381	23,000

Total Assets	$24,381	$23,000

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$113,746	$117,548
Due related parties	276,905	266,608

Total current liabilities	390,651	384,156

Commitments and Contingencies (note 12)

DEFICIENCY IN STOCKHOLDERS’ 'EQUITY
Preferred stock, par $0.0007, 10,000,000 shares authorized, 2,500,000 shares issued and outstanding	1,750	1,750
Common stock, par $0.0007, 110,000,000,000 shares authorized, 89,789,407,996 shares issued and outstanding	62,852,585	62,852,585
Additional paid-in capital	(37,566,509)	(37,566,509)
Accumulated deficit	(25,654,096)	(25,648,982)

Total deficiency in stockholders’ equity	(366,270)	(361,156)

Total Liabilities and Deficiency in Stockholders’ Equity	$24,381	$23,000

The accompanying notes are an integral part of the condensed consolidated financial statements

WORLD HEALTH ENERGY HOLDINGS, INC.

Condensed Consolidated Statements of Operations

Three months ended March 31,

(unaudited)

	2019	2018

OPERATING EXPENSES:
General and administrative expenses	$3,719	$3,218
Professional fees	1,395	-

Total expenses	5,114	3,218

Net loss before income taxes	(5,114)	(3,218)
Income taxes	-	-

Net loss	$(5,114)	$(3,218)

Loss per weighted average common share	$0.00	$0.00

Number of weighted average common shares outstanding - Basic and Diluted	89,789,407,996	89,789,407,996

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

WORLD HEALTH ENERGY HOLDINGS, INC.

Condensed Consolidated Statement of Changes in Deficiency in Stockholders’ Equity

For the three months ended March 31, 2019

(Unaudited)

	Preferred Stock Number of Shares	Preferred Stock Par Value	Common Stock Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Deficiency in Stockholders’ Equity

BALANCE, January 1, 2019	2,500,000	$1,750	89,789,407,996	$62,852,585	$(37,566,509)	$(25,648,982)	$(361,156)

Net loss	-	-	-	-	-	(5,114)	(5,114)

BALANCE, March 31, 2019	2,500,000	$1,750	89,789,407,996	$62,852,585	$(37,566,509)	$(25,654,096)	$(366,270)

The accompanying notes are an integral part of the condensed consolidated financial statements

WORLD HEALTH ENERGY HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

Three months ended March 31,

(unaudited)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,114)	$(3,218)
Changes in operating assets and liabilities
(Increase) in prepaid expense and deposits	(1,381)	-
(Decrease) increase in accounts payable and accrued liabilities	(3,802)	3,218

Net cash used in operating activities	(10,297)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	10,297	-
Net cash provided by financing activities	10,297	-
Net change in cash	-	-

CASH, beginning of year	-	-
CASH, end of year	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$-	$-
Income tax paid in cash	$-	$-

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

The accompanying unaudited condensed interim financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America (“U.S.”) as promulgated by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In our opinion, the accompanying unaudited interim condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Cash and cash equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. We had no financial instruments that qualified as cash equivalents at March 31, 2019 and December 31, 2018.

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

WORLD HEALTH ENERGY HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

d) Income Taxes, continued

As of March 31, 2019, the tax years 2018, 2017 and 2016 for the Company remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.,

e) Net loss per share

Basic loss per share excludes dilution and is computed by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless consideration of such dilutive potential shares would result in anti-dilution. There were no common stock equivalents at March 31, 2019 and December 31, 2018.

j) Lease

In February 2016, the FASB issued ASU 2016-02, “Leases” which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The Company currently leases a virtual office on a month to month basis, therefore this ASU has no effect on our financial statements.

(4) LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company sustained a net loss of approximately $5,000 for the three months ended March 31, 2019 and has an accumulated deficit of approximately $25,654,000 and a negative working capital of approximately $366,000 at March 31, 2019. These conditions raise substantial doubt about our ability to continue as a going concern.

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

The independent auditors’ report on our consolidated financial statements for the year ended December 31, 2018 contained an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern.

WORLD HEALTH ENERGY HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(5) DUE TO RELATED PARTIES

Certain stockholders and officers paid expenses of the Company and were reimbursed funds during the year. The net amount due to related parties was $276,905 and $266,608 at March 31, 2019 and December 31, 2018, respectively.

(6) STOCKHOLDERS’ DEFICIT

At March 31, 2019 and December 31, 2018, the Company has 110,000,000,000 shares of par value $0.0007 common stock authorized and 89,789,407,996 shares issued and outstanding. At March 31, 2019 and December 31, 2018, the Company has 10,000,000 shares of par value $0.0007 preferred stock and 2,500,000 shares issued and outstanding.

(7) COMMITMENTS AND CONTINGENCIES

a) Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2019, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

Management has not been satisfied with the results of its operations in the field of our current endeavors. Due to limited capital resources, it has not been able to properly promote or advertise its products. Moreover, even with increased brand awareness, competition in the field remains intense. As a result, the Company is pursuing other business opportunities. The Company previously acquired all of the issued and outstanding shares of common stock of our wholly owned subsidiary World Health Energy Inc. (“World Health”) in January of 2007. Assuming the Company can raise sufficient finances, the Company will focus its attention on the operations on World Health. In the interim, it will continue with its current operations.

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

Comparison of Operating Results for the Quarter Ended March 31, 2019 to the Quarter Ended March 31, 2018

Revenues

Revenues for the three month periods ended March 31, 2019 and 2018 were $0.

Operating Expenses

Operating expenses for the three month period ended March 31, 2019 were $5,114 compared to $3,218 for the three month period ended March 31, 2018. The reason for the increase is due to there being an increase in the activities of the Company during the period, in particular relating to the consultancy and other professional fees.

We recorded a net operating loss for the three month period ended March 31, 2019 of $5,114 compared to $3,218 for the three month period ended March 31, 2018.

Net Loss and Net Loss Per Share

Our net loss and net loss per share was $5,114 and $0.00 for the three month period ended March 31, 2019, compared to a $3,218 and $0.00 per share for the three month period ended March 31, 2018.

Financial Condition, Liquidity and Capital Resources

At March 31, 2019, we had current and total assets of $24,381. We had current and total liabilities of $390,651, at March 31, 2019.

At March 31, 2019, we had a working capital deficiency of $366,270.

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

Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that we will continue as a going concern. We have stockholders deficit of $25,654,096, and a working capital deficiency of $366,270 at March 31, 2019, and net loss from operations of $5,114 for the three month period ended March 31, 2019. These conditions raise substantial doubt about our ability to continue as a going concern. The Condensed Consolidated Financial Statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Net loss per share The Company has adopted FASB ASC 260-10-50, Earnings Per Share, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at March 31, 2019 or December 31, 2018.

Fair value of financial instruments The carrying values of the Company’s liabilities approximate their fair values due to the short maturity of these instruments.

Off-Balance Sheet Arrangements We have not entered into any off-balance sheet arrangements during 2019 and do not anticipate entering into any off-balance sheet arrangements during the next 12 months.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Interim Chief Executive Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Interim Chief Executive Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based on that evaluation, our management, including our Interim Chief Executive Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2019.

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

8

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

