Form 10-Q
period 2019-06-30
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2019-08-19
CIK 943535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: June 30, 2019

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 19, 2019, 89,789,407,996 shares of the registrant’s common stock, par value $0.0007 per share, were outstanding.

WORLD HEALTH ENERGY HOLDINGS, INC.

Form 10-Q

June 30, 2019

2

PART I - FINANCIAL INFORMATION

FINANCIAL STATEMENTS

WORLD HEALTH ENERGY HOLDINGS, INC.

Condensed Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
CURRENT ASSETS
Deposits and prepaid expenses	$23,750	$23,000

Total current assets	23,750	23,000

Total Assets	$23,750	$23,000

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$120,656	$117,548
Due related parties	277,202	266,608

Total current liabilities	397,858	384,156

Commitments and Contingencies (note 12)

DEFICIENCY IN STOCKHOLDERS’ EQUITY
Preferred stock, par $0.0007, 10,000,000 shares authorized, 2,500,000 shares issued and outstanding	1,750	1,750
Common stock, par $0.0007, 110,000,000,000 shares authorized, 89,789,407,996 shares issued and outstanding	62,852,585	62,852,585
Additional paid-in capital	(37,566,509)	(37,566,509)
Accumulated deficit	(25,661,934)	(25,648,982)

Total deficiency in stockholders’ equity	(374,108)	(361,156)

Total Liabilities and Deficiency in Stockholders’ Equity	$23,750	$23,000

The accompanying notes are an integral part of the consolidated financial statements

WORLD HEALTH ENERGY HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018

OPERATING EXPENSES:
General and administrative expenses	$4,043	$4,280	$7,762	$7,498
Professional fees	3,795	-	5,190	-

Total expenses	7,838	4,280	12,952	7,498

Loss from operations	(7,838)	(4,280)	(12,952)	(7,498)

Other income and expense
Gain on settlement of debt	-	(443,197)	-	(443,197)

Total other income and expense	-	(443,197)	-	(443,197)

Net loss before income taxes	(7,838)	438,917	(12,952)	435,699
Income taxes	-	-	-	-

Net loss	$(7,838)	$438,917	$(12,952)	$435,699

Loss per weighted average common share	$0.00	$0.00	$0.00	$0.00

Number of weighted average common shares outstanding - Basic and Diluted	89,789,407,996	89,789,407,996	89,789,407,996	89,789,407,996

The accompanying notes are an integral part of the consolidated financial statements

WORLD HEALTH ENERGY HOLDINGS, INC.

Condensed Consolidated Statement of Changes in Deficiency in Stockholders’ Equity

For the six months ended June 30, 2018

(Unaudited)

	Preferred Stock Number of Shares	Preferred Stock Par Value	Common Stock Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Deficiency in Stockholders’ Equity

BALANCE, January 1, 2018	2,500,000	$1,750	89,789,407,996	$62,852,585	$(37,566,509)	$(26,188,082)	$(900,256)

Net loss	-	-	-	-	-	(3,218)	(3,218)

BALANCE, March 31, 2018	2,500,000	1,750	89,789,407,996	62852585	(37,566,509)	(26,191,300)	(903,474)

Net loss		-	-	-	-	438,917	438,917

BALANCE, June 30, 2018	2,500,000	$1,750	89,789,407,996	$62,852,585	$(37,566,509)	$(25,752,383)	$(464,557)

WORLD HEALTH ENERGY HOLDINGS, INC.

Condensed Consolidated Statement of Changes in Deficiency in Stockholders’ Equity

For the three months ended June 30, 2019

(Unaudited)

	Preferred Stock Number of Shares	Preferred Stock Par Value	Common Stock Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Deficiency in Stockholders’ Equity

BALANCE, January 1, 2019	2,500,000	$1,750	89,789,407,996	$62,852,585	$(37,566,509)	$(25,648,390)	$(360,564)

Net loss	-	-	-	-	-	(5,114)	(5,114)

BALANCE, March 31, 2019	2,500,000	1,750	89,789,407,996	62852585	(37,566,509)	(25,653,504)	(365,678)

Net loss	-	-	-	-	-	(7,838)	(7,838)

BALANCE, June 30, 2019	2,500,000	$1,750	89,789,407,996	$62,852,585	$(37,566,509)	$(25,661,342)	$(373,516)

The accompanying notes are an integral part of the consolidated financial statements

WORLD HEALTH ENERGY HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

Six months ended June 30,

(unaudited)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(12,952)	$435,699
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of debt	-	(443,197)
Changes in operating assets and liabilities
(Increase) in prepaid expense	(750)	(7,500)
Increase in deposits	-	(14,999)
Increase (decrease) in accounts payable and accrued liabilities	3,108	(7,790)

Net cash used in operating activities	(10,594)	(37,787)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from third party short term loan	10,594	37,787
Proceeds from related party advances	-	-

Net cash provided by financing activities	10,594	37,787

Net change in cash	-	-

CASH, beginning of year	-	-

CASH, end of year	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$-	$-
Income tax paid in cash	$-	$-

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

(2) BASIS OF PRESENTATION AND USE OF ESTIMATES

a) Basis of Presentation

The comparative amounts presented in these condensed consolidated financial statements are the historical results of World Health Energy Holdings, Inc., inclusive of its wholly owned subsidiaries World Health Energy, Inc. (“WHEH”) and FSC Solutions, Inc. (“FSC”). All intercompany balances and transactions have been eliminated in consolidation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America (“U.S.”) as promulgated by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In our opinion, the accompanying unaudited interim condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

b) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying consolidated financial statements involved the valuation of common stock issued as compensation and valuation allowance of deferred income tax assets.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Cash and cash equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. We had no financial instruments that qualified as cash equivalents at June 30, 2019 and December 31, 2018.

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

WORLD HEALTH ENERGY HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

e) Net income (loss) per share

Basic loss per share excludes dilution and is computed by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per shar is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless consideration of such dilutive potential shares would result in anti-dilution. There were no common stock equivalents at June 30, 2019 and December 31, 2018.

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

(4) LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company sustained a net loss of approximately $12,000 for the six months ended June 30, 2019 and has an accumulated deficit of approximately $25.7 million and a negative working capital of approximately $374,000 at June 30, 2019. These conditions raise substantial doubt about our ability to continue as a going concern.

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

WORLD HEALTH ENERGY HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(5) DUE TO RELATED PARTIES

Certain stockholders and officers paid expenses of the Company and were reimbursed finds during the year. The net amount due to related parties was $277,202 and $266,608 at June 30, 2019 and December 31, 2018, respectively.

(6) DEFICIENCY IN STOCKHOLDERS’ EQUITY

At June 30, 2019 and December 31, 2018, the Company has 110,000,000,000 shares of par value $0.0007 common stock authorized and 89,789,407,996 shares issued and outstanding. At June 30, 2019 and December 31, 2018, the Company has 10,000,000 shares of par value $0.0007 preferred stock and 2,500,000 shares issued and outstanding.

(7) COMMITMENTS AND CONTINGENCIES

a) Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2019, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

(8) Subsequent Events

a) Stockholders’ equity

Subsequent to June 30, 2019, the Company’s Board accepted the return and cancellation of 2,500,000 shares of outstanding Series A Preferred Stock.  The Board also approved the issuance of 5,000,000 shares of Series A Preferred Stock to the current Directors, with each share of Series A Preferred stock equaling 10,000 votes on all matters submitted to a vote of the holders of the Common Stock.

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

Management has not been satisfied with the results of its operations in the field of our current endeavors. Due to limited capital resources, it has not been able to properly promote or advertise its products. Moreover, even with increased brand awareness, competition in the field remains intense. As a result the Company is pursuing other business opportunities and has acquired all of the issued and outstanding shares of common stock of World Health Energy Inc. (“World Health”) in January of 2007. Assuming the Company can raise sufficient finances, the Company will focus its attention on the operations on World Health. In the interim, it will continue with its current operations.

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

Comparison of Operating Results for the Three and Six Months Ended June 30, 2019 to the Three and Six Months Ended June 30, 2018

Revenues

Revenues for the three and six month periods ended June 30, 2019 and 2018 were $0.

Operating Expenses

Operating expenses for the three and six month periods ended June 30, 2019 were $7,838 and $12,952 compared to $4,280 and $7,498 for the three and six month periods ended June 30, 2018.The reason for the increase is due to there being an increase in the activities of the Company during the period, in particular relating to the consultancy and other professional fees.

We recorded a net operating loss for the three and six month periods ended June 30, 2019 of $7,838 and $12,952 compared to $4,280 and $7,498 for the three and six month periods ended June 30, 2018.

Net Income/Loss and Net Income/Loss Per Share

Our net income(loss) and net income(loss) per share was ($7,838) and $0.00 and ($12,952) and $0.00 for the three and six month periods ended June 30, 2019, respectively, compared to $438,917 and $0.00 and $435,699 and $0.00 for the three and six month periods ended June 30, 2018, respectively.

Financial Condition, Liquidity and Capital Resources

At June 30, 2019, we had current and total assets of $23,750. We had current and total liabilities of $397,858 at June 30, 2019. The decrease is primarily due to the waiver of related party debt by the estate of our related party that died in February 2018.

At June 30, 2019, we had a working capital deficiency of $374,108.

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

Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that we will continue as a going concern. We have stockholders deficit of $374,108, and a working capital deficiency of $374,108 at June 30, 2019, and net loss of $12,952 for the six month period ended June 30, 2019. These conditions raise substantial doubt about our ability to continue as a going concern. The Condensed Consolidated Financial Statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Net loss per share The Company has adopted FASBASC260-10-50, Earnings Per Share, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at June 30, 2019 or December 31, 2018.

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

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Interim Chief Executive Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Interim Chief Executive Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based on that evaluation, our management, including our Interim Chief Executive Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2019.

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

World Health Energy Holdings, Inc.

Dated: August 19, 2019	By:	/s/ Giora Rozensweig
Giora Rozensweig, Interim Chief Executive Officer (Principal executive officer and principal financial and accounting officer)

