Form 10-Q
period 2019-09-30
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2019-11-19
CIK 943535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 for the Quarterly Period ended September 30, 2019;

or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from ________ to ________

WORLD HEALTH ENERGY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	000-30256
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1825 NW Corporate Blvd. Suite 110, Boca Raton, FL	33431
(Address of principal executive offices)	Zip Code

(561) 870-0440

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

As of November 15, 2019, 89,789,407,996 shares of the registrant’s common stock, par value $0.0007 per share, were outstanding.

WORLD HEALTH ENERGY HOLDINGS, INC.

Form 10-Q

September 30, 2019

Page

PART I — FINANCIAL INFORMATION

Item 1 – Financial Statements – Unaudited	1

Condensed Consolidated Balance Sheets – September 30, 2019 and December 31, 2018	1

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018	2

Condensed Consolidated Statement of Changes in Deficiency in Stockholders’ Equity for the three months ended March 31, June 30 and September 30, 2019 and 2018	3

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018	4

Notes to Condensed Consolidated Financial Statements	5

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	12

Item 4 – Controls and Procedures	12

PART II — OTHER INFORMATION

Item 1 – Legal Proceedings	13

Item 1A – Risk Factors	13

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3 – Defaults upon Senior Securities	13

Item 4 – Mine Safety Disclosures	13

Item 5 – Other Information	13

Item 6 – Exhibits	13

Exhibit Index	13

SIGNATURES	14

i

WORLD HEALTH ENERGY HOLDINGS, INC.

Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
CURRENT ASSETS
Deposits and prepaid expenses	$23,750	$23,000

Total current assets	23,750	23,000

Total Assets	$23,750	$23,000

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$137,947	$117,548
Due related parties	237,986	266,608

Total current liabilities	375,933	384,156

Commitments and Contingencies (note 12)

DEFICIENCY IN STOCKHOLDERS’ EQUITY
Preferred stock, par $0.0007, 10,000,000 shares authorized, 5,000,000 shares issued and outstanding	3,500	1,750
Common stock, par $0.0007, 110,000,000,000 shares authorized, 89,789,407,996 shares issued and outstanding	62,852,585	62,852,585
Additional paid-in capital	(37,500,759)	(37,566,509)
Accumulated deficit	(25,707,509)	(25,648,982)

Total deficiency in stockholders’ equity	(352,183)	(361,156)

Total Liabilities and Deficiency in Stockholders’ Equity	$23,750	$23,000

The accompanying notes are an integral part of the condensed consolidated financial statements

WORLD HEALTH ENERGY HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018

OPERATING EXPENSES:
General and administrative expenses	$16,012	$25,889	$23,774	$33,387
Professional fees	29,563	11,453	34,753	11,453

Total expenses	45,575	37,342	58,527	44,840

Loss from operations	(45,575)	(37,342)	(58,527)	(44,840)

Other income and expense
Gain on settlement of debt	-	-	-	(443,197)

Total other income and expense	-	-	-	(443,197)

Net (loss) income before income taxes	(45,575)	(37,342)	(58,527)	398,357
Income taxes	-	-	-	-

Net (loss) income	$(45,575)	$(37,342)	$(58,527)	$398,357

Loss per weighted average common share - Basic and Diluted	$0.00	$0.00	$0.00	$0.00

Number of weighted average common shares outstanding - Basic and Diluted	89,789,407,996	89,789,407,996	89,789,407,996	89,789,407,996

The accompanying notes are an integral part of the condensed consolidated financial statements

WORLD HEALTH ENERGY HOLDINGS, INC.

Condensed Consolidated Statement of Changes in Deficiency in Stockholders’ Equity

For the nine, six and three months ended March 31, June 30 and September 30, 2018

(Unaudited)

	Preferred Stock Number of Shares	Preferred Stock Par Value	Common Stock Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Deficiency in Stockholders’ Equity

BALANCE, January 1, 2018	2,500,000	$1,750	89,789,407,996	$62,852,585	$(37,566,509)	$(26,188,082)	$(900,256)

Net loss	-	-	-	-	-	(3,218)	(3,218)

BALANCE, March 31, 2018	2,500,000	1,750	89,789,407,996	62852585	(37,566,509)	(26,191,300)	(903,474)

Net income		-	-	-	-	438,917	438,917

BALANCE, June 30, 2018	2,500,000	1,750	89,789,407,996	62,852,585	(37,566,509)	(25,752,383)	(464,557)
Net loss	-	-	-	-	-	(37,342)	(37,342)
BALANCE, September 30, 2018	2,500,000	$1,750	89,789,407,996	$62,852,585	$(37,566,509)	$(25,789,725)	$(501,899)

WORLD HEALTH ENERGY HOLDINGS, INC.

Condensed Consolidated Statement of Changes in Deficiency in Stockholders’ Equity

For the nine, six and three months ended March 31, June 30 and September 30, 2019

(Unaudited)

	Preferred Stock Number of Shares	Preferred Stock Par Value	Common Stock Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Deficiency in Stockholders’ Equity

BALANCE, January 1, 2019	2,500,000	$1,750	89,789,407,996	$62,852,585	$(37,566,509)	$(25,648,982)	$(361,156)

Net loss	-	-	-	-	-	(5,114)	(5,114)

BALANCE, March 31, 2019	2,500,000	1,750	89,789,407,996	62852585	(37,566,509)	(25,654,096)	(366,270)

Net loss	-	-	-	-	-	(7,838)	(7,838)

BALANCE, June 30, 2019	2,500,000	1,750	89,789,407,996	62,852,585	(37,566,509)	(25,661,934)	(374,108)
Redemption of preferred stock	(2,500,000)	(1,750)	-	-	65,750	-	64,000
Issuance of preferred stock	5,000,000	3,500	-	-	-	-	3,500
Net loss	-	-	-	-	-	(45,575)	(45,575)
BALANCE, September 30, 2019	5,000,000	$3,500	89,789,407,996	$62,852,585	$(37,500,759)	$(25,707,509)	$(352,183)

The accompanying notes are an integral part of the condensed consolidated financial statements

WORLD HEALTH ENERGY HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

Nine months ended September 30,

(unaudited)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(58,527)	$398,357
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on settlement of debt	-	(443,197)
Changes in operating assets and liabilities
(Increase) in prepaid expense	(750)	-
(Decrease) in deposits	-	(5,000)
Increase in accounts payable and accrued liabilities	20,399	5,093

Net cash used in operating activities	(38,878)	(44,747)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from third party short term loan	-	38,084
Repayments to related parties	(41,945)	-
Proceeds from related party advances	80,823	6,663

Net cash provided by financing activities	38,878	44,747

Net change in cash	-	-

CASH, beginning of year	-	-

CASH, end of year	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$-	$-
Income tax paid in cash	$-	$-

Non-cash financing activities:
Redemption of preferred stock and extinguishment of liability	$(64,000)	$-

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

(2) BASIS OF PRESENTATION AND USE OF ESTIMATES

a) Basis of Presentation

The comparative amounts presented in these condensed consolidated financial statements are the historical results of World Health Energy Holdings, Inc., inclusive of its wholly owned subsidiaries World Health Energy, Inc. (“WHEN”) and FSC Solutions, Inc. (“FSC”). All intercompany balances and transactions have been eliminated in consolidation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America (“U.S.”) as promulgated by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In our opinion, the accompanying unaudited interim condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Cash and cash equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. We had no financial instruments that qualified as cash equivalents at September 30, 2019 and December 31, 2018.

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

WORLD HEALTH ENERGY HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

e) Net income (loss) per share

Basic loss per share excludes dilution and is computed by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless consideration of such dilutive potential shares would result in anti-dilution. There were no common stock equivalents at September 30, 2019 and December 31, 2018.

f) Recent accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases” which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2016-02 had no effect on the Company’s consolidated financial statements.

(4) LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company sustained a net loss of approximately $58,500 for the nine months ended September 30, 2019 and has an accumulated deficit of approximately $25.7 million and a negative working capital of approximately $250,000 at September 30, 2019. These conditions raise substantial doubt about our ability to continue as a going concern.

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

WORLD HEALTH ENERGY HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(5) DUE TO RELATED PARTIES

Certain stockholders and officers paid expenses of the Company and were reimbursed finds during the year. A former related party forgave $64,000 due him during the period ended September 30, 2019, in connection with a preferred stock redemption. The net amount due to related parties was $241,486 and $266,608 at September 30, 2019 and December 31, 2018, respectively.

(6) DEFICIENCY IN STOCKHOLDERS’ EQUITY

At September 30, 2019 and December 31, 2018, the Company has 110,000,000,000 shares of par value $0.0007 common stock authorized and 89,789,407,996 shares issued and outstanding. At September 30, 2019 and December 31, 2018, the Company has 10,000,000 shares of par value $0.0007 preferred stock and 5,000,000 shares issued and outstanding.

(7) COMMITMENTS AND CONTINGENCIES

a) Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2019, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the financial condition or results of our operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-Q as well as our other SEC filings.

Safe Harbor for Forward-Looking Statements

Certain statements included in this MD&A constitute forward-looking statements, including those identified by the expressions anticipate, believe, plan, estimate, expect, intend, and similar expressions to the extent they relate to WHEN or its management. These forward-looking statements are not facts, promises or guarantees; rather, they reflect current expectations regarding future results or events. These forward-looking statements are subject to risks and uncertainties that could cause actual results, activities, performance or events to differ materially from current expectations. These include risks related to revenue growth, operating results, industry, products and litigation, as well as the matters discussed in our annual report on Form 10-K for the year ended December 31, 2018. Readers should not place undue reliance on any such forward-looking statements. WHEN disclaims any obligation to publicly update or to revise any such statements to reflect any change in the Company’s expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

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

Management has not been satisfied with the results of its operations in the field of our current endeavors. Due to limited capital resources, it has not been able to properly promote or advertise its products. Moreover, even with increased brand awareness, competition in the field remains intense. As a result the Company is pursuing other business opportunities and has acquired all of the issued and outstanding shares of common stock of World Health. Assuming the Company can raise sufficient finances, the Company will focus its attention on the operations on World Health Energy in January 2007. In the interim, it will continue with its current operations.

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

Company Overview

We were incorporated on May 21, 1986 in the state of Delaware. WHEH is a diversified energy, health, and security technology company with corporate offices that are located in Boca Raton, Florida.

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

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2019 to the Three and Nine Months Ended September 30, 2018

Revenues

Revenues for the three and nine month periods ended September 30, 2019 and 2018 were $0.

Operating Expenses

Operating expenses for the three and nine month periods ended September 30, 2019 were $45,575 and $58,527 compared to $37,342 and $44,840 for the three and nine month periods ended September 30, 2018. The reason for the increase is due to there being a increase in the activities of the Company during the period, in particular relating to the consultancy and other professional fees.

We recorded a net operating loss for the three and nine month periods ended September 30, 2019 of $45,575 and $58,527 compared to $37,342 and $44,840 for the three and nine month periods ended September 30, 2018.

Net Income/Loss and Net Income/Loss Per Share

Our net income/(loss) and net income(loss) per share was ($45,575) and $0.00 and ($58,527) and $0.00 for the three and nine month periods ended September 30, 2019, respectively, compared to ($37,342) and $0.00 and $398,357 and $0.00 for the three and nine month periods ended September 30, 2018, respectively.

Financial Condition, Liquidity and Capital Resources

At September 30, 2019, we had current and total assets of $27,250. We had current and total liabilities of $379,433 at September 30, 2019. The decrease is primarily due to the waiver of related party debt by the estate of our related party that died in February 2018.

At September 30, 2019, we had a working capital deficiency of $352,183.

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

Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that we will continue as a going concern. We have stockholders deficit of $25,707,509, and a working capital deficiency of $352,183 at September 30, 2019, and net loss of $58,527 for the nine month period ended September 30, 2019. These conditions raise substantial doubt about our ability to continue as a going concern. The Condensed Consolidated Financial Statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Net loss per share The Company has adopted FASBASC260-10-50, Earnings Per Share, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at September 30, 2019 or December 31, 2018.

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

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Interim Chief Executive Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Interim Chief Executive Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based on that evaluation, our management, including our Interim Chief Executive Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2019.

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

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us or our business.

ITEM 1A.	RISK FACTORS

During the quarter ended September 30, 2019, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION:

None.

ITEM 6.	EXHIBITS

Exhibit Index:

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD HEALTH ENERGY HOLDINGS, INC.
(Registrant)

By:	/s/ Giora Rozensweig
Giora Rozensweig
Interim Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Date:	November 19, 2019

