Form 10-K
period 2019-12-31
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2020-04-14
CIK 943535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

MARK ONE:

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2019

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-30256

WORLD HEALTH ENERGY HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	59-2762023
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1825 NW Corporate Blvd. Suite 110, Boca Raton, FL	33431
(Address of Principal Executive Offices)	(Zip Code)

(561) 870-0440
(Registrant’s telephone number, including area code)

Securities registered under Section 12 (b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
N/A	N/A	N/A

Securities registered under Section 12 (g) of the Exchange Act: Common Stock, par value $0.0007

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 10, 2020, 89,789,407,996 shares of the registrant’s common stock, par value $0.0007 per share, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 28, 2019) was $2,383,052, as computed by reference to the closing price of such common stock on OTC Market on such date.

2019 ANNUAL REPORT (SEC FORM 10-K)

INDEX

Securities and Exchange Commission
Item Number and Description

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

PART I

Item 1. Business.

The following discussion should be read in conjunction with World Health Energy Holdings, Inc.’s, (“we” “us” “our” the “Company” or “WHEH” or “WHEN”) audited consolidated financial statements and notes thereto included herein. We were incorporated on May 21, 1986 in the state of Delaware. WHEH is a diversified energy, health, and security technology company with corporate offices that are located in Boca Raton, Florida and in Ramat Gan, Israel.

WHEH is a holding company which owns an algae-tech business and various software technology businesses. The company does not have revenues yet but is planning on launching its products in 2020. The Company is actively looking and needs to raise capital for its going concerns until it produces revenues. However, there can be no assurance that the foregoing can occur as planned, or at all.

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

UCG, Inc. On October 23, 2017, the Company entered into definitive agreements (collectively the “Agreements”) to buy 70% of UCG INC, with each of Gaya Anastasia Rozensweig, one of the Company’s current directors and Giora Rozensweig, the Company’s current Interim Chief Executive Officer, as JTWRS (jointly “Gaya”), Uri Tadelis, the Company’s former Chief Executive Officer and a former director (“Uri”) and Chaim Lieberman, a former Company shareholder and former director (“Chaim” collectively, the “Shareholders” and each a Shareholder), pursuant to which the Company agreed to issue to the Shareholders an aggregate of six billion shares (the “Initial Share Issuance”) of the Company’s common stock, 0.0007 per share (the “Common Stock”), to be allocated equally among the Shareholders, in exchange for holdings of outstanding shares of UCG Inc., a newly formed Florida corporation (“UCG”), the outstanding shares of which are held by the Shareholders (in equal measure), representing in the aggregate 70% of the outstanding capital of UCG. UCG is engaged in Software development and following the transaction, it was planned that UCG was to become a majority owned subsidiary of the Company. Prior to the Agreements being closed or implemented, Chaim Lieberman, a former Shareholder and Director, passed away and Uri Tadelis, the Company’s former Chief Executive Officer, resigned from all positions with the Company. Subsequently, all outstanding shares of UCG reverted back to Gaya. As of this date, the Agreements have not closed but continue to be reviewed and revised. The anticipated closing date is expected prior to year-end 2020. However, there can be no assurance that the foregoing can occur as planned or at all.

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

On January 27, 2020, we entered into Capital Stock Exchange Agreement (the “Acquisition Agreement”) among R2GA, Inc., a Delaware corporation and our wholly owned subsidiary of the Company (“Sub”), UCG, Inc., a Florida corporation (“Seller”), RNA Ltd., an Israeli company and a wholly owned subsidiary of Seller (“RNA”), George Baumoehl, a shareholder of Seller (“George”) and Gaya Rozensweig, a shareholder of Seller (“Gaya”, together with George, the “Shareholders”) and the Company pursuant to which Sub, subject to the satisfaction or waiver of the conditions specified in the agreement, will purchase from the Seller all of the issued and outstanding equity capital of RNA (the “Proposed Acquisition”).

The Company is currently working to complete this transaction. As contemplated, the consideration for the Proposed Acquisition, will consist of 3,870,000 Series B Convertible Preferred Stock, par value $0.0001 per share, of the Company (the “Series B Preferred Shares”) to be issued to UCG. Each share of the Series B Preferred Shares will automatically convert into 100,000 shares of the Company’s common stock, par value $0.0007 (the “Common Stock”), for an aggregate amount of 387 billion shares of the Company’s Common Stock, upon the filing with the Secretary of State of Delaware of an amendment to the Company’s certificate of incorporation increasing the number of authorized shares of Common Stock that the Company is authorized to issue from time to time.

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

Employees

At December 31, 2019, we had no full-time or part-time employees.

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

At December 31, 2019, we had a working capital deficiency of $445,542. We will require significant cash in order to implement any acquisitions. No assurances can be given that the Company will be able to obtain the necessary funding during this time to make any acquisitions. The inability to raise additional funds will have a material adverse effect on the Company’s business, plan of operation and prospects. Acquisitions may be made with cash or our securities or a combination of cash and securities. To the extent that we require cash, we may have to borrow the funds or sell equity securities. The issuance of equity, if available, would result in dilution to our stockholders. We have no commitments from any financing source and we may not be able to raise any cash necessary to complete an acquisition. If we fail to make any acquisitions, our future growth may be limited. If we make any acquisitions, they may disrupt or have a negative impact on our business.

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

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and Nasdaq are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. While our board of directors has adopted a Code of Ethics and Business Conduct, we have not yet adopted any of these corporate governance measures and, since our securities are not yet listed on a national securities exchange such as Nasdaq, we are not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

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

Risks Related to the Company’s Common Stock

Our Common Stock Currently Trades on the Pink Tier of OTC Markets with limited trading volume.

Our Common Stock Currently Trades on the Pink Tier of OTC Market Group, LLC’s Marketplace under the symbol “WHEN”. The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. The trading of securities on the OTC Pink is often sporadic and investors may have difficulty buying and selling our shares or obtaining market quotations for them, which may have a negative effect on the market price of our common stock.

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

The recent outbreak of COVID-19 or the new coronavirus may adversely affect our business.

On January 30, 2020, the World Health Organization (WHO) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond the point of origin. In March 20, 2020 the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The full impact of the COVID-19 outbreak continues to evolve as of the date of these financial statements. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

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

Security Holders

As of December 31, 2019, there were approximately 368 record holders, an unknown number of additional holders whose stock is held in “street name” and 89,789,407,996 shares of common stock issued and outstanding.

Authorized Capital Stock

We are authorized to issue 110,000,000,000 shares of Common Stock, par value $0.0007, and 10,000,000 shares of preferred stock, par value $0.0007. As of December 31, 2019, there were 89,789,407,996 shares of Common Stock issued and outstanding, and 5,000,000 shares of preferred stock issued and outstanding.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Revenues

Revenues for the years ended December 31, 2019 and 2018 were $0. We are unable to predict when and if we will generate revenues.

Operating Expenses

Operating expenses for the year ended December 31, 2019 were $152,292 compared to $65,593 for the year ended December 31, 2018. The reason for the decrease is due to there being an increase in the activities of the Company and, therefore, more need for consultancy and other professional fees especially to bring the company current in its SEC reporting.

We recorded a net operating loss for 2019 of $152,292, compared to $$65,593 for 2018.

Net Income/Loss and Net Income/Loss Per Share

Our net income and net income per share was $539,692 and $0.00 for the year ended December 31, 2018, compared to net loss and net loss per share of $152,292 and $0.00 per share for the year ended December 31, 2019.

Financial Condition, Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. At December 31, 2019, and 2018, we had current assets of $750 and $23,000, respectively, and total assets of $750 and $23,000 respectively. The decrease in total assets is due to an increase in prepaid professional fees. We had current and total liabilities of $446,698 as compared to $384,.156 as of December 31, 2019 and 2018, respectively. The increase is primarily due to 2019 operating expenses that were paid by a related party.

At December 31, 2019, we had a working capital deficiency of $445,948 as compared with a working capital deficiency of $361,156 at December 31, 2018.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders’ deficit and a working capital deficiency of $445,948 at December 31, 2019. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Item 8. Financial Statements and Supplementary Data.

The Company’s consolidated financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1. The Company’s consolidated balance sheet as of December 31, 2019 and December 31, 2018, and the related consolidated statements of operations, changes of deficiency in stockholders’ equity and cash flows for the year then ended have been audited by Daszkal Bolton LLP, which is an independent registered public accounting firm, engaged by the Company since July 19, 2017. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K. The financial statements have been prepared assuming the Company will continue as a going concern.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Management of the Company, with the participation of the Interim Chief Executive Officer and Directors, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) pursuant to Rule 13a-15 under the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management, including the Interim Chief Executive Officer and the Company’s Board of Directors, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Interim Chief Executive Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2019 for the reasons discussed below.

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

We conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2019 for the reasons discussed below:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Set forth below are the names, ages, positions with the Company and business experiences of the executive officers and directors of the Company.

Name	Age	Position(s) with Company

Giora Rozensweig	48	Interim Chief Executive Officer
Gaya Rozensweig	39	Director
George Baumoehl	55	Director

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

Giora Rozensweig. Mr. Rozensweig, age 47, holds degrees in software development, application DBA and IT, which he received from Kedem College in 1994. Mr. Rozensweig has twenty years of experience in the industry and has worked with the Israeli Government, Hewlett Packard, IBM, and Checkpoint. He is also the co-founder of RNA Technology Ltd. where he has served as Chief Executive Officer since 2015. Previously Mr. Rozensweig served as Chief Executive Officer of Tomagi, Ltd. from 2008 until 2015.

Gaya Rozensweig. Mrs. Rozensweig, age 38, holds a Degree in Business Management & Information Systems, which she received from the College of Management, Jerusalem in 2003. Mrs. Rozensweig is a co-founder of RNA Technology Ltd. and has headed the sales and marketing of a startup with a 27-person team that worked with government offices, banks, insurance companies. Mrs. Rozensweig has served as Chief Financial Officer of RNA Technology, Ltd. since 2015. Previously she served as Chief Financial Officer at Tomagi Ltd. from 2008 until 2015.

George Baumoehl. Mr. Baumoehl, age 55, George holds a MSc. Degree in Architecture and Construction Economics from University College London which he received in 1993. Mr. Baumoehl has a background in a real estate investment and development and brings a professional outside look into our Company. He has been the Chief Executive Officer of Spectrum Real Estate Management GmbH & Co. KG since 2006.

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

Role of Board in Risk Oversight Process

Management is responsible for the day-to-day management of risk and for identifying our risk exposures and communicating such exposures to our board. Our board is responsible for designing, implementing and overseeing our risk management processes. The board does not have a standing risk management committee, but administers this function directly through the board as a whole. The entire board considers strategic risks and opportunities and receives reports from its officers regarding risk oversight in their areas of responsibility as necessary. We believe our board’s leadership structure facilitates the division of risk management oversight responsibilities and enhances the board’s efficiency in fulfilling its oversight function with respect to different areas of our business risks and our risk mitigation practices.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have not filed the required reports in a timely manner during the fiscal year ended December 31, 2019.

Item 11. Executive Compensation.

The following table sets forth certain compensation information for: (i) our principal executive officer or other individual serving in a similar capacity during our fiscal year ended December 31, 2019, (ii) our two most highly compensated executive officers other than our principal executive officers who were serving as executive officers at December 31, 2019 whose compensation exceed $100,000 and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 20189 Compensation information is shown for the fiscal years ended December 31, 2019 and 2018:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Stock Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Giora Rozensweig (1)	2019	—	—	—	—	—	—	—	—
Uril Tadelis (2)	2018	—	—	—	—	—	—	—	—

(1) Giora Rozensweig was appointed interim Chief Executive Officer on October 9, 2018 upon Uri Tadelis’ resignation from such office.

(2) On October 9, 2018, Uri Tadelis, our former Chief Executive officer and director, resigned from all of his positions with the Company and the advances and note payable due him were cancelled as a result of the debt settlement in which the Company agreed to pay him $26,856.70, resulting in the recognition of a gain of approximately $135,000.

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

Stock Option and Stock Appreciation Rights.

We do not currently have a Stock Option or Stock Appreciation Rights Plan. No stock options or stock appreciation rights were awarded during the fiscal year ended December 31, 2019, or the period ending on the date of this Report.

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

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2019

There were no outstanding equity awards at December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to us, as of April 10, 2020, relating to the beneficial ownership of shares of common stock by:

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

Name and Address of Beneficial Owner	Common Stock Amount and Nature of Beneficial Ownership	Percent of Class(1)
Giora Rozensweig, Interim Chief Executive (2)	28,621,107,648	31.88%
George Baumoehl, Director	17,683,333,334	19.69%
Gaya Rozensweig, Director(2)	28,621,107,648	31.88%
Total Held by Officers and Directors of Each Class (2 persons):	46,304,440,982	51.57%

Five Percent Shareholders
Eli Gal Levy(3)	19,033,333,333	21.16%

(1) Includes, where applicable, shares of common stock issuable upon the exercise of warrants and conversion of debt held by such person that may be exercised within 60 days after April 10 2020. Unless otherwise indicated, we believe that all persons named in the table above have sole voting power and/or investment power with respect to all shares of common stock beneficially, warrants and convertible debt owned by them. Based on 89,789,407,996 shares of the Company’s common stock issued and outstanding on April 10. 2020.

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

In 2018, one related party, Chaim J. Lieberman, a former member of the Company’s Board of Directors, died and Uri Tadelis, our former Chief Executive Officer, resigned. The former related party that resigned, Uri Tadelis, and the estate of the former related party that died, Chaim Lieberman, entered into settlement agreements with the Company on the amounts due them by the Company, resulting in the recognition of a gain of approximately $605,000 for both settlement agreements combined.

Item 14. Principal Accounting Fees and Services.

The following table shows the fees that were billed for the audit and other services provided by Daszkal Bolton LLP for the fiscal years ended December 31, 2018 and 2019, respectively.

	2019	2018
Audit Fees	$15,500	$15,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	15,500	15,000

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

		3.	Exhibits

The following exhibits are filed or “furnished” herewith:

Exhibit Number	Description of Exhibit

21.1	Subsidiaries of the Registrant.*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (and principal financial and accounting officer).*

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.*

101.INS* XBRL INSTANCE DOCUMENT

101.SCH* XBRL TAXONOMY EXTENSION SCHEMA

101.CAL* XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF* XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB* XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE* XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD HEALTH ENERGY HOLDINGS, INC.
(Registrant)

By:	/s/ Giora Rozensweig
Giora Rozensweig Interim Chief Executive Officer (Principal executive officer and principal financial and accounting officer

Date: April 14, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gaya Rozensweig	Director	April 14, 2020
Gaya Rozensweig

/s/ George Baumoehl	Director	April 14, 2020
George Baumoehl

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
World Health Energy Holdings, Inc.

Boca Raton, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of World Health Energy Holdings, Inc. (the “Company”) at December 31, 2019 and 2018, and the related consolidated statements of operations, changes in deficiency in stockholders’ equity, and cash flows for the years ended December 31, 2019 and 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 4 to the financial statements, the Company has an accumulated deficit of approximately $25.8 million and negative working capital of approximately $0.4 million at December 31, 2019, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provided a reasonable basis for our opinion.

/s/ Daszkal Bolton LLP

We have served as the Company’s auditor since 2019.

Fort Lauderdale, Florida
April 13, 2020

WORLD HEALTH ENERGY HOLDINGS, INC.

Consolidated Balance Sheets

December 31,

	2019	2018
ASSETS
CURRENT ASSETS
Deposits and prepaid expenses	$750	$23,000

Total current assets	750	23,000

Total Assets	$750	$23,000

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$163,157	$117,548
Due to related parties	283,541	266,608

Total current liabilities	446,698	384,156

Commitments and Contingencies (note 12)

DEFICIENCY IN STOCKHOLDERS’ EQUITY
Preferred stock, par $0.0007, 10,000,000 shares authorized, 5,000,000 and 2,500,000 shares issued and outstanding, respectively	3,500	1,750
Common stock, par $0.0007, 110,000,000,000 shares authorized, 89,789,407,996 shares issued and outstanding at December 31, 2019 and 2018, respectively	62,852,585	62,852,585
Additional paid-in capital	(37,500,759)	(37,566,509)
Accumulated deficit	(25,801,274)	(25,648,982)

Total deficiency in stockholders’ equity	(445,948)	(361,156)

Total Liabilities and Deficiency in Stockholders’ Equity	$750	$23,000

The accompanying notes are an integral part of the consolidated financial statements

WORLD HEALTH ENERGY HOLDINGS, INC.

Consolidated Statements of Operations

Year ended December 31,

	2019	2018

OPERATING EXPENSES:
General and administrative expenses	$42,988	$44,758
Professional fees	109,304	20,243

Total expenses	152,292	65,001

Loss from operations	(152,292)	(65,001)

Other income and expense
Gain on settlement of related party debt	-	604,693

Total other income and expense	-	604,693

Net (loss) income before income taxes	(152,292)	539,692
Income taxes	-	-

Net (loss) income	$(152,292)	$539,692

Loss per weighted average common share	$0.0000	$0.0000

Number of weighted average common shares outstanding - Basic and Diluted	89,789,407,996	89,789,407,996

The accompanying notes are an integral part of the consolidated financial statements

WORLD HEALTH ENERGY HOLDINGS, INC.

Consolidated Statement of Changes in Deficiency in Stockholders’ Equity

	Preferred Stock Number of Shares	Preferred Stock Par Value	Common Stock Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Deficiency in Stockholders’ Equity

BALANCE, January 1, 2018	2,500,000	$1,750	89,789,407,996	$62,852,585	$(37,566,509)	$(26,188,082)	$(900,256)

Net income	-	-	-	-	-	539,100	539,100

BALANCE, December 31, 2018	2,500,000	1,750	89,789,407,996	62,852,585	(37,566,509)	(25,648,982)	(361,156)

Cancellation of preferred shares	(2,500,000)	(1,750)	-	-	65,750	-	64,000
Issuance of preferred shares	5,000,000	3,500	-	-	-	-	3,500
Net loss	-	-	-	-	-	(152,292)	(152,292)

BALANCE, December 31, 2019	5,000,000	$3,500	89,789,407,996	$62,852,585	$(37,500,759)	$(25,801,274)	$(445,948)

The accompanying notes are an integral part of the consolidated financial statements

WORLD HEALTH ENERGY HOLDINGS, INC.

Consolidated Statements of Cash Flows

Year ended December 31,

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(152,292)	$539,100
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of related party debt	-	(604,693)
Changes in operating assets and liabilities
Decrease (Increase) in prepaid expense and deposits	22,250	(20,000)
Decrease in receivable from third party	-	592
Increase (decrease) in accounts payable and accrued liabilities	45,609	29,250

Net cash used in operating activities	(84,433)	(55,751)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	84,433	55,751

Net cash provided by financing activities	84,433	55,751

Net change in cash	-	-

CASH, beginning of year	-	-

CASH, end of year	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$-	$-
Income tax paid in cash	$-	$-
Non-Cash Financing Activities:
Cancellation of indebtedness and preferred stock	$64,000	$-

The accompanying notes are an integral part of the consolidated financial statements

WORLD HEALTH ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(1) NATURE OF OPERATIONS

World Health Energy Holdings, Inc., (“the Company,” “WHEN”), was formed on May 21, 1986, under the laws of the State of Delaware and is based in Boca Raton, Florida. The Company has invested in, and abandoned, a variety of software programs that it strove to commercialize. It is currently seeking software in the cyber-security arena to commercialize.

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

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Cash and cash equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. We had no financial instruments that qualified as cash equivalents at December 31, 2019 or 2018.

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

As of December 31, 2019, the tax years 2018, 2017 and 2016 for the Company remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

i) Net income (loss) per share

Basic loss per share excludes dilution and is computed by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless consideration of such dilutive potential shares would result in anti-dilution. There were no common stock equivalents for the years ended December 31, 2019 or 2018.

WORLD HEALTH ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

j) Recent accounting pronouncements

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

(4) LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company sustained net loss of approximately $152,000 for the year ended December 31, 2019 and has an accumulated deficit of approximately $25,800,000 and a negative working capital of approximately $446,000 at December 31, 2019. These conditions raise substantial doubt about our ability to continue as a going concern.

Failure to successfully develop operations and revenues could harm our profitability and materially adversely affect our financial condition and results of operations. We face all of the risks inherent in a new business, including the need for significant additional capital, management=s potential underestimation of initial and ongoing costs, and potential delays and other problems in connection with establishing our planned operations.

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

The independent auditors= report on our consolidated financial statements for the years ended December 31, 2019 contained an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern.

(5) DUE TO RELATED PARTIES

Certain stockholders and officers paid expenses of the Company and were reimbursed funds during the year. The net amount due to related parties was $283,541 and $266,608 at December 31, 2019 and 2018, respectively.

(6) RELATED PARTY CONVERTIBLE NOTE PAYABLE

During 2014, the Company entered into a convertible note payable with a third party for $21,474. The note was non-interest bearing and was convertible to common stock at $0.0001 per share (or the comparable rate following any share split or reverse split) on the conversion date. During 2015 the note holder became the CEO and became a related party. In 2018 this note was cancelled as a result of the debt settlement with the related party. In 2018 this note was cancelled as a result of the debt settlement with the related party, resulting in the recognition of a gain of approximately $605,000.

WORLD HEALTH ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(7) STOCKHOLDERS’ DEFICIT

At December 31, 2019 and 2018, the Company has 110,000,000,000 shares of par value $0.0007 common stock authorized and 89,789,407,996 shares issued and outstanding. At December 31, 2019 and 2018, the Company has 10,000,000 shares of par value $0.0007 preferred stock and 5,000,000 and 2,500,000 shares issued and outstanding.

During 2019, as part of the settlement with prior management the 2,500,000 shares of preferred stock were cancelled. Subsequently, 5,000,000 shares of preferred stock were issued for a receivable of $3,500.

(8) - INCOME TAXES

The Company’s effective income tax expense (benefit) differs from the “expected” tax expense for Federal income tax purposes, (computed by applying the United States Federal tax rate of 21% to loss before taxes) as follows:

	2019	2018
Tax (benefit) on net income (loss) before income tax	$(25,364)	$89,886
Effect of state taxes (net of federal benefit)	(8,376)	24,988
(Decrease) increase in valuation allowance	33,740	(114,874)
Income tax provision	$-	$-

The Company recognizes deferred tax assets and liabilities for the tax effects of differences between the financial statements and tax basis of assets and liabilities.

The Company records a valuation allowance to reduce deferred tax assets, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the need for a valuation allowance, an assessment of all available evidence both positive and negative was required. The Company recorded a valuation allowance of $33,740 in 2019 and a reduction of $114,874 in 2018.

The components of net deferred tax assets and liabilities that have been presented in the Company’s financial statements are as follows at December 31,:

Deferred income tax assets:	2019	2018
Net operating loss carryforward	$8,995,022	$8,842,730
Total deferred tax assets	8,995,022	8,842,730
Valuation allowance	(8,995,022)	(8,842,730)
Net deferred taxes	$-	$-

WORLD HEALTH ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(8) INCOME TAXES, continued

We have recorded a 100% valuation allowance related to the deferred tax asset for the loss from operations. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which temporary differences become deductible.

In accordance with the provisions of ASC 740: Income Taxes, we record a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. At December 31, 2019 and 2018, we have no liabilities for uncertain tax positions. We continually evaluate expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

(9) COMMITMENTS AND CONTINGENCIES

a) Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2019, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

(10) SUBSEQUENT EVENTS

a) Reverse Acquisition

On January 27, 2020, the Company entered into a definitive agreement to acquire RNA, Ltd, (“RNA”) an Israeli company. This acquisition has not yet closed. RNA is owned by the controlling shareholders of the Company.

b) COVID-19

On January 30, 2020, the World Health Organization (WHO) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the ACOVID-19 outbreak@) and the risks to the international community as the virus spreads globally beyond the point of origin. In March 20, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The full impact of the COVID-19 outbreak continues to evolve as of the date of these financial statements. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020.

