Form 10-Q
period 2020-03-31
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2020-05-20
CIK 943535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended March 31, 2020; or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from ________ to ________

WORLD HEATH ENERGY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	000-30256
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1825 NW Corporate Blvd. Suite 110, Boca Raton, FL	33431
(Address of principal executive offices)	Zip Code

(561) 870-0440

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of March 31, 2020, 89,789,407,996 shares of the registrant’s common stock, par value $0.0007 per share, were outstanding.

WORLD HEALTH ENERGY HOLDINGS, INC.

Form 10-Q

March 31, 2020

WORLD HEALTH ENERGY HOLDINGS, INC.

Condensed Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
CURRENT ASSETS
Deposits and prepaid expenses	$750	$750

Total current assets	750	750

Total Assets	$750	$750

LIABILITIES AND STOCKHOLDERS= DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$132,155	$163,157
Due related parties	329,063	283,541

Total current liabilities	461,218	446,698

Commitments and Contingencies (note 12)

STOCKHOLDERS’ DEFICIT
Preferred stock, par $0.0007, 10,000,000 shares authorized, 5,000,000 shares issued and outstanding	3,500	3,500
Common stock, par $0.0007, 110,000,000,000 shares authorized, 89,789,407,996 shares issued and outstanding	62,852,585	62,852,585
Additional paid-in capital	(37,500,759)	(37,500,759)
Accumulated deficit	(25,815,794)	(25,801,274)

Total stockholders’ deficit	(460,468)	(445,948)

Total Liabilities and Stockholders= Deficit	$750	$750

The accompanying notes are an integral part of the consolidated financial statements

WORLD HEALTH ENERGY HOLDINGS, INC.

Condensed Consolidated Statements of Operations

Three months ended March 31,

(unaudited)

	2020	2019

OPERATING EXPENSES:
General and administrative expenses	$7,437	$3,719
Professional fees	7,031	1,395

Total expenses	14,468	5,114

Loss from operations	(14,468)	(5,114)

Other income and expense
Foreign exchange gain loss	52	-

Total other income	52	-

Net loss before income taxes	(14,520)	(5,114)
Income taxes	-	-

Net loss	$(14,520)	$(5,114)

Loss per weighted average common share	$0.00	$0.00

Number of weighted average common shares outstanding - Basic and Diluted	89,789,407,996	89,789,407,996

The accompanying notes are an integral part of the consolidated financial statements

WORLD HEALTH ENERGY HOLDINGS, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the three months ended March 31, 2020

	Preferred Stock Number of Shares	Preferred Stock Par Value	Common Stock Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Stockholders= Deficit

BALANCE, January 1, 2020	5,000,000	$3,500	89,789,407,996	$62,852,585	$(37,500,759)	$(25,801,274)	$(445,949)

Net loss	-	-	-	-	-	(14,520)	(14,520)

BALANCE, March 31, 2020, (unaudited)	5,000,000	$3,500	89,789,407,996	$62,852,585	$(37,500,759)	$(25,815,794)	$(460,469)

WORLD HEALTH ENERGY HOLDINGS, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the three months ended March 31, 2019

	Preferred Stock Number of Shares	Preferred Stock Par Value	Common Stock Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Stockholders= Deficit

BALANCE, January 1, 2019	2,500,000	$1,750	89,789,407,996	$62,852,585	$(37,566,509)	$(25,648,982)	$(361,156)

Net loss	-	-	-	-	-	(5,114)	(5,114)

BALANCE, March 31, 2019, (unaudited)	2,500,000	$1,750	89,789,407,996	$62,852,585	$(37,566,509)	$(25,654,096)	$(366,270)

The accompanying notes are an integral part of the consolidated financial statements

WORLD HEALTH ENERGY HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

Three months ended March 31,

(unaudited)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,520)	$(5,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid expense	-	-
Changes in operating assets and liabilities
(Increase) in prepaid expense and deposits	-	(1,381)
Increase (decrease) in accounts payable and accrued liabilities	(31,003)	(3,802)
Increase (decrease) in due to affiliates	-	-

Net cash used in operating activities	(45,523)	(10,297)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of related party advances	-	-
Proceeds from related party advances	45,523	10,297

Net cash provided by financing activities	45,523	10,297

Net change in cash	-	-

Cash, beginning of year	-	-

Cash, end of year	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$-	$-
Income tax paid in cash	$-	$-

The accompanying notes are an integral part of the consolidated financial statements

WORLD HEALTH ENERGY HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(1) NATURE OF OPERATIONS

World Health Energy Holdings, Inc., (the “Company” or “WHEN“), was formed on May 21, 1986, under the laws of the State of Delaware. The Company has invested in and abandoned a variety of software programs that it strove to commercialize. It is currently seeking software in the cyber-security arena to commercialize.

(2) BASIS OF PRESENTATION AND USE OF ESTIMATES

a) Basis of Presentation

The comparative amounts presented in these consolidated financial statements are the historical results of World Health Energy Holdings, Inc., inclusive of its wholly owned subsidiaries World Health Energy, Inc. (“WHEH“) and FSC Solutions, Inc. (“FSC“). All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed interim financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States of America ("U.S.") as promulgated by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") and with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). In our opinion, the accompanying unaudited interim condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

b) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying consolidated financial statements involved the Going Concern.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Cash and cash equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. We had no financial instruments that qualified as cash equivalents at March 31, 2020 and December 31, 2019.

b) Related Party Transactions

All transactions with related parties are in the normal course of operations and are measured at the exchange amount.

WORLD HEALTH ENERGY HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

c) Financial instruments and Fair value measurements

FASB ASC 825-10 ”Financial Instruments”, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments. ASC 825 also requires disclosures of the fair value of financial instruments. The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts payable and accrued liabilities approximates their fair values because of the short-term maturities of these instruments.

FASB ASC 820 ”Fair Value Measurement“ clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. It also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

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

d) Income Taxes

The Company uses the asset and liability method of FASB ASC 740 to account for income taxes. Under this method, deferred income taxes are determined based on the differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements which will result in taxable or deductible amounts in future years and are measured using the currently enacted tax rates and laws. A valuation allowance is provided to reduce net deferred tax assets to the amount that, based on available evidence, is more likely than not to be realized.

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

WORLD HEALTH ENERGY HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

d) Income Taxes, continued

As of March 31, 2020, the tax years 2019, 2018 and 2017 for the Company remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.,

e) Net income (loss) per share

Basic loss per share excludes dilution and is computed by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless consideration of such dilutive potential shares would result in anti-dilution. There were no common stock equivalents at March 31, 2020 and December 31, 2019.

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

(4) LIQUIDITY AND GOING CONCERN CONSIDERATIONS

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company sustained a net loss of approximately $14,000 for the three months ended March 31, 2020 and has an accumulated deficit of approximately $25,815,000 and a negative working capital of approximately $464,000 at March 31, 2020. These conditions raise substantial doubt about our ability to continue as a going concern.

Failure to successfully develop operations and revenues could harm our profitability and materially adversely affect the Company’s financial condition and results of operations. The Company faces all of the risks inherent in a new business, including the need for significant additional capital, management=s potential underestimation of initial and ongoing costs, and potential delays and other problems in connection with establishing the Company>s planned operations.

The Company is continuing its plan to further grow and expand restaurant operations and seek sources of capital to pay contractual obligations as they come due. Management believes that its current operating strategy will provide the opportunity for us to continue as a going concern as long as the Company is able to obtain additional financing; however, there is no assurance this will occur. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

WORLD HEALTH ENERGY HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(5) STOCKHOLDERS‘ DEFICIT

At March 31, 2020 and December 31, 2019, the Company has 110,000,000,000 shares of par value $0.0007 common stock authorized and 89,789,407,996 shares issued and outstanding. At March 31, 2020 and December 31, 2019, the Company has 10,000,000 shares of par value $0.0007 preferred stock and 5,000,000 shares issued and outstanding.

(6) COMMITMENTS AND CONTINGENCIES

a) Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2020, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

b) COVID-19

The full extent to which the COVID-19 pandemic may directly or indirectly impact our business, results of operations and financial condition, will depend on future developments that are uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. We have made estimates of the impact of COVID-19 within our financial statements, and although there is currently no major impact, there may be changes to those estimates in future periods.

(7) SUBSEQUENT EVENTS

a) Reverse acquisition

On April 27, 2020, WHEN completed a reverse triangular merger pursuant to the Agreement and Plan of Merger (the ”Merger Agreement“) among the Company, R2GA, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Sub“), UCG, Inc., a Florida corporation (“Seller“), SG 77 Inc., a Delaware corporation and wholly-owned subsidiary of Seller (“SG“), and RNA Ltd., an Israeli company and a wholly owned subsidiary of SG (“RNA“). Under the terms of the Merger Agreement, R2GA merged with and into SG, with SG remaining as the surviving corporation and a wholly-owned subsidiary of the Company (the ”Merger“). The Merger was effective as of April 29, 2020 whereby SG became a direct and wholly owned subsidiary of the Company and RNA indirect wholly owned subsidiary of the Company. Each of Gaya Rozensweig and George Baumeohl, directors of the Company, are also the sole shareholders and directors of the Seller.

RNA is primarily a research and development company that has been performing software design work for the Seller in the field of cybersecurity. SG is primarily engaged in the marketing and distribution of cybersecurity related products. In anticipation of the transaction contemplated under the Merger Agreement, SG was formed and all of the cybersecurity rights and interests held by the Seller, including the share ownership of RNA, were assigned to SG. The Company intends to continue the business of SG/RNA as its principal business enterprise.

b) Stockholders’ deficit

As consideration for the Merger, the Company issued to Seller 3,870,000 shares of newly created Series B Convertible Preferred Stock, par value $0.0007 per share, of the Company (the ”Series B Preferred Shares“). Each share of the Series B Preferred Shares will automatically convert into 100,000 shares of the Company’s common stock, for an aggregate amount of 387,000,000,000 shares of the Company’s Common Stock, upon the filing with the Secretary of State of Delaware of an amendment to the Company’s certificate of incorporation increasing the number of authorized shares of Common Stock that the Company is authorized to issue from time to time.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED INTERIM FINANCIAL STATEMENTS AND THE RELATED NOTES TO THOSE STATEMENTS INCLUDED IN THIS FORM 10-Q. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE DISCUSSION OF RISK FACTORS IN THE “DESCRIPTION OF BUSINESS” SECTION OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2019, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 14, 2020 AND OUR CURRENT REPORT ON FORM 8-K FIILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 30, 2020.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results and the effects of the COVID-19 pandemic or any similar pandemic.

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

The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q as well as our other SEC filings.

Overview

World Health Energy Holdings, Inc.(“we” “us” “our” the “Company” or “WHEN”) was incorporated on May 21, 1986 in the state of Delaware. WHEN is a diversified energy, health, and security technology company with corporate offices that are located in Boca Raton, Florida and Ramat Gan, Israel.

On April 27, 2020, WHEN completed a reverse triangular merger pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) among the Company, R2GA, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Sub”), UCG, Inc., a Florida corporation (“Seller”), SG 77 Inc., a Delaware corporation and wholly-owned subsidiary of Seller (“SG”), and RNA Ltd., an Israeli company and a wholly owned subsidiary of SG (“RNA”). Under the terms of the Merger Agreement, R2GA merged with and into SG, with SG remaining as the surviving corporation and a wholly-owned subsidiary of the Company (the “Merger”). The Merger was effective as of April 29, 2020, upon the filing of a copy of the Merger Agreement and certificate of merger with the Secretary of State of the State of Delaware (the “Effective Time”), whereby SG became a direct and wholly owned subsidiary of the Company and RNA indirect wholly owned subsidiary of the Company. Each of Gaya Rozensweig and George Baumeohl, directors of the Company, are also the sole shareholders and directors of UCG.

RNA is primarily a research and development company that has been performing software design work for the Seller in the field of cybersecurity. SG is primarily engaged in the marketing and distribution of cybersecurity related products. In anticipation of the transaction contemplated under the Merger Agreement, SG was formed and all of the cybersecurity rights and interests held by the Seller, including the share ownership of RNA, were assigned to SG.

We intend to continue the business of SG/RNA as our principal business enterprise.

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

Comparison of the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019

Revenues

Revenues for the three month periods ended March 31, 2020 and 2019 were $0.

Operating Expenses

Operating expenses for the three month period ended March 31, 2020 were $14,468 compared to $5,114 for the three month period ended March 31, 2019. The reason for the increase is attributable to an increase in the activities of the Company during the period, in particular relating to the consultancy and other professional fees.

We recorded a net operating loss for the three month period ended March 31, 2020 of $14,520 compared to $5,114 for the three month period ended March 31, 2019.

Net Loss and Net Loss Per Share

Our net loss and net loss per share was $14,520 and $0.00 for the three month period ended March 31, 2020, compared to a $5,114 and $0.00 per share for the three month period ended March 31, 2019.

Financial Condition, Liquidity and Capital Resources

At March 31, 2020, we had current and total assets of $4,250. We had current and total liabilities of $464,718, at March 31, 2020.

At March 31, 2020, we had a working capital deficiency of $460,468.

We need to raise capital to sustain operations, and no assurance can be given that we will be able to obtain this capital on commercially acceptable terms, if at all. In such an event, this may have a materially adverse effect on our business, operating results and financial condition. If the need arises, we may attempt to obtain funding through the use of various types of short term funding, loans or working capital financing arrangements from banks or financial institutions.

Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that we will continue as a going concern. We have an accumulated deficit of $25,815,794, and a working capital deficiency of $460,468 at March 31, 2020, and net loss from operations of $14,520 for the three month period ended March 31, 2020. These conditions raise substantial doubt about our ability to continue as a going concern. The Condensed Consolidated Financial Statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Net loss per share The Company has adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 260-10-50, Earnings Per Share, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at March 31, 2020 or 2019.

Fair value of financial instruments The carrying values of the Company’s liabilities approximate their fair values due to the short maturity of these instruments.

Off-Balance Sheet Arrangements We have not entered into any off-balance sheet arrangements during 2020 and do not anticipate entering into any off-balance sheet arrangements during the next 12 months.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Interim Chief Executive Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Interim Chief Executive Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on that evaluation, our management, including our Interim Chief Executive Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2020.

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

Changes in Internal Controls over Financial Reporting.

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us or our business.

ITEM 1A.	RISK FACTORS

During the quarter ended March 31, 2020, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION:

None.

ITEM 6.	EXHIBITS

Exhibit Index:

4.1*	Certificate of Designation of the Series B Preferred Stock, Setting Forth the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of such Series Preferred Stock

10.1 (*)	Agreement and Plan of Merger among the Company, R2GA, Inc., a Delaware corporation and a wholly owned subsidiary of the Company, UCG, Inc., a Florida corporation, SG 77 Inc., a Delaware corporation and wholly-owned subsidiary of Seller, and RNA Ltd., an Israeli company and a wholly owned subsidiary of SG (“RNA”)

31.1**	Certification of Interim Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 Rule 13a-14(a)/15d-14(a).

32.1**	Certification of Interim Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Incorporated by reference to the Current Report on Form 10-Q filed with the Securities and Exchange Commission on April 30, 2020

** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD HEALTH ENERGY HOLDINGS, INC.
(Registrant)

By:	/s/ Giora Rozensweig
Giora Rozensweig
Interim Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Date:	May 20, 2020

