Form 10-Q
period 2020-09-30
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2020-11-23
CIK 943535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended September 30, 2020; or

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

As of November 20, 2020, 89,789,407,996 shares of the registrant’s common stock, par value $0.0007 per share, were outstanding.

WORLD HEALTH ENERGY HOLDINGS, INC.

Form 10-Q

September 30, 2020

i

WORLD HEALTH ENERGY HOLDINGS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2020

WORLD HEALTH ENERGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars except share and per share data)

	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	94,150	359,461
Accounts receivable, net	12,432	6,448
Other current assets	313,218	213,012
Total Current assets	419,800	578,921

Right Of Use asset arising from operating lease	6,281	24,034

Property and Equipment, Net	15,768	17,225
Total assets	441,849	620,180

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable	36,689	31,369
Other accounts liabilities	421,920	73,477
Total current liabilities	458,609	104,846

Liability for employee rights upon retirement	77,663	41,846

Long term loan from parent company	1,511,787	1,102,799

Total liabilities	2,048,059	1,249,491

Stockholders’ Deficit
Preferred stock, par $0.0007, 10,000,000 shares authorized, 5,000,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019.	3,500	-
Series B Convertible Preferred stock, par $0.0007, 3,870,000 shares authorized, 3,870,000 and 0 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	2,709	2,709
Common stock, par $0.0007, 110,000,000,000 shares authorized, 89,789,407,996 and 0 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively.	62,852,585	-
Additional paid-in capital	(63,339,224)	(2,681)
Foreign currency translation adjustments	(5,713)	(5,495)
Accumulated deficit	(1,120,067)	(623,844)
Total stockholders’ deficit	(1,606,210)	(629,311)
Total liabilities and stockholders’ deficit	441,849	620,180

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars except share and per share data)

	Nine months ended		Three months ended
	September 30		September 30
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)

Revenues	52,906	66,265	24,798	12,777

Research and development expenses	(328,529)	(174,271)	(181,175)	(73,058)
General and administrative expenses	(227,525)	(196,615)	(109,466)	(132,605)
Operating loss	(503,148)	(304,621)	(265,843)	(192,886)
Financing income (expense), net	6,925	(83,940)	(2,307)	(73,504)
Net loss	(496,223)	(388,561)	(268,150)	(266,390)

Other comprehensive loss - Foreign currency loss	(218)	(19,520)	(3,523)	(8,710)
Comprehensive loss	(496,441)	(408,081)	(271,673)	(275,100)

Loss per share (basic and diluted)	(0.00)	(0.00)	(0.00)	(0.00)

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(U.S. dollars except share and per share data)

	Preferred Stock, $0.0007, Par Value		Preferred Stock B, $0.0007, Par Value		Common Stock, $0.0007, Par Value		Additional	Foreign currency		Total Company’s
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	paid-in capital	translation adjustments	Accumulated deficit	stockholders’ equity

BALANCE AT JANUARY 1, 2019	-	-	3,870,000	2,709	-	-	(2,681)	6,091	(209,918)	(203,799)
CHANGES DURING THE PERIOD OF NINE MONTHS ENDED SEPTEMBER 30, 2019:
Foreign currency translation adjustments	-	-	-	-	-	-	-	(19,520)	-	(19,520)
Comprehensive loss for nine month ended September 30, 2019	-	-	-	-	-	-	-	-	(388,561)	(388,561)
BALANCE AT SEPTEMBER 30, 2019 (Unaudited)	-	-	3,870,000	2,709	-	-	(2,681)	(13,429)	(598,479)	(611,880)

	Preferred Stock, $0.0007, Par Value		Preferred Stock B, $0.0007, Par Value		Common Stock, $0.0007, Par Value		Additional	Foreign currency		Total Company’s
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	paid-in capital	translation adjustments	Accumulated deficit	stockholders’ equity

BALANCE AT JANUARY 1, 2020	-	-	3,870,000	2,709	-	-	(2,681)	(5,495)	(623,844)	(629,311)
CHANGES DURING THE PERIOD OF NINE MONTHS ENDED SEPTEMBER 30, 2020:
Effect of Reverse Capitalization	5,000,000	3,500	-	-	89,789,407,996	62,852,585	(63,336,543)	-	-	(480,458)
Foreign currency translation adjustments	-	-	-	-	-	-	-	(218)	-	(218)
Comprehensive loss for nine month ended September 30, 2020	-	-	-	-	-	-	-	-	(496,223)	(496,223)
BALANCE AT SEPTEMBER 30, 2020 (Unaudited)	5,000,000	3,500	3,870,000	2,709	89,789,407,996	62,852,585	(63,339,224)	(5,713)	(1,120,067)	(1,606,210)

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars)

	Nine months ended
	September 30,
	2020	2019
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(496,223)	(388,561)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation and amortization	29,775	29,563
Increase in liability for employee rights upon retirement	34,950	18,447
Decrease (increase) in accounts receivable	(5,956)	5,071
Decrease (increase) in other current assets	(15,029)	(14,594)
Increase in accounts payable	5,183	17,824
Increase in other accounts liabilities	47,351	25,345
Net cash used in operating activities	(399,949)	(306,905)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans granted to related parties	(242,091)	(149,178)
Purchase of Property and Equipment	(9,218)	(676)
Net cash used in investing activities	(251,309)	(149,854)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of lease liability	(21,474)	(13,881)
Loan received from parent company	408,988	673,133
Net cash provided by financing activities	387,514	659,252

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(1,567)	(1,768)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(265,311)	200,725

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	359,461	23,149

CASH AND CASH EQUIVALENTS AT END OF PERIOD	94,150	223,874

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

UCG, INC. (the “UCG”) was incorporated on September 13, 2017, under the laws of the State of Florida. The Company wholly-owns the issued and outstanding shares of RNA Ltd (Hereinafter: “RNA”).

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

On September 10, 2020, the holders of a majority of the Company’s voting stock approved an increase in the number of the authorized shares of the Company’s common stock to 750,000,000,000 shares. As of September 30, 2020, the increase in authorized common stock was not yet effective.

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

Since inception, the Group has devoted substantially all its efforts to research and development. The Group is still in its development stage and the extent of the Group’s future operating losses and the timing of becoming profitable, if ever, are uncertain. As of September 30, 2020, the Group had $94,150 of cash and cash equivalents, net losses of $496,223, accumulated deficit of $1,120,067, and a negative working capital of $38,809.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the nine-months ended September 30, 2020. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2020. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, certain revenues and expenses, and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates. As applicable to these financial statements, the most significant estimates and assumptions relate to going concern assumptions.

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

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(U.S. dollars except share and per share data)

NOTE 3 – RELATED PARTIES

A. Transactions and balances with related parties

	Nine months ended September 30		Three months ended September 30
	2020	2019	2020	2019

General and administrative expenses:
Salaries and fees to officers	81,377	55,768	51,791	29,720

Research and development expenses:
Salaries and fees to officers	46,779	29,869	31,357	15,889

B. Balances with related parties and officers:

	As of September 30,	As of December 31,
	2020	2019

Other current assets	261,823	176,804
Other accounts liabilities	167,232	-
Long term loan from related party	1,511,787	1,102,799

NOTE 4 – SUBSEQUENT EVENTS

On October 21, 2020, RNA Ltd., the Company’s subsidiary, and Giora Rozensweig, the Company’s interim Chief Executive Officer, entered into an employment agreement providing for the employment (the “Giora Employment Agreement”) of Mr. Giora Rozensweig as RNA’s Chief Executive Officer, with retroactive application to July 1, 2020. Under the Giora Employment Agreement, Mr. Rozensweig is paid an annual salary of the current New Israeli Shekel equivalent of $124,080, payable monthly. Under the Giora Rozensweig Employment Agreement he also receives the following: (i) Manager’s Insurance under Israeli law for the benefit of Mr. Rosenzweig pursuant to which RNA contributes amounts equal to (a) 8-1/3 percent (and Mr. Rosenzweig contributes an additional 5%) of each monthly salary payment, and (b) 6.5 % of Mr. Rosenzweig’s salary (with Mr. Rosenzweig contributing an additional 6%) to a pension fund, a form of deferred compensation program established under Israeli law. The Giora Employment Agreement also contains certain provisions for termination by RNA, which may result in a severance payment equal to twenty four months of base salary then in effect.

On October 21, 2020, RNA Ltd., the Company’s subsidiary, and Gaya Rozensweig entered into an employment agreement providing for the employment (the “Gaya Employment Agreement”) of Ms. Gaya Rozensweig as RNA’s controller, with retroactive application to July 1, 2020. Under the Gaya Employment Agreement, Ms. Rozensweig is paid an annual salary of the current New Israeli Shekel equivalent of $86,880, payable monthly. Under the Rosenzweig Employment Agreement, she also receives the following: (i) Manager’s Insurance under Israeli law for the benefit of Ms. Rosenzweig pursuant to which RNA contributes amounts equal to (a) 8-1/3 percent (and Ms. Rosenzweig contributes an additional 5%) of each monthly salary payment, and (b) 6.5% of Ms. Rosenzweig’s salary (with Ms. Rosenzweig contributing an additional 6%) to a pension fund, a form of deferred compensation program established under Israeli law. The Gaya Employment Agreement also contains certain provisions for termination by RNA, which may result in a severance payment equal to twenty four months of base salary then in effect.

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

On April 27, 2020, WHEN completed a reverse triangular merger pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) among the Company, R2GA, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Sub”), UCG, Inc., a Florida corporation (“Seller”), SG 77 Inc., a Delaware corporation and wholly-owned subsidiary of Seller (“SG”), and RNA Ltd., an Israeli company and a wholly owned subsidiary of SG (“RNA”). Under the terms of the Merger Agreement, R2GA merged with and into SG, with SG remaining as the surviving corporation and a wholly-owned subsidiary of the Company (the “Merger”). The Merger became effective as of April 29, 2020, upon the filing of a copy of the Merger Agreement and certificate of merger with the Secretary of State of the State of Delaware, whereby SG became a direct and wholly owned subsidiary of the Company and RNA indirect wholly owned subsidiary of the Company. Each of Gaya Rozensweig and George Baumeohl, directors of the Company, are also the sole shareholders and directors of UCG.

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

Corporate Structure (Diagram)

The corporate structure of the WHEN Group is reflected below in this diagram

Comparison of the Three and Nine Months Ended September 30, 2020 to the Three and Nine Months Ended September 30, 2019

Results of Operations

Comparison of the three months ended September 30, 2020 and 2019

Revenues.

Revenues for the three months ended September 30, 2020 were $24,798 an increase of $12,021, or 94%, compared to total revenues of $12,777 for the three months ended September 30, 2019. Revenues were comprised primarily of software license fees

Research and Development

Research and development expenses consist of salaries and related expenses, consulting fees, service providers’ costs, related materials and overhead expenses. Research and development expenses for the three months ended September 30, 2020 were $181,175, an increase of $108,117, or 148%, compared to research and development expenses of $73,058 for the three months ended September 30, 2019. The increase is mainly attributable to the increase in payroll and related expenses as well as professional fees paid to outside consultant, rent and office expenses attributable to our research and development activities.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, rent and office expenses. General and administrative expenses for the three months ended September 30, 2020 were $109,466, an increase of $23,139, or 17%, compared to general and administrative expenses of $132,605 for the three months ended September 30, 2019. The increase is primarily attributable to the increase in administrative manpower and the related salaries and related expenses, rent and office expenses.

Financing Expenses, Net

Financing expenses, net for the three months ended September 30, 2020 was $2,307, an decrease of $71,197, or 97%, compared to financing expenses, net, of $73,504 for the three months ended September 30, 2019. The decrease is mainly a result of the effect of currency exchange differentials between the US Dollar and the New Israeli Shekel in the three months ended September 30, 2019 resulting in exchange losses in RNA.

Comparison of the Nine Months ended September 30, 2020 and 2019

Revenues

Revenues for the nine months ended September 30, 2020 were $52,906, a decrease of $13,359, or 20%, compared to total revenues of $66,265 for the nine months ended September 30, 2019.

Research and Development

Research and development expenses consist of salaries and related expenses, consulting fees, service providers’ costs, related materials and overhead expenses. Research and development expenses for the nine months ended September 30, 2020 were $328,529, an increase of $154,258, or 89%, compared to total research and development expenses of $174,271 for the nine months ended September 30, 2019. The increase is mainly attributable to the increase in payroll and related expenses as well as professional fees paid to outside consultant, rent and office expenses attributable to our research and development activities.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, rent and office expenses. General and administrative expenses for the nine months ended September 30, 2020 were $227,525, an increase of $30,910, or 16%, compared to total general and administrative expenses of $196,615 for the nine months ended September 30, 2019. The increase is mainly a result of the increase in administrative manpower and the related salaries and related expenses, rent and office expenses.

Financing Expenses, Net

Financing income, net for the nine months ended September 30, 2020 were $6,925, an increase of $90,865, compared to total financing expenses of $83,940 for the nine months ended September 30, 2019. The increase in finance income is mainly a result of the effect of currency exchange differences between the US Dollar and the New Israeli Shekel in the nine months ended September 30, 2019 resulting in exchange losses in RNA.

Financial Condition, Liquidity and Capital Resources

On September 30, 2020, we had current and total assets of $441,849. We had current and total liabilities of $458,609 and $2,048,059, respectively, at September 30, 2020.

On September 30, 2020, we had a working capital deficiency of $38,809.

We had $94,150 in cash on September 30, 2020 compared to $223,874 in cash on September 30, 2019. Cash used by operations for the nine months ended September 30, 2020 was $399,949 as compared to $306,905 for nine months ended September 30, 2019. The increase in cash used by operations is related to the increase in salaries and related expenses as well as service providers.

Net cash used in investing activities was $251,309 for the nine months ended September 30, 2020, as compared to net cash used in investing activities of $149,854 for the nine months ended September 30, 2019. The increase is mainly due to the increase in loans granted to related parties.

Net cash provided by financing activities was $387,514 for the nine months ended September 30, 2020, as compared to net cash provided by financing activities of $659,252 for the nine months ended September 30, 2019. The decrease is mainly due to the decrease in loans received from related parties.

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

Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that we will continue as a going concern. We have an accumulated deficit of $1,120,067, and a working capital deficiency of $38,809 at September 30, 2020, and net loss from operations of $503,148 for the nine months period ended September 30, 2020. These conditions raise substantial doubt about our ability to continue as a going concern. The Condensed Consolidated Financial Statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Interim Chief Executive Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Interim Chief Executive Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based on that evaluation, our management, including our Interim Chief Executive Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2020.

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

Changes in Internal Controls over Financial Reporting.

Except for the material weakness and associated remediation plan, there have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us or our business.

ITEM 1A.	RISK FACTORS

During the quarter ended September 30, 2020, there were no material changes to the risk factors previously reported in our Current Report on Form 8-K filed on April 30, 2020.

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION:

None.

ITEM 6.	EXHIBITS

Exhibit Index:

10.1	Employment Agreement dated as of October 21, 2020 between RNA Ltd. and Giora Rozensweig
10.2	Employment Agreement dated as of October 21, 2020 between RNA Ltd. and Gaya Rozensweig
31.1*	Certification of Interim Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of Interim Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD HEALTH ENERGY HOLDINGS, INC.
(Registrant)

By:	/s/ Giora Rozensweig
Giora Rozensweig
Interim Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Date:	November 23, 2020

