Form 10-K
period 2020-12-31
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2021-04-15
CIK 943535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

MARK ONE:

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2020

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

As of April 10, 2021, 89,789,407,996 shares of the registrant’s common stock, par value $0.0007 per share, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2020) was approximately $2.6 million, as computed by reference to the closing price of such common stock on OTC Market on such date.

2020 ANNUA L REPORT (SEC FORM 10-K)

INDEX

Securities and Exchange Commission
Item Number and Description

CAUTIONARY NOTE REGARING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results and the effects of the COVID-19 pandemic or any similar pandemic.

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

PART I

Item 1. The Company

World Health Energy Holdings, Inc. (“we” “us” “our” the “Company” or “WHEN”) was incorporated on May 21, 1986 in the state of Delaware. WHEN is a diversified energy, health, and cybersecurity technology company with corporate offices that are located in Boca Raton, Florida and Ramat Gan, Israel.

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

RNA is primarily a research and development company that has been performing software design services in the field of cybersecurity. SG is primarily engaged in the marketing and distribution of cybersecurity related products. In anticipation of the transaction contemplated under the Merger Agreement, SG was formed and all of the cybersecurity rights and interests held by UCG, including the share ownership of RNA, were assigned to SG.

Following the closing, each of SG 77 and RNA became wholly-owned subsidiaries of the Company.

Overview

The Company, through SG and RNA, is primarily engaged in data security and analytics and provides intelligent security software and services to enterprises and individuals worldwide The Company leverages artificial intelligence (“AI”) and machine learning to deliver innovative solutions in the areas of cybersecurity, safety focusing on the areas of endpoint security, endpoint management and encryption.

As the digital transformation of enterprises continues to advance, workforces are becoming more dispersed and mobile, and data and applications are increasingly migrating to the cloud. As part of this trend, the number of connected endpoints is growing rapidly, as is their complexity and the volume of data that they process and store. These endpoints, which include smartphones, laptops, desktops, servers, vehicles, industrial equipment and other connected devices in the Internet of Things (“IoT”), are increasingly a target for cyber adversaries. The COVID-19 pandemic has accelerated the decentralization of the workplace prompting many enterprises to shift to substantially remote and mobile work models. At the same time, the threat environment has become increasingly hostile as the number of adversaries grows and the scale and sophistication of their attacks, increasingly focused on the endpoint, continue to develop.

The landscape of increasing vulnerability has created opportunities for secure communications platforms, endpoint cybersecurity and management solutions, analytic tools and related services that help enterprises and individuals to secure their connected endpoints.

Our software specializes in data protection, threat detection and response. Our Product offerings enable enterprises to protect data stored on premises and in the cloud, confidential data belonging to customers, financial records, strategic and product plans and other intellectual property and, on a parental or guardian level, to monitor minor children’s cyber activities.

Our product offering, built on proprietary technology, helps enterprises protect data against cyberattacks from both internal and external threats. Our products enable enterprises to analyze data, account activity and user behavior to detect attacks and prevents or limits unauthorized use of sensitive information and prevents potential cyberattacks and limits others by automatically locking down data, allowing access to those who need it. Our products efficiently sustain a secure state with automation and address additional important use cases including data protection, data governance, compliance, data privacy, classification and threat detection and response.

Strategy

We believe that the technology underlying our product offering is our primary competitive advantage. The strength of our solution is driven by several proprietary technologies and methodologies that we have developed, coupled with how we have combined them into our highly versatile platform. These advantages enable our end users to

●	Prevent trade secret and data leakage

●	Protect against hackers

●	Minimize loss of productivity

●	Detect embezzlements and thefts

●	Defend employees from harassments

●	Prevent talent and client poaching

●	Avoid human errors

●	Develop a new level of decision-making ability based on accurate and real-time data.

●	Assist parents and legal guardians in monitoring their minor children’s’ cyber online activities.

The Company’s go-to-market strategy focuses principally on generating revenue from software, services and licensing. The Company intends to drive revenue growth and to achieve margins that are consistent with those of other enterprise software companies.

We intend to sell substantially all of our products and services to distributors and resellers, which will sell to end-user customers, which we refer to in this report as our customers.

We believe that the COVID-19 pandemic, which continues to impact all of society has increased our long-term opportunity to help our customers protect their data and detect threats. Companies around the world now have employees working remotely from potentially vulnerable home networks, accessing critical on-premises data storages and infrastructure through VPNs and sharing information in cloud data stores. We believe this trend is likely to continue in the long-term and that we are striving to capitalize on the opportunity ahead.

The implementation of our strategies is subject to our raising significant cash resources to, of which no assurance can be provided that we will be successful in raising the needed capital on commercially reasonable terms. As of the date of this report, we have no commitments for any capital raise.

Product Offerings

Our Product offerings are comprised of two segments, one targeting for commercial enterprises (B2B) and one for the individual users (B2C).

B2B Offerings—The B2B Cybersecurity system software development and implementation program focused on innovative solutions for the constantly evolving cyber challenges of businesses, non-governmental organizations (NGO’s) and governmental entities.

We recently launched OTOGRAPH, our comprehensive cybersecurity and information security system, to enable business enterprises to monitor, analyze and prevent suspicious or harmful behavior on corporate networks and connected devices. The OTOGRAPH is designed to analyze and prevent internal or external abuse or abnormal activity on enterprise devices, such as PCs, mobile phones, servers or any other OS-based IOT device.

The rapid transition to open and cloud-based remote workforce has exposed businesses and organizations across the world to higher risks of cyber-attacks and information security breaches. To enable businesses to better protect their data and workflow, we developed a Business Behavioral Analysis (BBA) system that enables business leaders to track all activity from any given location on a one-stop dashboard. Developed over the past two years, OTOGRAPH provides aggregated data and a wide variety of real-time analytics such as real time monitoring of online behavior, applications and system behavior, data breaches, internal and external connections analytics, productivity analysis and psycholinguistic analysis. Corporations and organizations can then use the dashboard to detect suspicious human or device activities that put their company at risk.

OTOGRAPH was developed based on a state of the art intelligence technology combined with AI technology that processes and analyzes massive amounts of behavioral and communication data and enables organizations to make real time accurate preventive assessments and decisions to protect company assets and ensure operational efficiency. OTOGRAPH deploys a unique Business Behavioral Analysis (BBA) machine learning software. Behavioral digital data is extracted from all endpoint devices that are connected to the company’s network infrastructure – whether physically, wirelessly or remotely. The data is processed and analyzed to learn and to reveal the unique digital behavioral pattern of the organization as a whole and of every endpoint or individual.

OTOGRAPH then sets baselines of normal patterns for each, and constantly searches for anomalies – deviations from those expected patterns. The anomalies are detected automatically and instantly, categorized by their type and generate push alerts which are sent to the business leader’s dashboard and enabling him to respond to the threat.

OTOGRAPH is continuously learning and calibrating the normal patterns and their thresholds to minimize the number of false alarms and constantly adapt to the changing needs of organizations in real time.

B2C Cybersecurity —The B2C Cybersecurity division targets families concerned with external cyber threats and exposures in addition to monitoring a child’s behavioral patterns that may alert parents to potential tragedies caused by cyber bullying, pedophiles, other predators, and depression.

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

The Parental System has similar features to those of the B2B yet tailored to fit the needs of parents and guardians to protect their children. Such variations focus on online behavioral patterns whether vocally, via SMS or social media platforms. If there is a change in behavior patterns, the product is designed to immediately send the parent or adult guardian an alert. For example, one of the identifiable indicators before suicide is social withdrawal, something which today appears as a significant decrease in text message exchanges. The system categorizes this decrease as a red flag. Moreover, there are certain words and phrases which increase in use prior to suicide which the system will detect these it will put them in the red flag category.

While analyzing voice calls based on; tone of speech, lengths of the conversation and the frequency of calls, Parental System Analytics is capable of identifying changes in behavioral patterns and flagging these changes. For example, studies showed that with deteriorating mental health, the frequency of calls decreases and the sentences along with the length of the conversations get shorter. Any such discrepancy in behavior patterns will send a real time alert to the parent or legal guardian, potentially avoiding a tragedy.

Sales and Marketing

We license the vast majority of our products and services thru a global network of resellers and distributors that we refer to as our channel partners. In addition, we maintain a highly trained professional sales force that is responsible for overall market development, including the management of the relationships with our channel partners and supporting channel partners in winning customers through product demonstrations and risk assessments. Our channel partners identify potential sales targets, maintain relationships with customers and introduce new products to existing customers. Sales to our channel partners are generally subject to our standard, non-exclusive channel partner agreement.

Research and Development

Our research and development efforts are focused primarily on improving and enhancing our existing products, as well as developing new products, features and functionality. Use of our products has expanded from data governance into areas such as data security, privacy, accessibility and retention, and we anticipate that customers and innovation will drive functionality into additional areas. We regularly release new versions of our products which incorporate new features and enhancements to existing ones. We conduct substantially all of our research and development activities in Israel, and we believe this provides us with access to world-class engineering talent. In addition, we continue to seek opportunities to extend our technological capabilities and grow our business from strategic technological tuck-in acquisitions.

Our research and development expense was $263,534 and $489,210 in 2019 and 2020, respectively.

Intellectual Property

We attempt to protect our technology and the related intellectual property under trade secret laws, confidentiality procedures and contractual provisions. No single intellectual property right is solely responsible for protecting our products. The nature and extent of legal protection of our intellectual property rights depends on, among other things, its type and the jurisdiction in which it arises. We currently have no issued patents.

We rely on our unpatented proprietary technology and trade secrets. We generally enter into confidentiality agreements with our employees, consultants, service providers, vendors and customers and generally limit internal and external access to, and distribution of, our proprietary information and proprietary technology through certain procedural safeguards. We also rely on invention assignment agreements with our employees, consultants and others, to assign to the Company all inventions developed by such individuals in the course of their engagement with the Company.

In addition to Company-owned intellectual property, we license software from third parties for integration into our solutions, including open source software and other software available on commercially reasonable terms. It may be necessary in the future to seek or renew licenses relating to various aspects of our products, processes and services. While we have generally been able to obtain such licenses on commercially reasonable terms in the past, we cannot provide assurance that such third parties will maintain such software or continue to make it available.

Competition

Our main competition in the global parental control software market are McAfee LLC (US), Avanquest (France), Bitdefender (Romania), SaferKid (US), Symantec Corporation (US), Webroot Inc. (US), Content Watch Holdings, Inc. (US), Verizon Communications Inc. (US), Mobicip LLC (US), and Trend Micro Inc. (Japan). These are companies that may have been in the market longer than our company, and/or have a more recognizable name, but our proprietary algorithms are designed to trace behavioral pattern changes in the user as opposed to the machine, thus providing a better understanding of the user.

With regards to the B2B product and software available to protect businesses, we believe that our B2B solution is truly unique. Our main known competitor is Checkpoint Systems, yet, our cyber software provides unique protection by analyzing inner company behavioral patterns as well as external, thus aiding our clients to foresee security breaches whether from an internal or external threat.

Regulatory Environment

Foreign and domestic laws and regulations apply to many aspects of the Company’s business.

The Company collects and uses a wide variety of information for various purposes in its business, including to help ensure the integrity of its services and to provide features and functionality to customers. This aspect of the Company’s business is subject to a broad array of evolving privacy and data protection laws, including the European Union’s General Data Protection Regulation national and state laws within the United States, including the California Privacy Rights Act. These laws impose strict operational requirements and can provide for significant penalties for non-compliance. Elements of these evolving laws and regulations, as well as their interpretation and enforcement, remain unclear and the Company may be required to modify its practices to comply with them in the future.

Employees

As of December 31, 2020, we had nine (9) employees. Of which six (6) are primarily engaged in research and development and three (3) in administrative positions.

Other Corporate Holdings

We currently also have the following subsidiaries.

FSC Solutions, Inc. On June 26, 2015, we entered into a Stock Purchase Agreement (the “Agreement”) with FSC and its shareholders which included Uri Tadelis, our former Chief Executive Officer and Director and our former Directors Chaim J. Lieberman and Gal Levy. The Agreement was effective as of July 1, 2015 which served as the closing date for the acquisition. Pursuant to the terms of the Agreement, we acquired all of the capital stock of FSC in exchange for the issuance of 70 billion shares of our unregistered common stock with the possibility of the issuance of an additional 130 Billion common shares upon FSC meeting certain milestones as outlined in the Agreement. Upon completion of the acquisition of FSC, we intended to employ FSC’s software and trading platform to enter the on-line trading industry. Subsequent to the completion of the acquisition, we determined that FSC did not have control over the trading platform and software we expected to acquire and operate. Please refer to Item 3 of this report.

World Health Energy, Inc. World Health Energy, Inc. owns an algae-tech business whose primary focus was the production of algae using their proprietary GB3000 growth system. The system quickly and efficiently grows algae for the production of biofuels and food protein. We also sought to produce and market high-quality, low-cost B100 biodiesel. Though, we believe that the Company has been successful in demonstrating the effectiveness of the GB3000 system on a small-scale the Company has not yet been able to raise the necessary capital to implement their technologies on a commercial scale.

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

Item 1A. Risk Factors.

You should consider each of the following risk factors and any other information set forth in this Form. 10-K as the other Company’s reports filed with the SEC, including the Company’s consolidated financial statements and related notes, in evaluating the Company’s business and prospects. The risks and uncertainties described below are not the only ones that impact the Company’s operations and business. Additional risks and uncertainties not presently known to the Company, or that the Company currently considers immaterial, may also impair its business or operations. If any of the following risks actually occur, the Company’s business and financial condition, results or prospects could be harmed.

Risks Relating to Our Business and Industry

We will need to raise significant capital in order to realize our business plan and the failure to obtain the needed funding could lead to our operational failure.

We will need to raise additional working capital in order to design and develop our second-generation online security and data protection technologies, expand our market strategy and potentially acquire complementary technologies. Without adequate funding, we also may not be able to accelerate the development and deployment of our products, respond to competitive pressures and develop new or enhanced products. At the present time, we have no commitments for any financing, and there can be no assurance that capital will be available to us on commercially acceptable terms or at all. We may have difficulty obtaining additional funds as and when needed, and we may have to accept terms that would adversely affect our stockholders. Any failure to achieve adequate funding will delay our development programs and product launches and could lead to abandonment of one or more of our development initiatives, as well as prevent us from responding to competitive pressures or take advantage of unanticipated acquisition opportunities.

Any additional equity financing may be dilutive to stockholders, and debt and certain types of equity financing, if available, may involve restrictive covenants or other provisions that would limit how we conduct our business or finance our operations.

Even if we raise funds to address our immediate working capital requirements, we also may be required to seek additional financing in the future to respond to increased expenses or shortfalls in anticipated revenues, accelerate product development and deployment, respond to competitive pressures, develop new or enhanced products, or take advantage of unanticipated acquisition opportunities.

These conditions raise substantial doubt as to our ability to continue as a going concern and may make it more difficult for us to raise additional capital when needed. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of reported assets or liabilities should we be unable to continue as a going concern.

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this prospectus. Our audited financial statements at December 31, 2020 and 2019 and for the years then ended were prepared assuming that we will continue as a going concern.

Primarily as a result of our losses and limited cash balances and cash flows, the report of our independent registered public accounting firm included elsewhere in this prospectus contains an explanatory paragraph on our financial statements stating that our ability to continue as a going concern is highly contingent on our ability to raise capital for ongoing research and development and clinical trials as we expect to continue to incur losses for the foreseeable future. Such an opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. There is no assurance that sufficient financing will be available when needed to allow us to continue as a going concern. The perception that we may not be able to continue as a going concern may also make it more difficult to operate our business due to concerns about our ability to meet our contractual obligations. We cannot provide any assurance that we will be able to raise additional capital.

If we are unable to secure additional capital, we may be required to curtail our clinical and research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in our clinical and regulatory efforts, which is critical to the realization of our business plan. The accompanying financial statements do not include any adjustments that may be necessary should we be unable to continue as a going concern. It is not possible for us to predict at this time the potential success of our business. The revenue and income potential of our proposed business and operations are currently unknown. If we cannot continue as a viable entity, you may lose some or all of your investment.

We have a history of losses and expect to incur losses and negative operating cash flows in the future.

We expect our operating losses to continue as we continue to expend resources to further develop and enhance our technology offering, to complete prototypes for proof-of-concept, obtain regulatory clearances or approvals as required, expand our business development activities and finance capabilities and conduct further research and development. We also expect to experience negative cash flow in the short-term until licensing revenues increase from our planned acquisitions.

The nature of the technology platforms utilized by us are complex and highly integrated, and if we fail to successfully manage releases or integrate new updates, it could harm our revenues, operating income, and reputation.

The technology platforms developed by us accommodate integrated applications that include our own developed technology and third-party technology, thereby substantially increasing their functionality. By enabling such system interoperability, our communications platform both reduces implementation and ongoing costs, and improves overall management efficiencies.

Due to this complexity and the condensed development cycles under which we operate, we may experience errors in our software, corruption or loss of our data, or unexpected performance issues from time to time. For example, our solutions may face interoperability difficulties with software operating systems or programs being used by our customers, or new releases, upgrades, fixes or the integration of acquired technologies may have unanticipated consequences on the operation and performance of our other solutions. If we encounter integration challenges or discover errors in our solutions late in our development cycle, it may cause us to delay our launch dates. Any major integration or interoperability issues or launch delays could have a material adverse effect on our revenues, operating income and reputation.

Security breaches, cyberattacks or other cyber-risks of our IT and production systems could expose us to significant liability and cause our business and reputation to suffer and harm our competitive position.

Our corporate infrastructure stores and processes our sensitive, proprietary and other confidential information (including as related to financial, technology, employees, marketing, sales, etc.) which is used on a daily basis in our operations. In addition to that, our software involves transmission and processing of our customers’ confidential, proprietary and sensitive information. We have legal and contractual obligations to protect the confidentiality and appropriate use of customer data.

High-profile cyberattacks and security breaches have increased in recent years, with the potential for such acts heightened as a result of the number of employees working remotely due to COVID-19. Security industry experts and government officials have warned about the risks of hackers and cyberattacks targeting IT products and enterprise infrastructure. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and often are not recognized until launched against a specific target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As we continue to increase our client base and expand our brand, we may become more of a target for third parties seeking to compromise our security systems and we anticipate that hacking attempts and cyberattacks will increase in the future. We cannot give assurance that we will always be successful in preventing or repelling unauthorized access to our systems. We also may face delays in our ability to identify or otherwise respond to any cybersecurity incident or any other breach. Additionally, we use third-party service providers to provide some services to us that involve the storage or transmission of data, such as SaaS, cloud computing, and internet infrastructure and bandwidth, and they face various cybersecurity threats and also may suffer cybersecurity incidents or other security breaches. Despite our security measures, our IT and infrastructure may be vulnerable to attacks. Threats to IT security can take a variety of forms. Individual and groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states, continuously undertake attacks that pose threats to our customers and our IT. These actors may use a wide variety of methods, which may include developing and deploying malicious software or exploiting vulnerabilities in hardware, software, or other infrastructure in order to attack our products and services or gain access to our networks, using social engineering techniques to induce our employees, users, partners, or customers to disclose passwords or other sensitive information or take other actions to gain access to our data or our users’ or customers’ data, or acting in a coordinated manner to launch distributed denial of service or other coordinated attacks. Inadequate account security practices may also result in unauthorized access to confidential and/or sensitive data.

Security risks, including, but not limited to, unauthorized use or disclosure of customer data, theft of proprietary information, theft of intellectual property, theft of internal employee’s PII/PHI information, theft of financial data and financial reports, loss or corruption of customer data and computer hacking attacks or other cyberattacks, could require us to expend significant capital and other resources to alleviate the problem and to improve technologies, may impair our ability to provide services to our customers and protect the privacy of their data, may result in product development delays, may compromise confidential or technical business information, may harm our competitive position, may result in theft or misuse of our intellectual property or other assets and could expose us to substantial litigation expenses and damages, indemnity and other contractual obligations, government fines and penalties, If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures and our products could be harmed, we could lose potential sales and existing customers, our ability to operate our business could be impaired, and we may incur significant liabilities, and we could suffer harm to our reputation and competitive position, and our operating results could be negatively impact our business.

The market opportunity for our products and services may not develop in the ways that we anticipate.

The demand for our products and services can change quickly and in ways that we may not anticipate because the market in which we operate is characterized by rapid, and sometimes disruptive, technological developments, evolving industry standards, frequent new product introductions and enhancements, changes in customer requirements and a limited ability to accurately forecast future customer orders. Our operating results may be adversely affected if the market opportunity for our products and services does not develop in the ways that we anticipate or if other technologies become more accepted or standard in our industry or disrupt our technology platforms.

If we are unable to maintain successful relationships with our channel partners, our business could be adversely affected.

We rely on channel partners, such as distribution partners and resellers, to sell licenses and support and maintenance agreements for our software and to perform some of our professional services. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners.

Our agreements with our channel partners are generally non-exclusive, meaning our channel partners may offer customers the products of several different companies. If our channel partners do not effectively market and sell our software, choose to use greater efforts to market and sell their own products or those of others, or fail to meet the needs of our customers, including through the provision of professional services for our software, our ability to grow our business, sell our software and maintain our reputation may be adversely affected. Our contracts with our channel partners generally allow them to terminate their agreements for any reason upon 30 days’ notice. A termination of the agreement has no effect on orders already placed. The loss of a substantial number of our channel partners, our possible inability to replace them, or the failure to recruit additional channel partners could materially and adversely affect our results of operations. If we are unable to maintain our relationships with these channel partners, our business, results of operations, financial condition or cash flows could be adversely affected. Finally, even if we are successful, our relationships with channel partners may not result in greater customer usage of our products and professional services or increased revenue.

The online security and device management industry is highly competitive, and we have a number of competitors that are larger and have greater resources.

We operate in an intensely competitive market which experiences rapid technological developments, changes in customer requirements and changes in industry standards. These in addition to the frequent new product introductions and improvements offered by our competitors. Our competitive position could weaken, and we could experience a drop-in revenue in we are not able to anticipate or react to competitive challenges or if new or existing competitors gain market share in any of our markets. In order to successfully compete, we must maintain a successful research and development effort to develop new product and enhance our existing products. Should we not be successful in responding to our competitors or to changing technological and customer demands, the outcome could be a negative effect on our competitive position and our financial results.

Another challenge is the growing competition from network equipment and computer hardware manufacturers as well as large operating system providers. These firms continuously develop and incorporate into their products data protection and storage and server management software that competes at some levels with our product offerings. Our competitive position could be adversely affected to the extent that our customers perceive the functionality incorporated into these products as replacing the need for our products.

Many of our competitors have deeper pockets, greater technical, sales, marketing, or other resources than we do and consequently may have the ability to influence customers to purchase their products instead of ours.

There is uncertainty as to market acceptance of our technology and services.

The demand for our products and services can change quickly and in ways that we may not anticipate because the market in which we operated is characterized by rapid, and sometimes disruptive, technological development.

We may not be able to complete or integrate successfully any potential future acquisitions, partnerships or joint ventures.

Acquisitions can involve a number of special risks and challenges, including but not limited to:

●	Complexity, time and costs associated with the integration of acquired business operations, workforce, products and technologies into our existing business, sales force, employee base, product lines, and technology.

●	Management distraction from our existing business and other business opportunities.

●	Employee termination could occur and thus inducing costs associated with the termination of those employees.

●	Assumption of debt or other liabilities of the acquired business, including litigation related to the acquired business.

●	Increased expenses and working capital requirements.

●	Dilution of existing stockholders’ shares.

●	Increased costs and efforts in connection with compliance with Section 404 of the Sarbanes-Oxley Act.

Integrating an acquired business can be complex, time consuming, as well as an expensive process, which can impact the effectiveness of our internal control over financial reporting.

If such integration is unsuccessful, we may not realize the potential benefits of an acquisition or suffer from adverse effects that we currently cannot foresee.

Any of the foregoing, along with other factors, could harm our ability to achieve anticipated levels of profitability from such acquired businesses or to realize other anticipated benefits of such acquisitions. Due to the fact that acquiring high technology companies is inherently risky, there can be no assurance that future acquisitions will be successful and shall not adversely affect our business, financial condition or operating results.

If we cannot keep pace with rapid developments and changes in our industry and provide new services to our clients, the use of our services could decline, reducing our revenues.

Our future success depends on our ability to respond to the rapidly changing needs of our customers by developing product upgrades and introducing new products on a timely basis. Though we have and continue to incur, significant research and development expenses, the development and introduction of a new product involves significant resources and time commitment and is therefore subject to risks including:

●	Managing the length of the development cycle for new product enhancements, which could be longer than originally anticipated.

●	Adapting our products to the endlessly evolving industry standards and to our competitors’ technological developments.

●	Entering into new markets in which we have limited experience.

●	Incorporating acquired products and technologies.

●	Integrating our various security and storage technologies, management solutions, and support into unified enterprise security and storage solutions.

●	Developing or expanding efficient sales channels.

In addition, if we cannot adapt our business models to keep pace with industry trends, our revenue could be negatively impacted.

If we are not successful in managing these risks and challenges, or if our new products, product upgrades, and services are not technologically competitive or do not achieve market acceptance, our business and operating results could be adversely affected.

Our cybersecurity system might be used for fraudulent, illegal or improper purposes, which could expose us to additional liability and harm our business.

Reputation in the cybersecurity field is an important corporate asset. An operating incident, significant cybersecurity disruption, or other adverse event may have a negative impact on our reputation. This, in turn, could make it more difficult for us to compete successfully for new opportunities, obtain necessary regulatory approvals, or could reduce consumer demand for our branded products.

Furthermore, such disruptions or fraudulent use could expose us to liabilities such as lawsuits and settlements. Such liabilities could be time consuming, costly and harmful to our business and funds.

We may be subject to the risks of doing business internationally.

We have significant operations outside of the U.S., including engineering, sales, customer support and production, these will be subject to risks in addition to those faced by our domestic operations such as:

●	Potential loss of proprietary information due to misappropriation or laws that may be less protective of our intellectual property rights that U.S. laws or may not be adequately enforced.

●	Governmental control and other foreign law requirements, including labor restrictions and related laws that can impact our business operations.

●	Restrictions on our ability to repatriate cash from our international subsidiaries or to exchange cash availability for use in the U.S.

●	Fluctuations in currency exchange rates and economic instability such as higher interest rates in the U.S. and inflation could reduce our customers’ ability to obtain financing for software products or could make our products more expensive or could increase our costs of doing business in certain countries.

●	Longer payment cycles due to sales in foreign countries.

●	Difficulties related to administering a stock plan in some foreign countries.

●	Delays and costs related to developing software and providing support in various languages.

●	Political unrest, war, or terrorism, particularly in areas in which we have facilities.

Costs of compliance with laws and regulations

We are subject to regulatory environment changes regarding privacy and data protection and could have a material impact on our results of operations.

The growth and expansion of the company into a variety of new fields may potentially involve new regulatory issues/requirements such as the EU General Data Protection Regulation (GDPR) or the New York Department of Financial Services (NYDFS) Cybersecurity Regulation. The potential cost of compliance with or imposed by new/existing regulations and policies that are applicable to us may affect the use of our products and services and could have a material adverse impact on our results of operations.

We may not be able to successfully protect the intellectual property we license and may be subject to infringement claims.

We rely on a combination of contractual rights, copyright, trademark and trade secret laws to establish and protect our proprietary technology. We customarily require our employees and independent contractors to execute confidentiality agreements or otherwise to agree to keep our proprietary information confidential when their relationship with us begins. Typically, our employment contracts also include clauses requiring our employees to assign to us all of the inventions and intellectual property rights they develop in the course of their employment and to agree not to disclose our confidential information. Nevertheless, others, including our competitors, may independently develop similar technology to that licensed by us, duplicate our services or design around our intellectual property. Further, contractual arrangements may not prevent unauthorized disclosure of our confidential information or ensure an adequate remedy in the event of any unauthorized disclosure of our confidential information. Because of the limited protection and enforcement of intellectual property rights in many foreign markets, our intellectual property rights may not be as protected as they may be in more developed markets such as the United States. We may have to litigate to enforce or determine the scope or enforceability of our intellectual property rights (including trade secrets and know-how), which could be expensive, could cause a diversion of resources and may not prove successful. The loss of intellectual property protection could harm our business and ability to compete and could result in costly redesign efforts, discontinuance of certain service offerings or other competitive harm. Additionally, we do not hold any patents for our business model or our business processes, and we do not currently intend to obtain any such patents in Mexico, the United States or elsewhere.

We may also be subject to costly litigation in the event our services or the technology that we license are claimed to infringe, misappropriate or otherwise violate any third party’s intellectual property or proprietary rights. Such claims could include patent infringement, copyright infringement, trademark infringement, trade secret misappropriation or breach of licenses. We may not be able to successfully defend against such claims, which may result in a limitation on our ability to use the intellectual property subject to these claims and also might require us to redesign affected services, enter into costly settlement or license agreements, pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our services. In such circumstances, if we cannot or do not license the infringed technology on reasonable terms or substitute similar technology from another source, our revenue and earnings could be adversely impacted. Additionally, in recent years, non-practicing entities have been acquiring patents, making claims of patent infringement and attempting to extract settlements from companies in our industry. Even if we believe that such claims are without merit and successfully defend these claims, defending against such claims is time consuming and expensive and could result in the diversion of the time and attention of our management and employees.

If we don’t have sufficient resellers it is possible we won’t have sufficient funds for aggressive advertising campaigns thus resulting in deficits.

We sell our products to customers around the world through resellers. Sales through indirect channels involve a number of risks, including:

●	Our resellers are not subject to minimum sales requirements or to any obligations to market our products to their customers

●	Our reseller agreements are generally nonexclusive and may be terminated at any time without cause.

●	It is possible that our resellers distribute competing products and may, occasionally, place a greater emphasis on the sale of these products due to pricing, promotions, and other terms offered by such competitors.

We are subject to Currency exchange rate fluctuations

Our exposure to exchange risk mainly involves sales negotiated with customers in U.S. dollars net of expenses and possible investment or loan repayments in this currency. The change in foreign currencies compared to the Israeli Shekel may have an impact on the profit and loss statements for the Company.

Fluctuations in demand for our products and services are driven by many factors, and a decrease in demand for our products could adversely affect our financial result.

We are subject to fluctuations in demand for our products and services due to a variety of factors, including general economic conditions, competition, technological changes, changes in buying patterns, financial difficulties and or budget cuts of our actual and potential customers or resellers, awareness of security threats to IT systems, and other factors. Though such factors can at times increase our sales, yet such fluctuations could have a negative impact on our product sales. If for any reason the demand for our products declines, our revenues and gross margin could be adversely affected.

Our products are complex and operate in a wide variety of computer configurations, which could result in errors or product failures.

Due to the complexity of our product, there is a chance that our products contain undetected errors, failures, or bugs, especially when products are first introduced or when new versions are released. Our products are installed and used in large-scale computing environments, therefore are subject to different operating systems, system management software and network configurations, all of which may cause errors or a failure in our products. Furthermore, these may expose undetected errors, failures, or bugs in our products.

Errors, failures, or bugs in our products could result in negative reviews and publicity, causing damage to our brand name, product returns. These in turn could result in loss of market acceptance, loss of competitive position, or claims by customers. Finally, if an actual or perceived breach of information integrity or availability occurs in one of our customer’s systems, regardless of whether the breach is attributable to our products, the market perception of the effectiveness of our products could be harmed.

Solving any of these problems could require significant expenses and other resources and could cause interruptions, delays, or cessation of our product licensing, which could cause us to lose existing or potential customers and thus affect our operating results.

If we are unable to attract and retain qualified employees, lose key personnel, fail to integrate replacement personnel successfully, or fail to manage our employee base effectively, we may be unable to develop new and enhanced products and services, effectively manage or expand our business, or increase our revenues.

Our future success depends upon our ability to recruit and retain our key management, technical, sales, marketing, finance, and other critical personnel. Our officers and other key personnel are employees-at-will, and we cannot assure you that we will be able to retain them as the competition for workers with the specific skills that we require is significant. In order to attract and retain personnel in a competitive marketplace, we believe that we must provide a competitive compensation package, including cash and equity-based compensation. The unpredictability in our stock price may from time to time unfavorably affect our ability to recruit or retain employees. In addition, we may be unable to obtain required stockholder approvals of future increases in the number of shares available for issuance under our equity compensation plans, and accounting rules require us to treat the issuance of employee stock options and other forms of equity-based compensation as compensation expense. As a result, we may decide to issue fewer equity-based incentives and may be impaired in our efforts to attract and retain necessary personnel. If we are unable to hire and retain qualified employees, or conversely, if we fail to manage employee performance or reduce staffing levels when required by market conditions, our business and operating results could be adversely affected.

Similarly to every work place, from time to time, key personnel in our company may leave, which may in turn have a negative impact and result in significant disruptions to our operations, including harming the timeliness product release, the successful implementation and completion of company initiatives, effectiveness of our disclosure controls and procedures and our internal control over financial reports, and the results of our operations. Furthermore, recruiting, training and successfully integrating replacement employees could be time consuming and may result in additional disruptions to our operations, which could in turn negatively impact future revenues.

Third parties claiming that we infringe their proprietary rights could cause us to incur significant legal expenses and prevent us from selling our products.

There is a possibility of future claims that we allegedly infringed the intellectual property rights of others, including claims regarding patents, copyrights, and trademarks. In addition, former employers of our former, current, or future employees may assert claims that such employees have improperly disclosed to us the confidential or proprietary information of these former employers. Any such claim, with or without merit, could result in costly litigation and distract management from day-to-day operations. If we do not successfully defend our company of such claims, we could be forced to stop selling, or redesign our products, pay monetary amounts as damages, enter into royalty or licensing arrangements, or satisfy indemnification obligations that we have with some of our customers. We cannot assure you that any royalty or licensing arrangements that we may seek in such circumstances will be available to us on commercially reasonable terms or at all.

We must comply with governmental regulations setting privacy standards.

Governmental regulations setting environmental standards influence the design, components or operation of our products. New regulations and changes to current regulations are always possible and, in some jurisdictions, regulations may be introduced with little or no time to bring related products into compliance with these regulations. Our failure to comply with these regulations may prevent us from selling our products in certain countries. In addition, these regulations may increase our cost of supplying the product by forcing us to redesign existing products or to use more expensive designs or components. This may induce unexpected costs or operational complexities to bring products into compliance. Such could have an adverse effect on our revenues, gross profit margins and results of operations and increase the volatility of our financial results.

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

It may be difficult to enforce a U.S. judgment against us, our officers and directors and the foreign persons named in this registration statement in the United States or in foreign countries, or to assert U.S. securities laws claims in foreign countries or serve process on our officers and directors and these experts.

While we are incorporated in the State of Delaware, currently all of our directors and executive officers are not residents of the United States, and the foreign persons named in this Annual report on Form 10-K are located outside of the United States. The majority of our assets are located outside the United States. Therefore, it may be difficult for an investor, or any other person or entity, to enforce a U.S. court judgment based upon the civil liability provisions of the U.S. federal securities laws against us or any of these persons in a U.S. or foreign court, or to effect service of process upon these persons in the United States. Additionally, it may be difficult for an investor, or any other person or entity, to assert U.S. securities law claims in original actions instituted in foreign countries. Foreign courts may refuse to hear a claim based on a violation of U.S. securities laws on the grounds that foreign countries are not necessary the most appropriate forum in which to bring such a claim. Even if a foreign court agrees to hear a claim, it may determine that foreign law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process. Certain matters of procedure will also be governed by foreign countries law. There is little binding case law in foreign countries addressing the matters described above.

We may be subject to numerous and varying privacy and security laws, and our failure to comply could result in penalties and reputational damage.

We are subject to laws and regulations covering data privacy and the protection of personal information, including health information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business. In the U.S., numerou s federal and state laws and regulations, including state security breach notification laws, state health information privacy laws, and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of personal information. Each of these laws is subject to varying interpretations by courts and government agencies, creating complex compliance issues for us. If we fail to comply with applicable laws and regulations we could be subject to penalties or sanctions, including criminal penalties if we knowingly obtain or disclose individually identifiable health information from a covered entity in a manner that is not authorized or permitted by the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HIPAA.

Other countries have, or are developing, laws governing the collection, use and transmission of personal information as well. The EU and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. In the EU, for example, effective May 25, 2018, the GDPR replaced the prior EU Data Protection Directive (95/46) that governed the processing of personal data in the European Union. The GDPR imposes significant obligations on controllers and processors of personal data, including, as compared to the prior directive, higher standards for obtaining consent from individuals to process their personal data, more robust notification requirements to individuals about the processing of their personal data, a strengthened individual data rights regime, mandatory data breach notifications, limitations on the retention of personal data and increased requirements pertaining to health data, and strict rules and restrictions on the transfer of personal data outside of the EU, including to the U.S. The GDPR also imposes additional obligations on, and required contractual provisions to be included in, contracts between companies subject to the GDPR and their third-party processors that relate to the processing of personal data. The GDPR allows EU member states to make additional laws and regulations further limiting the processing of genetic, biometric or health data.

Any failure to comply with the requirements of GDPR and applicable national data protection laws of EU member states, could lead to regulatory enforcement actions and significant administrative and/or financial penalties against us (fines of up to Euro 20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher), and could adversely affect our business, financial condition, cash flows and results of operations.

Risks Related to Our Securities

There is not an active liquid trading market for the Company’s common stock.

The Company reports under the Exchange Act and its Common Stock is eligible for quotation on the OTC Markets. However, there is no regular active trading market in the Company’s Common Stock, and we cannot give an assurance that an active trading market will develop. If an active market for the Company’s Common Stock develops, there is a significant risk that the Company’s stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control:

●	Variations in our quarterly operating results;

●	Announcements that our revenue or income are below analysts’ expectations;

●	General economic slowdowns;

●	Sales of large blocks of the Company’s common stock; and

●	Announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments.

Directors, executive officers, principal stockholders and affiliated entities own a significant percentage of our capital stock, and they may make decisions that our stockholders do not consider to be in their best interests.

As of the date of this current report on Form 10-K, our directors, executive officers, principal stockholders and affiliated entities beneficially own, in the aggregate, approximately 90% of our outstanding voting securities immediately following the Merger. Additionally, Ms. Gaya Rozensweig, one of our directors, holds Series A preferred Stock which allows her to vote with holders of the Common Stock on an as converted basis giving her effective control of any vote.

This concentration of ownership may have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices. This concentration of ownership and influence in management and board decision-making could also harm the price of our capital stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our capital stock (whether by making a tender offer or otherwise) or otherwise attempting to obtain control of our company.

The market price of our common stock may be volatile and such volatility could cause you to lose some or all of your investment.

The market price of our common stock can fluctuate, and as a result you could lose the value of your investment. The market price of our common stock may be affected by a number of factors, including:

●	Announcements of quarterly operating results and revenue and earnings predictions we made and failed to meet or be consistent with such earlier projections or the expectations of our investors.

●	Rumors, announcements, or press articles regarding our competitors’ operations, management, organization, financial condition, or financial statements.

●	Changes in revenue and earnings estimates by us or our investors.

●	Announcements of planned acquisitions or dispositions by us or by our competitors.

●	Announcement of a new or planned product to be released either by us, our competitors or our customers.

●	Acquiring or losing a significant customer.

●	Inquiries by the SEC, NASDAQ, law enforcement or other regulatory bodies.

●	Acts of terrorism, the threat of war, and other crises or emergency situations.

●	Economic slowdowns or the perception of an oncoming economic slowdown in any of the major markets in which we operate.

Because we became public by means of a reverse acquisition, we may not be able to attract the attention of brokerage firms.

We may be subject to additional risks because we became public through a reverse acquisition. Securities analysts of brokerage firms may not provide coverage of our company since there is little incentive for brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct secondary offerings on our behalf in the future.

Our Board of Directors may issue and fix the terms of shares of our Preferred Stock without stockholder approval, which could adversely affect the voting power of holders of our Common Stock or any change in control of our Company.

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of “blank check” preferred stock, with a $0.0007 par value per share (the “Preferred Stock”), with such designation rights and preferences as may be determined from time to time by the Board of Directors. Our Board of Directors is empowered, without shareholder approval, to issue shares of Preferred Stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our Common Stock. In the event of such issuances, the Preferred Stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our Company.

Our board of directors has significant control over us and we have yet to establish committees comprised of independent directors.

We only have two directors. Because of such limited number of directors, each of our board members has significant control over all corporate issues. Our directors were also the former owners of RNA.

We have not yet established board committees comprised of independent members. Our directors perform these functions, despite there not being independent directors. Thus, there is potential conflict in that our directors are also engaged in management and participated in decisions concerning management compensation and audit issues. While we intend to rectify this situation by expanding the board of directors and forming independent audit and compensation committees, there is no assurance that we will be able to do so.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or detect fraud. Consequently, investors could lose confidence in our financial reporting and this may decrease the trading price of our stock.

We must maintain effective internal controls to provide reliable financial reports and to detect and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as would be possible with an effective control system in place. We have not performed an in-depth analysis to determine if historical undiscovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement.

We have been assessing our internal controls to identify areas that need improvement. We are in the process of implementing changes to internal controls but have not yet completed implementing these changes. Failure to implement these changes to our internal controls or any others that it identifies as necessary to maintain an effective system of internal controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our common stock.

We do not expect to pay dividends and investors should not buy our Common Stock expecting to receive dividends.

We do not anticipate that we will declare or pay any dividends in the foreseeable future. Consequently, you will only realize an economic gain on your investment in our Common Stock if the price appreciates. You should not purchase our Common Stock expecting to receive cash dividends. Since we do not pay dividends, and if we are not successful in establishing an orderly trading market for our shares, then you may not have any manner to liquidate or receive any payment on your investment. Therefore, failure to pay dividends may result in you not seeing any return on your investment even if our business operations are successful. In addition, because we do not pay dividends, we may have trouble raising additional funds which could affect our ability to expand our business operations.

We are likely to raise additional funds, finance acquisitions or develop strategic relationships by issuing capital stock.

We have financed our operations, and we expect to continue to finance our operations, acquisitions and develop strategic relationships, by issuing equity or convertible debt securities, which could significantly reduce the percentage ownership of our existing stockholders. Furthermore, any newly issued securities could have rights, preferences and privileges senior to those of our existing Common Stock. Moreover, any issuances of equity securities made by us may be at or below the prevailing market price of our Common Stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of our Common Stock to decline.

We may also raise additional funds through the incurrence of debt, and the holders of any debt we may issue would have rights superior to your rights in the event we are not successful and are forced to seek the protection of the bankruptcy laws.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Since May 8, 2018, the Company’s executive offices were, and continue to be at 1825 NW Corporate Blvd., Suite 110, Boca Raton, FL 3343. The Company pays $99 per month to lease this office space. Our subsidiary RNA Ltd. currently has a corporate office located in, Herzliya, Israel. The office comprises approximatley 247 square meters. The lease term for this office is from December 2020 through December 2024 and our monthly renal payment is approximately $4,700. We believe that the current arrangement is adequate to meet our current needs.

Item 3. Legal Proceedings.

On October 27, 2020 WHEN filed suit in State Court, Palm Beach County, Florida, against FSC Solutions, Inc. (“FSC”), Eli Gal Levy (“EL”) and Padem Consultants Sprl (collectively, the “Defendants”). The suit relates to the Stock Purchase Agreement entered into by WHEN with FSC and its shareholders, which included EL, pursuant to which WHEN acquired all of the issued and outstanding stock of FSC in exchange for the issuance of 70 billion shares of WHEN unregistered common stock. FSC was the putative owner of a software and trading platform which WHEN intended to use to enter into the on-line trading business. Subsequent to the completion of the acquisition, we determined that FSC did not have control over the trading platform and software we expected to acquire and operate. The Suit sought declaratory judgment to unwind the FSC transaction and cancel the shares of WHEN common stock issued in the FSC transaction that are still outstanding.

A hearing was set for Janaury 6, 2021 whereupon mediation was ordered. The Company has been in discussion with EL to resolve this issue

From time to time we may become involved in various legal proceedings that arise in the ordinary course of business, including actions related to our intellectual property. Although the outcomes of these legal proceedings cannot be predicted with certainty, we are currently not aware of any such legal proceedings that arise in the ordinary course of business, including actions related to our intellectual property. Although the outcomes of these legal proceedings cannot be predicted with certainty, we are currently not aware of any such legal proceedings or claims that we believe, either individually or in the aggregate, will have a material adverse effect on our business, financial condition, or results of operations.

Item 4. MINE SAFETY DISCLOSURES

Not applicable

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

The following table sets forth, for the periods indicated, the high and low intraday prices of our Comon Stock on the OTC Pink:

Period	High	Low
Q4 2020	.0003	.0001
Q3 2020	.0002	.0001
Q2 2020	.0002	.0001
Q1 2020	.0001	.0001
Q4 2019	.0001	.0001
Q3 2019	.0002	.0001
Q2 2019	.0002	.0001
Q1 2019	.0002	.0001

Security Holders

As of December 31, 2020, there were approximately 372 record holders, an unknown number of additional holders whose stock is held in “street name” and 89,789,407,996 shares of common stock issued and outstanding.

Transfer Agent

Our transfer agent is Continental Stock Transfer & Trust Company, with an address at 17 Battery Place, New York, NY 10004.Their telephone number is (212) 509-4000.

Dividend Policy

We have never paid a cash dividend on our Common Stock. We currently intend to retain all earning, if any, to finance the growth and development of our business. We do not anticipate paying any. Cash dividends in the foreseeable future.

Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Item 6 -Selected Financial Data.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial

On April 27, 2020, the Company completed a reverse triangular merger pursuant to which SG became a direct and wholly owned subsidiary of WHEN and RNA indirect wholly owned subsidiary of the Company.

WHEN IS a cybersecurity company with proprietary technologies designed to protect individuals and enterprises from cybersecurity threats. Following the merger, we advanced the development of our B2B systems as well as B2C and AI-based Business Behavioral Analysis (BBA) systems. We expect to launch some of these products in 2021, subject to sufficient cash resources at hand. We believe these strategic efforts have positioned the Company for significant value creation in 2021.

Alongside these efforts, we continue to develop strategic relationships with key companies in the cybersecurity field. Our goal remains to have our technology platforms incorporated in widely distributed software and hardware systems. We also continue to expand and improve our marketing capabilities in order to build our distribution network for the upcoming year.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Results of Operations

Summary of Results of Operations

	Year ended
	December 31
	2020	2019

Revenues	98,159	103,955
Operating Expenses
Research and development expenses	(489,210)	(263,534)
General and administrative expenses	(523,663)	(226,537)
Operating loss	(914,714)	(386,116)
Financing income (expenses), net	41,921	(27,810)
Net loss	(872,793)	(413,926)

Revenues

Revenues for the years ended December 31, 2020 and 2019 were $98,159 and 103,955, respectively.

Research and Development Expenses. Research and development expenses consist of salaries and related expenses, consulting fees, service providers’ costs, related materials and overhead expenses. Research and development expenses increased from $263,534 for the year ended December 31, 2019 to $489,210 in 2020. The increase resulted primarily from increased in salaries and related expenses and professional fees and other development costs associated with our development activities.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses and other non-personnel related expenses such as legal expenses. General and administrative expenses increased from $226,537 for the year ended December 31, 2019 to $523,663 in 2020. The increase primarily attributed to the increase in salaries and related expenses and professional services.

Financing Expenses, Net. Financing expenses, net decreased from $27,810 of financing expenses, net for the year ended December 31, 2019 were $27,810 to financing income, net of $41,921 for the year ended December 31, 2020. The decrease is mainly a result of currency exchange differences between the Dollar and the New Israeli Shekel.

Net Loss. Net loss for the year ended December 31, 2020 was $872,793 and is primarily attributable to research and development and general and administrative expenses.

Financial Condition, Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. At December 31, 2020, and 2019, we had current assets of $407,213 and $578,921, respectively, and total assets of $458,150 and $620,180 respectively. The decrease in total assets is due to a decrease in related parties balance. We had current liabilities of $523,158 as compared to $104,846 as of December 31, 2020 and 2019, respectively and total liabilities of $2,440,712 as compared to $1,249,491 as of December 31, 2020 and 2019, respectively. The increase is mainly attributed to the increase in the balance of employees and related institutions, accrued expenses and increase in loans received from a related party.

At December 31, 2020, we had a cash balance of $359,949 compared to the cash balance of $359,461 as of December 31, 2019. We have no cash equivalents.

At December 31, 2020, we had a working capital deficiency of $115,945 as compared with a working capital of $474,075 at December 31, 2019.

We expect that our existing cash and cash equivalents will enable us to fund our operations and capital expenditure requirements through October, 2021. Our requirements for additional capital during this period will depend on many factors.

We may seek to raise any necessary additional capital through a combination of private or public equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights, future revenue streams, or product candidates or to grant licenses on terms that may not be favorable to us. If we raise additional capital through private or public equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders’ deficit of $1,982,562 and a working capital deficiency of $115,945 at December 31, 2020 as well as negative operating cash flows. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Critical Accounting Policies

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and consolidated statements of operations. Actual results may differ significantly from those estimates. The most significant estimates and assumptions used in the financial statements relate to going concern assumptions.

Off-Balance Sheet Arrangements We have not entered into any off-balance sheet arrangements during 2020 and do not anticipate entering into any off-balance sheet arrangements during the next 12 months.

Item 7A. Qualitative and Quantitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The Company’s consolidated financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1. The Company’s consolidated balance sheet as of December 31, 2020 and December 31, 2019, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the year then ended have been audited by Halperin Ilanit CPA, which is an independent registered public accounting firm, engaged by the Company since May 8, 2020. These financial statements have been prepared in accordance with accounting principles generally accepted in the United State of America and pursuant to Regulations S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K. The financial statements have been prepared assuming the Company will continue as a going concern.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On May 7, 2020 (the “Notification Date”) Daszkal Bolton LLP (“Daszkal”) have notified the board of directors that they have decided not to stand for re-appointment as independent registered public accounting firm for World Health Energy Holdings, Inc. (the “Company”). On May 7, 2020, the Company engaged Halperin Ilanit, CPA, Financial Consulting & Management (“Halperin”) as its new independent registered public accounting firm. The change of the Company’s independent registered public accounting firm from Daszkal to Halperin was approved unanimously by the Company’s board of directors.

The reports of Daszkal on the Company’s financial statements for the two most recent fiscal years did not contain an adverse or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, other than an explanatory paragraph relating to the Company’s ability to continue as a going concern.

During the two most recent fiscal years and through the Notification Date, there were (i) no disagreements between the Company and Daszkal on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of Daszkal, would have caused Daszkal to make reference thereto in their reports on the consolidated financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

During the Company’s two most recent fiscal years and in the subsequent interim period through the Notification Date, the Company has not consulted with Halperin regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report nor oral advice was provided to the Company by Halperin that was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue; or (ii) any matter that was the subject of either a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Management of the Company, with the participation of the Interim Chief Executive Officer and Directors, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) pursuant to Rule 13a-15 under the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management, including the Interim Chief Executive Officer and the Company’s Board of Directors, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Interim Chief Executive Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020 for the reasons discussed below.

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

We conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020 for the reasons discussed below:

1.	Due to the size of our Company and available resources, there are limited personnel to assist with the accounting and financial reporting function, which results in a lack of segregation of duties.

2.	We do not have a full time Chief Financial Officer that can oversee day to day operations and the financial reporting function.

3.	We do not have an independent audit committee that can provide management oversight.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On December 31, 2020, Giora Rozensweig, our Chief Executive Officer, and our subsidiary SG entered into an Irrevocable License and Royalty Agreement pursuant to which Mr. Rozensweig granted to the WHEN group an irrevocable worldwide license certain technologies and the related intelelctual rights. In consideration of such license, Mr. Rozensweig is entitled to 1.5% of annual gross revenues, payable on a quarterly basis. The payments are to be made at such time as the WHEN Group’s revenues exceed on an aggregate basis $200,000.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Set forth below are the names, ages, position with the Company and business experiences of the executive officers and directors of the Company.

Name	Age	Position(s) with Company

Giora Rozensweig	49	Interim Chief Executive Officer
Gaya Rozensweig	40	Director
George Baumoehl	56	Director

Our directors are appointed for one-year terms to hold office until the next annual general meeting of the holders of our Common Stock or until removed from office in accordance with our by-laws. Our officers are appointed by our board of directors and hold office until removed by our board of directors.

Giora Rozensweig. Mr. Rozensweig, age 49, holds degrees in software development, application DBA and IT, which he received from Kedem College in 1994. Mr. Rozensweig has twenty years of experience in the industry and has worked with the Israeli Government, Hewlett Packard, IBM, and Checkpoint. He is also the co-founder of RNA Technology Ltd. where he has served as Chief Executive Officer since 2015. Previously Mr. Rozensweig served as Chief Executive Officer of Tomagi, Ltd. from 2008 until 2015.

Gaya Rozensweig. Mrs. Rozensweig, age 40, holds a Degree in Business Management & Information Systems, which she received from the College of Management, Jerusalem in 2003. Mrs. Rozensweig is a co-founder of RNA Technology Ltd. and has headed the sales and marketing of a startup with a 27-person team that worked with government offices, banks, insurance companies. Mrs. Rozensweig has served as Chief Financial Officer of RNA Technology, Ltd. since 2015. Previously she served as Chief Financial Officer at Tomagi Ltd. from 2008 until 2015.

George Baumoehl. Mr. Baumoehl, age 56, George holds a MSc. Degree in Architecture and Construction Economics from University College London which he received in 1993. Mr. Baumoehl has a background in a real estate investment and development and brings a professional outside look into our Company. He has been the Chief Executive Officer of Spectrum Real Estate Management GmbH & Co. KG since 2006.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have not filed the required reports in a timely manner during the fiscal year ended December 31, 2020.

Item 11. Executive Compensation.

The following table sets forth certain compensation information for: (i) our principal executive officer or other individual serving in a similar capacity during our fiscal year ended December 31, 2020, (ii) our two most highly compensated executive officers other than our principal executive officers who were serving as executive officers at December 31, 2020 whose compensation exceed $100,000 and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2020. Compensation information is shown for the fiscal years ended December 31, 2020 and 2019:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Stock Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Giora Rozensweig	2020	93,255	-	-	-	-	-	-	93,255
	2019	46,365	-	-	-	-	-	-	46,365
Gaya Rozensweig	2020	74,524	-	-	-	-	-	-	74,524
	2019	44,498	-	-	-	-	-	-	44,498

Employment Agreements with Executive Officers

On October 21, 2020, RNA Ltd., the Company’s subsidiary, and Giora Rozensweig, the Company’s interim Chief Executive Officer, entered into an employment agreement providing for the employment (the “Giora Employment Agreement”) of Mr. Giora Rozensweig as RNA’s Chief Executive Officer, with retroactive application to July 1, 2020. Under the Giora Employment Agreement, Mr. Rozensweig is paid an annual salary of the current New Israeli Shekel equivalent of $124,080, payable monthly. Under the Giora Rozensweig Employment Agreement he also receives the following: (i) Manager’s Insurance under Israeli law for the benefit of Mr. Rosenzweig pursuant to which RNA contributes amounts equal to (a) 8-1/3 percent (and Mr. Rosenzweig contributes an additional 5%) of each monthly salary payment, and (b) 6.5% of Mr. Rosenzweig’s salary (with Mr. Rosenzweig contributing an additional 6%) to a pension fund, a form of deferred compensation program established under Israeli law. The Giora Employment Agreement also contains certain provisions for termination by RNA, which may result in a severance payment equal to twenty four months of base salary then in effect.

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

Termination of Employment and Change of Control Arrangement

Under each of the Giora Employment Agreement and the Gaya Employment Agreement, in the event that the Company terminates the agreement for reasons other than casue, then the employee is entited to two years of salary payments.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2020

There were no outstanding equity awards at December 31, 2020.

Compensation of Directors

We have no standard arrangements for compensating our board of directors for their attendance at meetings of the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of shares of our common and preferred stock owned beneficially as of December 31, 2020 by: (i) our directors and executive officer; and (ii) each person or group of persons known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

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

The Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as being owned by them. Unless otherwise indicated, the addr ess of each beneficial owner in the table set forth below is care of World Health Energy Holdings, Inc. at 1825 NW Corporate Blvd. Suite 110, Boca Raton, FL 3343.

Name of Beneficial Owner	COMMON STOCK		% of class (Common Stock) (1)	SERIES A PREFERRED STOCK (5)	% of class (Series A Preferred)	SERIES B PREFERRED STOCK	% of class (Series B Preferred)
Officers and Directors
Giora Rozensweig, Interim Chief Executive Officer	—	(2)	—	—	—	—	—
Gaya Rozensweig, Director	28,621,107,648	(3)	6.0%	2,500,000	50%	—	—
George Baumeohl. Director	17,683,333,334	(3)	3.71%	2,500,000	50%	—	—

5% or More Shareholders
UCG, Inc. (3)	387,000,000,000	(4)	81.17%			3,870,000	100%
Total Held by Officers and Directors of Each Class	46,304,440,982		9.71%	5,000,000	100%	—	—

1.	Based on 89,789,407,996 shares of Common Stock outstanding as of December 31, 2020.

2.	Gaya Rozensweig is the spouse of Giora Rozensweig. While the shares of Common Stock are held as of record by Gaya Rozensweig, both persons may be deemed to control the voting and disposition of these shares.

3.	The sole shareholders and directors of UCG, Inc. are Gaya Rozensweig and George Baumeohl and, as such, they may be deemed to beneficially own these shares The address of UCG Inc. is 1825 NW Corporate Blvd. Suite 110, Boca Raton, Florida 33431.

4.	Represents the shares of Common Stock into which the Series B Preferred Shares, representing the consideration, are automatically convertible (without any further action) upon the increase in the authorized Common Stock of the Company.

5.	The Series A Preferred Stock were issued in August 2019 to each of Gaya Rozensweig and George Baumeohl. The Series A Preferred Stock is authorized to vote with the Common Stock in all stockholder meetings that the Common Stock may vote and each share has voting power equal to 10,000 votes per share.

Item 13. Certain Relationships and Related Transactions and Director Independence.

On December 31, 2020, the Company, UCG, RNA, Gaya Rozensweig, Giora Rozensweig and George Baumoehl entered into a Set-Off Agreement pursuant to which the parties set-off a debit balance of $250,609 owed by Gaya Rozensweig and Giora Rozensweig to RNA Ltd. against the credit balance of UCG, Inc.

On December 31, 2020, Giora Rozensweig and our subsidiary SG entered into an Irrevocable License and Royalty Agreement pursuant to which Mr. Rozensweig granted to the WHEN group an irrevocable worldwide license certain technologies and the related intelelctual rights. In consideration of such license, Mr. Rozensweig is entitled to 1.5% of annual gross revenues, payable on a quarterly basis. The payments are to be made at such time as the WHEN Group’s revenues exceed on an aggregate basis $200,000.

Item 14. Principal Accounting Fees and Services.

The following table shows the fees that were billed for the audit and other services. For the year ended December 31, 2019, amount below was paid to Daszkal Bolton LLP (“Daszkal”), the Company’s then auditors. In May 2020, Daszkal notified the Company that it would not stand for re-election and Halperin Ilanit CPA was appointed. Accordingly, the amount before for the year ended December 31, 2020 reflects amount paid to Halperin Ilanit CPA.

	2020	2019
Audit Fees	$27,500	$15,500
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	27,500	15,000

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

	3.	Exhibits

The following exhibits are filed or “furnished” herewith:

Exhibit No	Description
2.1

Agreement and Plan of Merger (the “Merger Agreement”) among World Health Energy Holding, Inc., R2GA, Inc., a Delaware corporation and a wholly owned subsidiary of the Company, UCG, Inc., a Florida corporation, SG 77 Inc., a Delaware corporation and wholly-owned subsidiary of Seller, and RNA Ltd., an Israeli company and a wholly owned subsidiary of SG. (incorporated from the Current Report on Form 8-K filed on April 30, 2020)

3.1	Articles of Incorporation, as amended (incorporated from Form 10Sb filed on July 23, 1999)

3.2	Amended and Restated Bylaws (incorporated from Form 10Sb filed on July 23, 1999)

10.1	Personal Employment Agreement with Giora Rozensweig (incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed on November 23, 2020)

10.2	Personal Employment Agreement with Gaya Rozensweig (incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed on November 23, 2020)

10.3	Setoff Agreement dated as of December 31, 2020 among World Health Energy Holding, Inc., SG 77 Inc., RNA Ltd., Giora Rozensweig, Gaya Rozensweig and George Baumoehl*

10.4	Irrevocable License and Royalty Agreement dated as of December 31, 2020 between Giora Rozensweig and SG 77 Inc.*

21.1	Subsidiaries of the Registrant*

31	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (and principal and accounting officer).*

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.*

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD HEALTH ENERGY HOLDINGS, INC.
(Registrant)

By:	/s/ Giora Rozensweig
Giora Rozensweig
Interim Chief Executive Officer

Date:	April 15, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gaya Rozensweig	Director	April 15, 2021
Gaya Rozensweig

/s/ George Baumoehl	Director	April 15, 2021
George Baumoehl

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020

IN U.S. DOLLARS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

WORLD HEALTH ENERGY HOLDING, INC.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of World Health Energy Holding, Inc. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the years in the period ended December 31, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year in the period ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1C to the financial statements, the Company has not yet generated material revenues from its operations to fund its activities and is therefore dependent upon external sources for financing its operations. As of December 31, 2020, the Company has incurred accumulated deficit of $1,497 thousands and negative operating cash flows. These factor among others, as discussed in Note 1C to the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1C to the financial statements. The financial statements do not include any adjustments that might result from the outcome of’ these uncertainties. This matter is also described in the “Critical Audit Matters” section of our report.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going concern assessment

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1C to the consolidated financial statements, the Company has not yet generated material revenues from its operations to fund its activities and is therefore dependent upon external sources for financing its operations. As of December 31, 2020, the Company has incurred accumulated deficit of $1,497 thousands and negative operating cash flows. These factor among others, as discussed in Note 1C to the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1C to the financial statements. This matter is also described in the “Emphasis of Matter – Going Concern” section of our report.

We identified management’s assumptions used to assess the Company’s ability to continue as a going concern as a critical audit matter due to inherent complexities and uncertainties related to the Company’s Management’s plans. Auditing this assumptions involved especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

The primary procedures we performed to address this critical audit matter included the following:

■	Assessing the reasonableness of key assumptions underlying management’s forecast operating cash flows, including revenue growth and gross margin assumptions and evaluating the reasonableness of management’s forecast operating cash flows

■	Evaluating the probability that the Company will be able to reduce other operating expenditures if required

■	Assessing management’s plans in the context of other audit evidence obtained during the audit to determine whether it supported or contradicted the conclusions reached by management

■	Assessing the effect of events and agreement signed after balance sheet date.

/s/ Halperin Ilanit.

Certified Public Accountants (Isr.)

Tel Aviv, Israel

April 15, 2021

We have served as the Company’s auditor since 2020

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars except share and per share data)

	December 31, 2020	December 31, 2019
Assets
Current Assets
Cash and cash equivalents	359,949	359,461
Accounts receivable, net	5,086	6,448
Other current assets (Note 3)	42,178	213,012
Total Current assets	407,213	578,921

Right Of Use asset arising from operating lease	-	24,034
Long term loans and prepaid expenses (Note 6)	24,883	-
Property and Equipment, Net (Note 4)	26,054	17,225

Total assets	458,150	620,180

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable	26,284	31,369
Other account liabilities (Note 5)	496,874	73,477
Total current liabilities	523,158	104,846

Liability for employee rights upon retirement	104,850	41,846
Long term loan from parent company	1,812,704	1,102,799
Total liabilities	2,440,712	1,249,491

Stockholders’ Deficit
Preferred stock, par $0.0007, 10,000,000 shares authorized, 5,000,000 shares issued and outstanding as of December 31, 2020.	3,500	-
Series B Convertible Preferred stock, par $0.0007, 3,870,000 shares authorized, 3,870,000 and 0 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	2,709	2,709
Common stock, par $0.0007, 110,000,000,000 shares authorized, 89,789,407,996 and 0 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively.	62,852,585	-
Additional paid-in capital	(63,339,224)	(2,681)
Foreign currency translation adjustments	(5,495)	(5,495)
Accumulated deficit	(1,496,637)	(623,844)
Total stockholders’ deficit	(1,982,562)	(629,311)
Total liabilities and stockholders’ deficit	458,150	620,180

The accompanying notes are an integral part of the consolidated financial statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(U.S. dollars except share and per share data)

	Year ended December 31
	2020	2019

Revenues	98,159	103,955

Research and development expenses (Note 8)	(489,210)	(263,534)
General and administrative expenses (Note 9)	(523,663)	(226,537)
Operating loss	(914,714)	(386,116)
Financing income (expenses), net	41,921	(27,810)
Net loss	(872,793)	(413,926)

Other comprehensive loss - Foreign currency loss	-	(11,585)
Comprehensive loss	(872,793)	(425,511)

Loss per common stock (basic and diluted)	(0.00)	(0.00)

The accompanying notes are an integral part of the consolidated financial statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(U.S. dollars, except share and per share data)

	Preferred Stock, $0.0007, Par Value		Preferred Stock B, $0.0007, Par Value		Common Stock, $0.0007, Par Value		Additional	Foreign currency		Total Company’s
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	paid-in capital	translation adjustments	Accumulated deficit	stockholders’ dificit

BALANCE AT JANUARY 1, 2019			3,870,000	2,709	-	-	(2,681)	6,090	(209,918)	(203,800)
CHANGES DURING THE YEAR ENDED DECEMBER 31, 2019:
Foreign currency translation adjustments	-	-	-	-	-	-	-	(11,585)	-	(11,585)
Net loss for the period	-	-	-	-	-	-	-	-	(413,926)	(413,926)
BALANCE AT DECEMBER 31, 2019			3,870,000	2,709	-	-	(2,681)	(5,495)	(623,844)	(629,311)
CHANGES DURING THE YEAR ENDED DECEMBER 31, 2020:
Effect of Reverse Capitalization (Note 1 B)	5,000,000	3,500	-	-	89,789,407,996	62,852,585	(63,336,543)	-	-	(480,458)
Net loss for the period	-	-	-	-	-	-	-	-	(872,793)	(872,793)
BALANCE AT DECEMBER 31, 2020	5,000,000	3,500	3,870,000	2,709	89,789,407,996	62,852,585	(63,339,224)	(5,495)	(1,496,637)	(1,982,562)

The accompanying notes are an integral part of the consolidated financial statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars except share and per share data)

	Year ended December 31
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(872,793)	(413,926)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation and amortization	39,437	38,706
Increase in liability for employee rights upon retirement	63,004	22,937
Decrease in accounts receivable	1,361	4,778
Decrease (increase) in other current assets	(5,970)	(9,876)
Increase (decrease) in accounts payable	(5,085)	23,656
Increase in other accounts liabilities	130,482	15,462
Net cash used in operating activities	(649,564)	(318,263)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans granted to related parties	(232,175)	(80,224)
Increase in other long term prepaid expenses	(24,883)	-
Purchase of property and equipment	(24,232)	(1,444)
Net cash used in investing activities	(281,290)	(81,668)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of lease liability	(29,173)	(27,919)
Loan received from parent company	960,515	766,118
Net cash provided by financing activities	931,342	738,199

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	-	(1,956)

INCREASE IN CASH AND CASH EQUIVALENTS	488	336,312

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	359,461	23,149

CASH AND CASH EQUIVALENTS AT END OF PERIOD	359,949	359,461

Non cash transaction:
Debt set off	250,609	-

The accompanying notes are an integral part of the consolidated financial statement

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

A.	Operations

World Health Energy Holdings, Inc., (the “Company” or “WHEN”), was formed on May 21, 1986, under the laws of the State of Delaware. The Company has invested in and abandoned a variety of software programs that it strove to commercialize.

UCG, INC. (the “UCG”) was incorporated on September 13, 2017, under the laws of the State of Florida. The Company wholly-owns the issued and outstanding shares of RNA Ltd. (Hereinafter: “RNA”).

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

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Since inception, the Group has devoted substantially all its efforts to research and development. The Group is still in its development stage and the extent of the Group’s future operating losses and the timing of becoming profitable, if ever, are uncertain. As of December 31, 2020, the Group had $359,949 of cash and cash equivalents, net losses of $872,793, accumulated deficit of $1,496,637, and a negative working capital of $115,945.

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

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL (continue)

D.	The COVID-19 pandemic has caused states of emergency to be declared in various countries, travel restrictions imposed globally, quarantines established in certain jurisdictions and various institutions and companies being closed. COVID-19 has also adversely affect the Group’s ability to conduct its business effectively due to disruptions to its capabilities, availability and productivity of personnel, while the Group simultaneously attempts to comply with rapidly changing restrictions, such as travel restrictions, curfews and others. In particular, on January 24, 2021, the Government of Israel announced that effective January 26, 2021, non-Israeli residents or citizens, except for non-nationals whose lives are based in Israel, are not allowed to enter Israel, and the number of Israeli citizens permitted to enter the country per day will be capped at 3,000. In addition, the Ministry of Health in the State of Israel issued guidelines on March 11, 2020, which were most recently updated in March 2021, recommending people avoid gatherings in one space and providing that no gathering of more than 20 people should be held under any circumstances. Employers (including the Group) are also required to prepare and increase as much as possible the capacity and arrangement for employees to work remotely. In addition, on January 25, 2021, the President of the United States issued a proclamation to restrict travel to the United States from foreign nationals who have recently been in China, Iran, South Africa, and certain European and Latin America countries. Although to date these restrictions have not impacted the Group’s operations, the effect on its business, from the spread of COVID-19 and the actions implemented by the governments of the State of Israel, the United States and elsewhere across the globe, may worsen over time. The spread of COVID-19 may also result in the inability of the Group’s manufacturers to deliver components or finished products on a timely basis and may also result in the inability of the Group’s suppliers to deliver the parts required by its manufacturers to complete manufacturing of components or finished products. In addition, governments may divert spending from other budgeted resources as they seek to reduce and/or stop the spread of COVID-19. Such events may result in a period of business and manufacturing disruption, and in reduced operations, any of which could materially affect the Group’s business, financial condition and results of operations. The extent to which COVID-19 impacts the Group’s business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. The Group is actively monitoring the pandemic and it is taking any necessary measures to respond to the situation in cooperation with the various stakeholders.

E.	Risk factors

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

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).

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

Functional Currency and Foreign Currency Translation and Transactions.

Effective January 1, 2020, the Company adopted the US dollar as its functional currency. Prior to January 1, 2020, the functional currency of the Company was the New Israeli Shekel (“NIS”). The change in functional currency of the Company is due to the increased exposure to the US dollar as a result of the currency in the primary economic environment in which the Israeli subsidiary operates is the USD.

Therefore, the currency of the primary economic environment in which the operations of the Company and its subsidiaries are conducted is the US dollar.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net loss for the year.

Cash and cash equivalents

Cash equivalents are short-term highly liquid investments which include short term bank deposits (up to three months from date of deposit), that are not restricted as to withdrawals or use that are readily convertible to cash with maturities of three months or less as of the date acquired.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continue)

Property, plant and equipment, net

1.	Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. When an asset is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition is reflected in the Statements of Operations and Comprehensive Loss.

2.	Rates of depreciation:

%

Computers and software	33
Furniture and office equipment	6 – 15

Impairment of long-lived assets

The Group’s long-lived assets are reviewed for impairment in accordance with Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.

Deferred income taxes

The Group accounts for income taxes in accordance with ASC Topic 740, “Income Taxes”. Accordingly, deferred income taxes are determined utilizing the asset and liability method based on the estimated future tax effects of differences between the financial accounting and the tax bases of assets and liabilities under the applicable tax law. Deferred tax balances are computed using the enacted tax rates expected to be in effect when these differences reverse. Valuation allowances in respect of deferred tax assets are provided for, if necessary, to reduce deferred tax assets to amounts more likely than not to be realized.

The Group accounts for uncertain tax positions in accordance with ASC Topic 740-10, which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. According to ASC Topic 740-10, tax positions must meet a more-likely-than-not recognition threshold. The Company’s accounting policy is to classify interest and penalties relating to uncertain tax positions under income taxes, however the Company did not recognize such items in its fiscal 2020 and 2019 financial statements and did not recognize any liability with respect to an unrecognized tax position in its balance sheets.

Revenue recognition

Revenue is recognized only when all of the following conditions have been met: (i) there is persuasive evidence of an arrangement; (ii) delivery has occurred; (iii) the fee is fixed or determinable; and (iv) collectability of the fee is reasonably assured. The Company usually sells its software licenses as part of an overall solution offered to a customer that combines the sale of software licenses.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continue)

Research and development expenses

Research and development expenses are charged to operations as incurred.

Basic and diluted loss per ordinary share

Basic loss per ordinary share is computed by dividing the loss for the period applicable to ordinary shareholders, by the weighted average number of shares of common stock outstanding during the period. Securities that may participate in dividends with the shares of common stock (such as the convertible preferred) are considered in the computation of basic loss per share under the two-class method. However, in periods of net loss, only the convertible preferred shares are considered, since such shares have a contractual obligation to share in the losses of the Company.

In computing diluted loss per share, basic loss per share is adjusted to reflect the potential dilution that could occur upon the exercise of potential shares. Accordingly, in periods of net loss, no potential shares are considered.

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents as well as certain other current assets that do not amount to a significant amount. Cash and cash equivalents, which are primarily held in Dollars and New Israeli Shekels, are deposited with major banks in Israel and United States. Management believes that such financial institutions are financially sound and, accordingly, minimal credit risk exists with respect to these financial instruments. The Company does not have any significant off-balance-sheet concentration of credit risk, such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

Contingencies

The Company records accruals for loss contingencies arising from claims, litigation and other sources when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Recent Accounting Pronouncements

Accounting Pronouncements Adopted in 2020

In June 2016, the Financial Accounting Standards Board (FASB) issued an ASU that supersedes the existing impairment model for most financial assets to a current expected credit loss model. The new guidance requires an entity to recognize an impairment allowance equal to its current estimate of all contractual cash flows the entity does not expect to collect. The Company adopted this guidance effective January 1, 2020, with no material impact on its consolidated financial statements

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continue)

Recent Accounting Pronouncements (continue)

Accounting Pronouncements Adopted in 2020 (continue)

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. This guidance replaces the current incurred loss impairment methodology. Under the new guidance, on initial recognition and at each reporting period, an entity is required to recognize an allowance that reflects its current estimate of credit losses expected to be incurred over the life of the financial instrument based on historical experience, current conditions and reasonable and supportable forecasts.

The guidance became effective on January 1, 2020, including interim periods within that year and requires a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Under the modified retrospective method of adoption, prior year reported results are not restated. The Company has performed its analysis of the impact on its financial instruments that are within the scope of this guidance and has concluded that there was no material impact to its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure

Framework — Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU No. 2018-13”) as part of the FASB’s broader disclosure framework project. ASU No. 2018-13 removes, modifies and adds certain disclosures, providing greater focus on requirements that clearly communicate the most important information to the users of the financial statements with respect to fair value measurements. The adoption of ASU No. 2018-13 as of January 1, 2020 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity s Own Equity. ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective for public companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of ASU 2020-06 will have on the Company’s consolidated financial statement presentation or disclosures.

Other new pronouncements issued but not effective as of December 31, 2020 are not expected to have a material impact on the Company’s consolidated financial statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – OTHER CURRENT ASSTES

	December 31,
	2020	2019
Related Parties (Note 12 E)	-	176,804
Government Institutions	8,356	16,921
Other Receivable	33,822	19,287
	42,178	213,012

NOTE 4 – PROPERTY AND EQUIPMENT, NET

	December 31,
	2020	2019
Computers	61,538	43,594
Furniture and office equipment	16,454	7,745
	77,992	51,339
Less - accumulated depreciation	(51,938)	(34,114)
Total property and equipment, net	26,054	17,225

In the years ended December 31, 2020 and 2019, depreciation was US$ 14,587 and US$15,720 respectively.

NOTE 5 –OTHER ACCOUNTS LIABILITIES

	December 31,
	2020	2019
Employees and related institutions	227,760	51,128
Accrued expenses and other liabilities	90,501	9,439
Deferred revenues	11,381	6,842
Related parties	167,232	-
Right Of Use liability arising from operating lease	-	6,068
	496,874	73,477

NOTE 6 – COMMITMENTS AND CONTINGENCIES

A.	On December 16, 2020 RNA entered into a lease agreement for its offices in Herzliya for the period from January 1, 2021 until January 1, 2023 with an option to extend the agreement with additional year ended at December 31, 2023. Total monthly lease payments under the above agreement amounts to NIS 17,000 (approximately $5,000). In addition, the Company agreed to make a deposit guarantee in the amount of NIS 80,000 (approximately $24,883) to secure Company’s obligations under the agreement.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – COMMITMENTS AND CONTINGENCIES (continue)

B.	On October 27, 2020 WHEN filed suit in State Court, Palm Beach County, Florida, against FSC Solutions, Inc. (“FSC”), Eli Gal Levy (“EL”) and Padem Consultants Sprl (collectively, the “Defendants”). The suit relates to the Stock Purchase Agreement entered into by WHEN with FSC and its shareholders, which included EL, pursuant to which WHEN acquired all of the issued and outstanding stock of FSC in exchange for the issuance of 70 billion shares of WHEN unregistered common stock. FSC was the putative owner of a software and trading platform which WHEN intended to use to enter into the on-line trading business. Subsequent to the completion of the acquisition, the Company determined that FSC did not have control over the trading platform and software the Company expected to acquire and operate. The Suit sought declaratory judgment to unwind the FSC transaction and cancel the shares of WHEN common stock issued in the FSC transaction that are still outstanding.

A hearing was set for January 6, 2021 whereupon mediation was ordered. The Company has been in discussion with EL to resolve this issue

NOTE 7 – SHAREHOLDERS’ EQUITY

Description of the rights attached to the Shares in the Company:

Common stock:

The Company has authorized 110,000,000 shares of Common Stock. As of December 31, 2020 there were 89,789,407,996 shares of Common Stock issued and outstanding.

Each share of common stock entitles the holder to one vote, either in person or by proxy, at meetings of stockholders. The holders are not permitted to vote their shares cumulatively. Accordingly, the stockholders of the Company’s common stock who hold, in the aggregate, more than fifty percent of the total voting rights can elect all of the directors and, in such event, the holders of the remaining minority shares will not be able to elect any of such directors. The vote of the holders of a majority of the issued and outstanding shares of common stock entitled to vote thereon is sufficient to authorize, affirm, ratify or consent to such act or action, except as otherwise provided by law.

On September 10, 2020, the holders of a majority of the Company’s voting stock approved an increase in the number of the authorized shares of the Company’s common stock to 750,000,000,000 shares. As  of December 31, 2020, the increase in authorized common stock was not yet effective.

SERIES A PREFERRED STOCK

The Company has authorized 10,000,000 Series A Preferred Stock $0.0007 par value per share (the “Preferred Stock Series A”). As of December 31, 2020, there are 5,000,000 shares of Preferred Stock Series A outstanding.

The Preferred Stock Series A have the right to vote with the Common Stock on all matters. Each share of Preferred Stock Series A has 10,000 votes per share. Each of George Baumoehl and Gaya Rozensweig, the directors of the Company, hold 2,500,000 shares of the Preferred Stock Series A.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – SHAREHOLDERS’ EQUITY (Continue)

SERIES B PREFERRED STOCK

The Company has authorized 3,870,000 Series B Convertible Preferred Stock $0.0007 par value per share (the “Preferred Stock Series B”). As of December 31, 2020, there are 3,870,000 shares of Preferred Stock Series B outstanding.

The Preferred Stock Series B are held by UCG, the principal shareholders of the Company. The principals shareholders of of UCG are George Baumoehl and Gaya Rozensweig, the directors of the Company

The Preferred Stock Series B were issued to UCG as consideration for the Merger. Each share of the Series B Preferred Shares will convert into 100,000 shares of WHEN’s common stock, par value $0.0007 (the “Common Stock”), for an aggregate amount of 387,000,000,000 shares of WHEN’s Common Stock, upon the filing with the Secretary of State of Delaware of an amendment to WHEN’s certificate of incorporation increasing the number of authorized shares of Common Stock that the Company is authorized to issue from time to time

NOTE 8 – RESEARCH AND DEVELOPMENT EXPENSES

	Year ended December 31
	2020	2019
Salaries and related expenses	286,266	129,811
Professional fees and other development costs	94,776	63,086
Depreciation and amortization	35,320	33,899
Vehicle maintenance	18,953	16,685
Rent and office maintenance	53,895	20,053
	489,210	263,534

NOTE 9 – GENERAL AND ADMINISTRATIVE EXPENSES

	Year ended December 31
	2020	2019
Salaries and related expenses	267,036	107,144
Professional services	139,531	33,288
Rent and office maintenance	8,398	5,013
Office expenses	54,750	18,618
Depreciation and amortization	5,302	5,855
Advertising	7,273	46,151
Doubtful debts	12,773	1,233
Other expenses	28,600	9,235
	523,663	226,537

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – INCOME TAX

A.	US resident companies are taxed on their worldwide income for corporate income tax purposes at a statutory rate of 21% this reflect certain effects of the Act which includes a reduction in the corporate tax rate from 35% to 21% as well as other changes. No further taxes are payable on this profit unless that profit is distributed. If certain conditions are met, income derived from foreign subsidiaries is tax exempt in the US under applicable tax treaties to avoid double taxation.

Income of the Israeli company is taxable from 2018 and onwards, at corporate tax rate of 23%.

The Company and its Israeli Subsidiary has not received final tax assessments since its inception.

As of December 31, 2020, the Company and its Israeli Subsidiary has carryforward losses for tax purposes of approximately $9 million and $1.2 million, respectively, which can be offset against future taxable income, if any.

B.	The following is reconciliation between the theoretical tax on pre-tax income, at the tax rate applicable to the Company (federal tax rate) and the tax expense reported in the financial statements:

	Year ended December 31
	2020	2019
Pretax loss	872,793	413,926
Federal tax rate	21%	21%
Income tax computed at the ordinary tax rate	183,286	86,924
Non-deductible expenses	(2,423)	(19,615)
Tax in respect of differences in corporate tax rates	13,860	(8,279)
Losses and timing differences in respect of which no deferred taxes were generated	(194,723)	(59,030)
	-	-

C.	Deferred taxes result primarily from temporary differences in the recognition of certain revenue and expense items for financial and income tax reporting purposes. Significant components of the Company’s future tax assets are as follows:

	Year ended December 31
	2020	2019
Composition of deferred tax assets:
Provision for employee related obligation	40,617	13,674
Allowance for doubtful accounts	7,127	4,025
Non capital loss carry forwards	2,182,415	85,711
Valuation allowance	(2,230,159)	(103,410)
	-	-

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – LOSS PER SHARE OF COMMON STOCK

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the year. The weighted average number of shares of Common Stock used in computing basic and diluted loss per ordinary share for the years ended December 31, 2020 and 2019, are as follows:

	Year ended December 31
	2020	2019
	Number of shares

Weighted average number of shares of Common Stock outstanding attributable to ordinary shareholders	60,840,910,336	100

NOTE 12 – RELATED PARTIES

A.	Transactions and balances with related parties

	Year ended December 31,
	2020	2019
General and administrative expenses:
Salaries and fees to officers	106,247	58,781

Research and development expenses:
Salaries and fees to officers	61,532	32,082

B.	Balances with related parties and officers:

	As of December 31,
	2020	2019

Other current assets	-	176,804
Other accounts liabilities	179,613	-
Liability for employee rights upon retirement	95,451	36,148
Long term loan from related party	1,812,704	1,102,799

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – RELATED PARTIES (continue)

C.	On October 21, 2020, RNA Ltd., the Company’s subsidiary, and Giora Rozensweig, the Company’s interim Chief Executive Officer, entered into an employment agreement providing for the employment (the “Giora Employment Agreement”) of Mr. Giora Rozensweig as RNA’s Chief Executive Officer, with retroactive application to July 1, 2020. Under the Giora Employment Agreement, Mr. Rozensweig is paid an annual salary of the current New Israeli Shekel equivalent of $124,080, payable monthly. Under the Giora Rozensweig Employment Agreement he also receives the following: (i) Manager’s Insurance under Israeli law for the benefit of Mr. Rosenzweig pursuant to which RNA contributes amounts equal to (a) 8-1/3 percent (and Mr. Rosenzweig contributes an additional 5%) of each monthly salary payment, and (b) 6.5% of Mr. Rosenzweig’s salary (with Mr. Rosenzweig contributing an additional 6%) to a pension fund, a form of deferred compensation program established under Israeli law. The Giora Employment Agreement also contains certain provisions for termination by RNA, which may result in a severance payment equal to twenty four months of base salary then in effect.

D.	On October 21, 2020, RNA Ltd., the Company’s subsidiary, and Gaya Rozensweig entered into an employment agreement providing for the employment (the “Gaya Employment Agreement”) of Ms. Gaya Rozensweig as RNA’s controller, with retroactive application to July 1, 2020. Under the Gaya Employment Agreement, Ms. Rozensweig is paid an annual salary of the current New Israeli Shekel equivalent of $86,880, payable monthly. Under the Rosenzweig Employment Agreement, she also receives the following: (i) Manager’s Insurance under Israeli law for the benefit of Ms. Rosenzweig pursuant to which RNA contributes amounts equal to (a) 8-1/3 percent (and Ms. Rosenzweig contributes an additional 5%) of each monthly salary payment, and (b) 6.5% of Ms. Rosenzweig’s salary (with Ms. Rosenzweig contributing an additional 6%) to a pension fund, a form of deferred compensation program established under Israeli law. The Gaya Employment Agreement also contains certain provisions for termination by RNA, which may result in a severance payment equal to twenty four months of base salary then in effect.

E.	The Company, UCG, RNA, Gaya Rozensweig, Giora Rozensweig and George Baumoehl entered into a Set-Off Agreement as of December 31, 2020 pursuant to which the parties set-off a debit balance of $250,609 owed by Gaya Rozensweig and Giora Rozensweig to RNA Ltd. against the credit balance of UCG, Inc.

F.

Giora Rozensweig and our subsidiary SG entered into an Irrevocable License and Royalty Agreement as of December 31, 2020 pursuant to which Mr. Rozensweig granted to SG an irrevocable worldwide license to certain technologies and the related intelelctual rights. In consideration of such license, Mr. Rozensweig is entitled to 1.5% of annual gross revenues, payable on a quarterly basis and only at such time as the aggregate gross revenues exceed $200,000.

