Form 10-Q
period 2021-03-31
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2021-05-17
CIK 943535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended March 31, 2021; or

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

As of May 11, 2021, 89,789,407,996 shares of the registrant’s common stock, par value $0.0007 per share, were outstanding.

WORLD HEALTH ENERGY HOLDINGS, INC.

Form 10-Q

March 31, 2021

i

WORLD HEALTH ENERGY HOLDINGS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2021

WORLD HEALTH ENERGY HOLDINGS, INC .

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2021

IN U.S. DOLLARS

WORLD HEALTH ENERGY HOLDINGS, INC .

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars except share and per share data)

	March 31,	December 31,
	2021	2020
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	141,868	359,949
Accounts receivable, net	13,360	5,086
Other current assets	47,205	42,178
Total Current assets	202,433	407,213

Right Of Use asset arising from operating lease	230,761	-
Long term prepaid expenses	23,995	24,883

Property and Equipment, Net	26,270	26,054

Total assets	483,459	458,150

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable	20,860	26,284
Right Of Use liabilities arising from operating lease	39,610	-
Other accounts liabilities	531,580	496,874
Total current liabilities	592,050	523,158

Liability for employee rights upon retirement	133,364	104,850
Long term loan from parent company	1,812,704	1,812,704
Right Of Use liabilities arising from operating lease	193,994

Total liabilities	2,732,112	2,440,712

Stockholders’ Deficit
Preferred stock, par $0.0007, 10,000,000 shares authorized, 5,000,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020.	3,500	3,500
Series B Convertible Preferred stock, par $0.0007, 3,870,000 shares authorized, 3,870,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020.	2,709	2,709
Common stock, par $0.0007, 110,000,000,000 shares authorized, 89,789,407,996 shares issued and outstanding at March 31, 2021 and December 31, 2020.	62,852,585	62,852,585
Additional paid-in capital	(63,339,224)	(63,339,224)
Foreign currency translation adjustments	(5,495)	(5,495)
Accumulated deficit	(1,762,728)	(1,496,637)
Total stockholders’ deficit	(2,248,653)	(1,982,562)
Total liabilities and stockholders’ deficit	483,459	458,150

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLD HEALTH ENERGY HOLDINGS, INC .

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars except share and per share data)

	Three months ended
	March 31
	2021	2020
	(Unaudited)

Revenues	32,649	3,516

Research and development expenses	(172,771)	(99,948)
General and administrative expenses	(124,485)	(57,406)
Operating loss	(264,607)	(153,838)
Financing expenses, net	(1,484)	(9,208)
Net loss	(266,091)	(163,046)

Comprehensive loss	(266,091)	(163,046)

Loss per share (basic and diluted)	(0.00)	(0.00)

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLD HEALTH ENERGY HOLDINGS, INC .

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(U.S. dollars, except share and per share data)

	Preferred Stock, $0.0007, Par Value		Preferred Stock B, $0.0007, Par Value		Common Stock, $0.0007, Par Value		Additional	Foreign currency		Total Company’s
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	paid-in capital	translation adjustments	Accumulated deficit	stockholders’ equity
BALANCE AT JANUARY 1, 2020	-	-	3,870,000	2,709	-	-	(2,681)	(5,495)	(623,844)	(629,311)
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2020:
Comprehensive loss for three month ended March 31, 2020	-	-	-	-	-	-	-	-	(163.046)	(163,046)
BALANCE AT MARCH 31, 2020 (Unaudited)	-	-	3,870,000	2,709	-	-	(2,681)	(5,495)	(786,890)	(792,357)

	Preferred Stock, $0.0007, Par Value		Preferred Stock B, $0.0007, Par Value		Common Stock, $0.0007, Par Value		Additional	Foreign currency		Total Company’s
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	paid-in capital	translation adjustments	Accumulated deficit	stockholders equity
BALANCE AT JANUARY 1, 2021	5,000,000	3,500	3,870,000	2,709	89,789,407,996	62,852,585	(63,339,224)	(5,495)	(1,496,637)	(1,982,562)
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2021:
Comprehensive loss for three month ended March 31, 2021	-	-	-	-	-	-	-	-	(266,091)	(266,091)
BALANCE AT MARCH 31, 2021 (Unaudited)	5,000,000	3,500	3,870,000	2,709	89,789,407,996	62,852,585	(63,339,224)	(5,495)	(1,762,728)	(2,248,653)

The accompanying notes are an integral part of the condensed consolidated financial statement

WORLD HEALTH ENERGY HOLDINGS, INC .

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars except)

	Three months ended
	March 31,
	2021	2020
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(266,091)	(163,046)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation and amortization	13,597	10,362
Increase in liability for employee rights upon retirement	28,514	2,777
Decrease in accounts receivable	(8,274)	(1,738)
Decrease (increase) in other current assets	(4,139)	(12,719)
Increase (decrease) in accounts payable	(5,422)	7,983
Increase in other accounts liabilities	37,178	31,606
Net cash used in operating activities	(204,637)	(124,775)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans granted to related parties	-	(228,898)
Proceeds from related parties	3,521	-
Purchase of property and equipment	(1,668)	(7,675)
Net cash used in investing activities	1,853	(236,573)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of lease liability	(15,297)	(6,942)
Loan received from parent company	-	91,785
Net cash provided by (used in) financing activities	(15,297)	84,843

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(218,081)	(276,505)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	359,949	359,461

CASH AND CASH EQUIVALENTS AT END OF PERIOD	141,868	82,956
Supplemental disclosure of cash flow information:
Non cash transactions:
Initial recognition of operating lease right-of-use assets	242,906	-

Initial recognition of operating lease liability	(242,906)	-

The accompanying notes are an integral part of the condensed consolidated financial statement

WORLD HEALTH ENERGY HOLDINGS, INC .

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – GENERAL

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

WORLD HEALTH ENERGY HOLDINGS, INC .

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – GENERAL (continue)

As a result, the historical financial statements of the Company were replaced with the historical financial statements of SG. The number of shares prior to the reverse capitalization have been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the Recapitalization Transaction.

C.	Going concern uncertainty

Since inception, the Group has devoted substantially all its efforts to research and development. The Group is still in its development stage and the extent of the Group’s future operating losses and the timing of becoming profitable, if ever, are uncertain. As of March 31, 2021, the Group had $141,868 of cash and cash equivalents, net losses of $266,091, accumulated deficit of $1,762,728, and a negative working capital of $389,617.

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

WORLD HEALTH ENERGY HOLDINGS, INC .

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the three-months ended March 31, 2021. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2021. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on published on the OTCIQ Alternative Reporting System, for the year ended December 31, 2021.

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

WORLD HEALTH ENERGY HOLDINGS, INC .

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continue)

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). The guidance in ASU 2020-06 simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments in the ASU 2020-06 also simplify the guidance in ASC Subtopic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets.

The amendments in ASU 2020-06 are effective for the Company for fiscal years beginning after December 15, 2021. Early adoption is permitted. The guidance must be adopted as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of this new guidance, but does not expect it to have a material impact on its financial statements.

NOTE 3 – RELATED PARTIES

A.	Transactions and balances with related parties

	Three months ended March 31
	2021	2020
General and administrative expenses:
Salaries and fees to officers	39,413	15,107

Research and development expenses:
Salaries and fees to officers	22,653	8,536

WORLD HEALTH ENERGY HOLDINGS, INC .

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 – RELATED PARTIES (continue)

B.	Balances with related parties and officers:

	As of March 31,	As of December 31,
	2021	2020

Other accounts liabilities	183,135	191,994
Long term loan from related party	1,812,704	1,812,704
Liability for employee rights upon retirement	102,516	95,451

NOTE 4 – COMMITMENTS AND CONTINGENCIES

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

A hearing was set for January 6, 2021 whereupon mediation was ordered. The Company has been in discussions with EL to resolve this issue.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2021. Certain statements made in this discussion are “forward-looking statements” within the meaning of the private securities litigation reform act of 1995,. These statements are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by the Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations and the effects that the COVID-19 outbreak, or similar pandemics, could have on our business. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

The full extent to which the COVID-19 pandemic may directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. We have made estimates of the impact of COVID-19 within our financial statements, and although there is currently no major impact, there may be changes to those estimates in future periods. Actual results may differ from these estimates.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

Overview

World Health Energy Holdings Inc. (“WHEN”), through its wholly owned subsidiaries SG 77, Inc. (“SG”) and RNA Ltd (“RNA”), is primarily engaged in data security and analytics and provides intelligent security software and services to enterprises and individuals worldwide WHEN leverages artificial intelligence (“AI”) and machine learning to deliver innovative solutions in the areas of cybersecurity, safety focusing on the areas of endpoint security, endpoint management and encryption.

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

Product Offerings & Revenue Model

Our product offerings are comprised of two principal segments, one targeting for commercial enterprises (B2B) and one for the individual users (B2C).

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

OTOGRAPH sets baselines of normal patterns for each, and constantly searches for anomalies – deviations from those expected patterns. The anomalies are detected automatically and instantly, categorized by their type and generate push alerts which are sent to the business leader’s dashboard and enabling him to respond to the threat.

B2C Cybersecurity —The B2C Cybersecurity division targets families concerned with external cyber threats and exposures in addition to monitoring a child’s behavioral patterns that may alert parents to potential tragedies caused by cyber bullying, pedophiles, other predators, and depression.

Our go-to-market strategy focuses principally on generating revenue from software, services and licensing. We intend to sell substantially all of our products and services to distributors and resellers, which will sell to end-user customers, which we refer to in this report as our customers.

Other Corporate Holdings

We currently also have the following subsidiaries.

FSC Solutions, Inc. On June 26, 2015, we entered into a Stock Purchase Agreement (the “Agreement”) with FSC and its shareholders which included Uri Tadelis, our former Chief Executive Officer and Director and our former Directors Chaim J. Lieberman and Gal Levy. The Agreement was effective as of July 1, 2015 which served as the closing date for the acquisition. Pursuant to the terms of the Agreement, we acquired all of the capital stock of FSC in exchange for the issuance of 70 billion shares of our unregistered common stock with the possibility of the issuance of an additional 130 Billion common shares upon FSC meeting certain milestones as outlined in the Agreement. Upon completion of the acquisition of FSC, we intended to employ FSC’s software and trading platform to enter the on-line trading industry. Subsequent to the completion of the acquisition, we determined that FSC did not have control over the trading platform and software we expected to acquire and operate. Please refer to Item 1, Part II, of this report.

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

Corporate Structure (Diagram)

The corporate structure of the WHEN Group is reflected below in this diagram

Comparison of the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020

The following table presents our results of operations for the three months ended March 31, 2021 and 2020

	Three Months Ended
	March 31
	2021	2020

Revenues	32,649	3,516
Operating Expenses
Research and development expenses	(172,771)	(99,948)
General and administrative expenses	(124,485)	(57,406)
Operating loss	(264,607)	(153,838)
Financing expenses, net	(1,484)	(9,208)
Net loss	(266,091)	(163,046)

Revenues. Revenues for the three months ended March 31, 2021 and 2020 were $32,649 and $3,516, respectively. Revenues were comprised primarily of software license fees.

Research and Development. Research and development expenses consist of salaries and related expenses, consulting fees, service providers’ costs, related materials and overhead expenses. Research and development expenses increased from $99,948 for the three months ended March 31, 2020 to $172,771 for the three months ended March 31, 2021. The increase resulted primarily from increase in salaries and related expenses associated with our development activities.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses and other non-personnel related expenses such as legal expenses. General and administrative expenses increased from $57,406 for the three months ended March 31, 2020 to $124,485 for the three months ended March 31, 2021. The increase is primarily attributable to the increase in salaries and related expenses, professional services other non-personnel related expenses.

Financing Expenses, Net. Financing expenses, net decreased from $9,208 for the three months ended March 31, 2020 to $1,484 for the three months ended March 31, 2020. The decrease is mainly a result of currency exchange differences between the Dollar and the New Israeli Shekel.

Net Loss. Net loss for the March 31, 2021 was $266,091 and is primarily attributable to research and development and general and administrative expenses.

Financial Condition, Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. At March 31, 2021, we had current assets of $202,433 compared to total current assets of $407,213 as of December 31, 2020. At March 31, 2021, we had total assets of $483,459 compared to total assets of $458,150 as of December 31, 2020. The increase in total assets is due to a decrease in related parties balance offset by increase in right of use asset arising from operating lease. At March 31, 2021,we had current liabilities of $592,050 as compared to $523,158 as of December 31, 2020. At March 31, 2021, we had total liabilities of $2,732,112 as compared to $2,440,712 as of December 31, 2020. The increase is mainly attributed to the increase in the balance of employees and related institutions, accrued expenses and right of use liabilities arising from operating lease.

At March 31, 2021, we had a cash balance of $141,868 compared to the cash balance of $359,949 as of December 31, 2020. We have no cash equivalents.

At March 31, 2021, we had a working capital deficiency of $389,617 as compared with a working capital deficiency of $115,945 at December 31, 2020.

We expect that our existing cash and cash equivalents as well as expected revenues will enable us to fund our operations and capital expenditure requirements through the fiscal year-end 2021. Our requirements for additional capital during this period will depend on many factors.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders’ deficit of $2,248,653 and a working capital deficiency of $389,617 at March 31, 2021 as well as negative operating cash flows. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Interim Chief Executive Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Interim Chief Executive Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on that evaluation, our management, including our Interim Chief Executive Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2021.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2020, our management concluded that our internal control over financial reporting was not effective at December 31, 2020. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The limitation of the Company’s internal control over financial reporting was due to the applied risk-based approach which is indicative of many small companies with limited number of staff in corporate functions. The identified weakness were:

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

Changes in Internal Controls over Financial Reporting.

Except for the material weakness and associated remediation plan, , there have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A hearing was set for January 6, 2021 whereupon mediation was ordered. The Company has been in discussion with EL to resolve this issue.

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

ITEM 1A.	RISK FACTORS

An investment in the Company’s Common Stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on April 15, 2021, in addition to other information contained in our reports and in this quarterly report in evaluating the Company and its business before purchasing shares of our Common Stock. There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

WORLD HEALTH ENERGY HOLDINGS, INC.
(Registrant)

By:	/s/ Giora Rozensweig
Giora Rozensweig
Interim Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Date:	May 17, 2021

