Form 10-Q
period 2021-06-30
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2021-08-16
CIK 943535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended June 30, 2021; or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 16, 2021, 89,789,407,996 shares of the registrant’s common stock, par value $0.0007 per share, were outstanding.

WORLD HEALTH ENERGY HOLDINGS, INC.

Form 10-Q

June 30, 2021

i

WORLD HEALTH ENERGY HOLDINGS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2021

WORLD HEALTH ENERGY HOLDINGS, INC .

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars except share and per share data)

	June 30,	December 31,
	2021	2020
A s s e t s	(Unaudited)
Current Assets
Cash and cash equivalents	45,255	359,949
Accounts receivable, net	20,037	5,086
Other current assets	58,764	42,178
T o t a l Current assets	124,056	407,213

Right Of Use asset arising from operating lease	223,578	-
Long term prepaid expenses	24,540	24,883

Property and Equipment, Net	29,113	26,054

T o t a l assets	401,287	458,150

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable	22,713	26,284
Right Of Use liabilities arising from operating lease	41,530	-
Other accounts liabilities	493,370	496,874
T o t a l current liabilities	557,613	523,158

Liability for employee rights upon retirement	131,151	104,850
Long term loan from parent company	1,980,440	1,812,704
Right Of Use liabilities arising from operating lease	187,625

T o t a l liabilities	2,856,829	2,440,712

Stockholders’ Deficit
Preferred stock, par $0.0007, 10,000,000 shares authorized, 5,000,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020.	3,500	3,500
Series B Convertible Preferred stock, par $0.0007, 3,870,000 shares authorized, 3,870,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020.	2,709	2,709
Common stock, par $0.0007, 110,000,000,000 shares authorized, 89,789,407,996 shares issued and outstanding at June 30, 2021 and December 31, 2020.	62,852,585	62,852,585
Additional paid-in capital	(63,339,224)	(63,339,224)
Foreign currency translation adjustments	(5,495)	(5,495)
Accumulated deficit	(1,969,617)	(1,496,637)
T o t a l stockholders’ deficit	(2,455,542)	(1,982,562)
T o t a l liabilities and stockholders’ deficit	401,287	458,150

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLD HEALTH ENERGY HOLDINGS, INC .

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars except share and per share data)

	Six months ended		Three months ended
	June 30		June 30
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)

Revenues	81,450	28,108	48,801	24,592

Research and development expenses	(253,860)	(147,354)	(81,089)	(47,406)
General and administrative expenses	(269,654)	(118,059)	(145,169)	(60,653)
Operating loss	(442,064)	(237,305)	(177,457)	(83,467)
Financing income (expense), net	(30,916)	9,232	(29,432)	21,745
Net loss	(472,980)	(228,073)	(206,889)	(61,722)

Comprehensive loss	(472,980)	(228,073)	(206,889)	(61,722)

Loss per share (basic and diluted)	(0.00)	(0.00)	(0.00)	(0.00)

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLD HEALTH ENERGY HOLDINGS, INC .

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(U.S. dollars, except share and per share data)

	Preferred Stock, $0.0007, Par Value		Preferred Stock B, $0.0007, Par Value		Common Stock, $0.0007, Par Value		Additional	Foreign currency		Total Company’s
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	paid-in capital	translation adjustments	Accumulated deficit	stockholders’ equity
BALANCE AT JANUARY 1, 2020	-	-	3,870,000	2,709	-	-	(2,681)	(5,495)	(623,844)	(629,311)
Comprehensive loss for three months ended March 31, 2020									(163,046)	(163,046)
BALANCE AT MARCH 31, 2020 (Unaudited)	-	-	3,870,000	2,709	-	-	(2,681)	(5,495)	(786,890)	(792,357)
Effect of Reverse Capitalization	5,000,000	3,500			89,789,407,996	62,852,585	(63,336,543)	-	-	(480,458)

Comprehensive loss for three months ended June 30, 2020	-	-	-	-	-	-	-	-	(61,722)	(61,722)
BALANCE AT JUNE 30, 2020 (Unaudited)	5,000,000	3,500	3,870,000	2,709	89,789,407,996	62,852,585	(63,339,224)	(5,495)	(848,612)	(1,334,537)

	Preferred Stock, $0.0007, Par Value		Preferred Stock B, $0.0007, Par Value		Common Stock, $0.0007, Par Value		Additional	Foreign currency		Total Company’s
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	paid-in capital	translation adjustments	Accumulated deficit	stockholders’ equity
BALANCE AT JANUARY 1, 2021	5,000,000	3,500	3,870,000	2,709	89,789,407,996	62,852,585	(63,339,224)	(5,495)	(1,496,637)	(1,982,562)
Comprehensive loss for three months ended March 31, 2021									(266,091)	(266,091)
BALANCE AT MARCH 31, 2021 (Unaudited)	5,000,000	3,500	3,870,000	2,709	89,789,407,996	62,852,585	(63,339,224)	(5,495)	(1,762,728)	(2,248,653)
Comprehensive loss for three months ended June 30, 2021	-	-	-	-	-	-	-	-	(206,889)	(206,889)
BALANCE AT JUNE 30, 2021 (Unaudited)	5,000,000	3,500	3,870,000	2,709	89,789,407,996	62,852,585	(63,339,224)	(5,495)	(1,969,617)	(2,455,542)

WORLD HEALTH ENERGY HOLDINGS, INC .

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars except)

	Six months ended
	June 30,
	2021	2020
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(472,980)	(228,073)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation and amortization	22,784	19,803
Increase in liability for employee rights upon retirement	26,301	12,220
Decrease (increase) in accounts receivable	(14,951)	(12,317)
Decrease (increase) in other current assets	(11,017)	(14,530)
Increase (decrease) in accounts payable	(3,571)	8,640
Increase in other accounts liabilities	13,686	11,001
Net cash used in operating activities	(439,748)	(203,256)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans granted to related parties	(5,226)	(234,726)
Purchase of property and equipment	(6,515)	(9,639)
Net cash used in investing activities	(11,741)	(244,365)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term bank credit	-	2,158
Payments of lease liability	(30,941)	(14,282)
Loan received from parent company	167,736	101,034
Net cash provided by (used in) financing activities	136,795	88,910

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(314,694)	(358,711)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	359,949	359,461

CASH AND CASH EQUIVALENTS AT END OF PERIOD	45,255	750

Supplemental disclosure of cash flow information:
Non cash transactions:
Initial recognition of operating lease right-of-use assets	242,906	-

Initial recognition of operating lease liability	(242,906)	-

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

C.	Board and Shareholder Authority for Reverse Stock Split

On June 21, 2021, Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation (the “Reverse Stock Split Certificate of Amendment”) in order to effect a reverse stock split of the Company’s common stock pursuant to a range of between 1,000-to-1 and 15,000-to-1 (the “Reverse Stock Split”), when and as determined by the Company’s Board of Directors. Pursuant to the Reverse Stock Split, each one thousand or fifteen thousand shares of common stock, or any other figure within that range, as shall be determined by the Board of Directors at a later time, will be automatically converted, without any further action by the stockholders, into one share of common stock. The Reverse Stock Split Certificate of Amendment will be effective upon receipt of approval from the Financial Industry Regulatory Authority (“FINRA”) for the Reverse Stock Split and the filing with the Secretary of the State of Delaware. As of the date of this report, the Board of Directors has not determined any particular range for the Reverse Stock Split and no application has been presented to FINRA.

D.	Going concern uncertainty

Since inception, the Group has devoted substantially all its efforts to research and development. The Group is still in its development stage and the extent of the Group’s future operating losses and the timing of becoming profitable, if ever, are uncertain. As of June 30, 2021, the Group had $45,255 of cash and cash equivalents, net losses of $472,980, accumulated deficit of $1,969,617, and a negative working capital of $433,557.

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

WORLD HEALTH ENERGY HOLDINGS, INC .

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the six-months ended June 30, 2021. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2021. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

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

WORLD HEALTH ENERGY HOLDINGS, INC .

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continue)

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). The guidance in ASU 2020-06 simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments in the ASU 2020-06 also simplify the guidance in ASC Subtopic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets.

The amendments in ASU 2020-06 are effective for the Company for fiscal years beginning after December 15, 2021. Early adoption is permitted. The guidance must be adopted as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of this new guidance, but does not expect it to have a material impact on its financial statements.

NOTE 3 – RELATED PARTIES

A.	Transactions and balances with related parties

	Six months ended June 30		Three months ended June 30
	2021	2020	2021	2020

General and administrative expenses:
Salaries and fees to officers	58,793	29,586	19,380	14,479

Research and development expenses:
Salaries and fees to officers	40,321	15,422	17,668	6,886

WORLD HEALTH ENERGY HOLDINGS, INC .

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 – RELATED PARTIES (continue)

B. Balances with related parties and officers:

	As of June 30,	As of December 31,
	2021	2020

Other current assets	5,226	-
Other accounts liabilities	167,232	191,994
Long term loan from related party	1,980,440	1,812,704
Liability for employee rights upon retirement	107,463	95,451

NOTE 4 – EMPLOYEE STOCK OPTION PLAN

On June 21, 2021, the Board of Directors and the Company’s stockholders adopted, the 2021 Equity Incentive Plan (the “2021 Plan”) pursuant to which 50 billion shares of common stock have been reserved for issuance to employees, including officers, directors and consultants.

As of June 30, 2021 no options were granted under the 2021 Plan.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

Corporate Structure (Diagram)

The corporate structure of the WHEN Group is reflected below in this diagram

Recent Developments

On June 21, 2021, Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation (the “Reverse Stock Split Certificate of Amendment”) in order to effect a reverse stock split of the Company’s common stock pursuant to a range of between 1,000-to-1 and 15,000-to-1 (the “Reverse Stock Split”), when and as determined by the Company’s Board of Directors. Pursuant to the Reverse Stock Split, each one thousand or fifteen thousand shares of common stock, or any other figure within that range, as shall be determined by the Board of Directors at a later time, will be automatically converted, without any further action by the stockholders, into one share of common stock. The Reverse Stock Split Certificate of Amendment will be effective upon receipt of approval from the Financial Industry Regulatory Authority (“FINRA”) for the Reverse Stock Split and the filing with the Secretary of the State of Delaware. As of the date of this report, the Board of Directors has not determined any particular range for the Reverse Stock Split and no application has been presented to FINRA

On June 21, 2021, the Board of Directors and the Company’s stockholders adopted, the 2021 Equity Incentive Plan (the “2021 Plan”) pursuant to which 50 billion shares of common stock have been reserved for issuance to employees, including officers, directors and consultants. As of June 30, 2021 no options were granted under the 2021 Plan.

Comparison of the Three Months Ended June 30, 2021 to the Three Months Ended June 30, 2020

The following table presents our results of operations for the three months ended June 30 2021 and 2020

	Three Months Ended
	June 30
	2021	2020

Revenues	48,801	24,592
Operating Expenses	—	—
Research and development expenses	(81,089)	(47,406)
General and administrative expenses	(145,169)	(60,653)
Operating loss	(177,457)	(83,467)
Financing income (expenses), net	(29,432)	21,745
Net loss	(206,889)	(61,722)

Revenues. Revenues for the three months ended June 30, 2021 and 2020 were $ 48,801 and $24,592, respectively. Revenues were comprised primarily of software license fees.

Research and Development. Research and development expenses consist of salaries and related expenses, consulting fees, service providers’ costs, related materials and overhead expenses. Research and development expenses increased from $47,406 for the three months ended June 30, 2020 to $81,089 during the corresponding period in 2021. The increase resulted primarily from increase in salaries and related expenses associated with our development activities.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses and other non-personnel related expenses such as legal expenses. General and administrative expenses increased from $60,653 for the three months ended June 30, 2020 to $145,169 in 2021. The increase is primarily attributable to the increase in salaries and related expenses, professional services other non-personnel related expenses.

Financing Expenses, Net. Financing income, net for the three months ended June 30, 2020 amounted to $21,745. Financing expenses, net for the three months ended June 30, 2021 amounted to $29,432 . The increase is mainly due to currency exchange differences between the Dollar and the New Israeli Shekel.

Net Loss. Net loss for the three months ended June 30, 2021 was $206,889 and is primarily attributable to research and development and general and administrative expenses.

Comparison of the Six Months Ended June 30, 2021 to the Six Months Ended June 30, 2020

The following table presents our results of operations for the three months ended June 30 2021 and 2020

	Six Months Ended
	June 30
	2021	2020

Revenues	81,450	28,108
Operating Expenses	—	—
Research and development expenses	(253,860)	(147,354)
General and administrative expenses	(269,654)	(118,059)
Operating loss	(442,064)	(237,305)
Financing income (expenses), net	(30,916)	9,232
Net loss	(472,980)	(228,073)

Revenues. Revenues for the six months ended June 30, 2021 and 2020 were $81,450 and $28,108, respectively. Revenues were comprised primarily of software license fees.

Research and Development. Research and development expenses consist of salaries and related expenses, consulting fees, service providers’ costs, related materials and overhead expenses. Research and development expenses increased from $147,354 for the six months ended June 30, 2020 as compared to $253,860 during the corresponding period in 2021. The increase resulted primarily from increase in salaries and related expenses associated with our development activities.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses and other non-personnel related expenses such as legal expenses. General and administrative expenses increased from $118,059 for the six months ended June 30, 2020 as compared to $269,654 in 2021. The increase is primarily attributable to the increase in salaries and related expenses, professional services other non-personnel related expenses.

Financing Expenses, Net. Financing income, net for the six months ended June 30, 2020 amounted to $9,232. Financing expenses, net for the six months ended June 30, 2021 amounted to $30,916 . The increase is mainly due to currency exchange differences between the Dollar and the New Israeli Shekel.

Net Loss. Net loss for the six months ended June 30, 2021 was $472,980 and is primarily attributable to research and development and general and administrative expenses.

Financial Condition, Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. At June 30, 2021 and 2020, we had current assets of $124,056 and $325,647 respectively, and total assets of $401,287 and $356,511 respectively. The decrease in total assets is due to a decrease in related parties balance offset by increase in right of use asset arising from operating lease. We had current liabilities of $557,613 as compared to $433,270 as of June 30, 2021 and 2020, respectively and total liabilities of $2,856,829 as compared to $1,691,048 as of June 30, 2021 and 2020, respectively. The increase is mainly attributed to the increase in the balance of employees and related institutions, accrued expenses ,right of use liabilities arising from operating lease and increase in loans received from a related party.

At June 30, 2021, we had a cash balance of $45,255 compared to the cash balance of $359,949 as of December 31, 2020. We have no cash equivalents.

At June 30, 2021, we had a working capital deficiency of $433,557 as compared with a working capital deficiency of $115,945 at December 31, 2020.

We expect that our existing cash and cash equivalents as well as expected revenues will enable us to fund our operations and capital expenditure requirements through year end 2021. Our requirements for additional capital during this period will depend on many factors.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders’ deficit of $2,455,542 and a working capital deficiency of $433,557 at June 30, 2021 as well as negative operating cash flows. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Interim Chief Executive Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Interim Chief Executive Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on that evaluation, our management, including our Interim Chief Executive Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2021.

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

Changes in Internal Controls over Financial Reporting.

Except for the material weakness and associated remediation plan, , there have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

WORLD HEALTH ENERGY HOLDINGS, INC.
(Registrant)

By:	/s/ Giora Rozensweig
Giora Rozensweig
Interim Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Date:	August 16, 2021

