Form 10-Q
period 2021-09-30
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2021-11-22
CIK 943535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended September 30, 2021; or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller repor476,7879ting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 22, 2021, 478,789,407,996 shares of the registrant’s common stock, par value $0.00001 per share, were outstanding.

WORLD HEALTH ENERGY HOLDINGS, INC.

Form 10-Q

September 30, 2021

i

WORLD HEALTH ENERGY HOLDINGS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021

IN U.S. DOLLARS

TABLE OF CONTENTS

Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Condensed Consolidated Balance sheets as of September 30, 2021 (unaudited), and December 31, 2020	3
Condensed Consolidated Statements of Comprehensive Loss for three and nine months ended September 30, 2021 and 2020 (unaudited)	4
Condensed Consolidated Statements of stockholders’ deficit for the three and nine months ended September 30, 2021 (unaudited) and the year ended December 31, 2020	5
Condensed Consolidated Statements of cash flows for the nine months ended September 30, 2021 and 2020 (unaudited)	6
Notes to unaudited condensed consolidated financial statements	7- 13

WORLD HEALTH ENERGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars except share and per share data)

	September 30,	December 31,
	2021	2020
	(Unaudited)
A s s e t s
Current Assets
Cash and cash equivalents	53,369	359,949
Accounts receivable, net	24,413	5,086
Other current assets	277,406	42,178
T o t a l Current assets	355,188	407,213

Right Of Use asset arising from operating lease	213,184	-
Long term prepaid expenses	24,775	24,883

Property and Equipment, Net	29,588	26,054

T o t a l assets	622,735	458,150

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable	30,369	26,284
Right Of Use liabilities arising from operating lease	42,986	-
Other accounts liabilities	1,224,072	496,874
T o t a l current liabilities	1,297,427	523,158

Liability for employee rights upon retirement	148,654	104,850
Long term loan from parent company	2,025,049	1,812,704
Right Of Use liabilities arising from operating lease	178,275	-

T o t a l liabilities	3,649,405	2,440,712

Stockholders’ Deficit
Preferred stock, par $0.00001, 10,000,000 shares authorized, 5,000,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020.	3,500	3,500
Series B Convertible Preferred stock, par $0.0001, 3,870,000 shares authorized, 3,870,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020.	2,709	2,709
Common stock, par $0.00001, 110,000,000,000 shares authorized, 91,989,407,996 shares issued and outstanding at September 30, 2021 and 89,789,407,996 shares issued and outstanding at December 31, 2020.	62,874,586	62,852,586
Additional paid-in capital	(61,899,883)	(63,339,225)
Foreign currency translation adjustments	(5,495)	(5,495)
Accumulated deficit	(4,002,087)	(1,496,637)
T o t a l stockholders’ deficit	(3,026,670)	(1,982,562)
T o t a l liabilities and stockholders’ deficit	622,735	458,150

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars except share and per share data)

	Nine months ended		Three months ended
	September 30		September 30
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)

Revenues	115,167	52,906	33,717	24,798

Research and development expenses	(374,561)	(328,529)	(120,701)	(181,175)
General and administrative expenses (Note 4)	(2,195,621)	(227,525)	(1,925,967)	(109,466)
Operating loss	(2,455,015)	(503,148)	(2,012,951)	(265,843)
Financing income (expense), net	(50,435)	6,925	(19,519)	(2,307)
Net loss	(2,505,450)	(496,223)	(2,032,470)	(268,150)

Other comprehensive loss - Foreign currency loss	-	(218)	-	(3,523)
Comprehensive loss	(2,505,450)	(496,441)	(2,032,470)	(271,673)

Loss per share (basic and diluted)	(0.00)	(0.00)	(0.00)	(0.00)

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(U.S. dollars, except share and per share data)

	Preferred Stock		Preferred Stock B		Common Stock		Additional paid-in capital	Foreign currency translation adjustments	Accumulated deficit	Total Company’s stockholders’ deficit
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
BALANCE AT JANUARY 1, 2020	-	-	3,870,000	2,709	-	-	(2,681)	(5,495)	(623,844)	(629,311)
Comprehensive loss for three months ended March 31, 2020	-	-	-	-	-	-	-	5,893	(168,938)	(163,045)
BALANCE AT MARCH 31, 2020 (Unaudited)	-	-	3,870,000	2,709	-	-	(2,681)	398	(792,782)	(792,356)
Effect of Reverse Capitalization	5,000,000	3,500	-	-	89,789,407,996	62,852,586	(63,336,544)	-	-	(480,458)
Comprehensive loss for three months ended June 30, 2020	-	-	-	-	-	-	-	(2,588)	(59,135)	(61,723)
BALANCE AT JUNE 30, 2020 (Unaudited)	5,000,000	3,500	3,870,000	2,709	89,789,407,996	62,852,586	(63,339,225)	(2,190)	(851,917)	(1,334,537)
Comprehensive loss for three months ended September 30, 2020	-	-	-	-	-	-	-	(3,523)	(268,150)	(271,673)
BALANCE AT SEPTEMBER 30, 2020 (Unaudited)	5,000,000	3,500	3,870,000	2,709	89,789,407,996	62,852,586	(63,339,225)	(5,713)	(1,120,067)	(1,606,210)

	Preferred Stock		Preferred Stock B		Common Stock		Additional paid-in capital	Foreign currency translation adjustments	Accumulated deficit	Total Company’s stockholders’ deficit
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
BALANCE AT JANUARY 1, 2021	5,000,000	3,500	3,870,000	2,709	89,789,407,996	62,852,586	(63,339,225)	(5,495)	(1,496,637)	(1,982,562)
Comprehensive loss for three months ended March 31, 2021	-	-	-	-	-	-	-	-	(266,091)	(266,091)
BALANCE AT MARCH 31, 2021 (Unaudited)	5,000,000	3,500	3,870,000	2,709	89,789,407,996	62,852,586	(63,339,225)	(5,495)	(1,762,728)	(2,248,653)
Comprehensive loss for three months ended June 30, 2021	-	-	-	-	-	-	-	-	(206,889)	(206,889)
BALANCE AT JUNE 30, 2021 (Unaudited)	5,000,000	3,500	3,870,000	2,709	89,789,407,996	62,852,586	(63,339,225)	(5,495)	(1,969,617)	(2,455,542)
Issuance of shares	-	-	-	-	1,700,000,000	17,000	153,000	-	-	170,000
Issuance of shares in exchange for services	-	-	-	-	500,000,000	5,000	245,000	-	-	250,000
Share based compensation for services providers (Note 4)	-	-	-	-	-	-	1,041,342	-	-	1,041,342
Comprehensive loss for three months ended September 30, 2021	-	-	-	-	-	-	-	-	(2,032,470)	(2,032,470)
BALANCE AT SEPTEMBER 30, 2021 (Unaudited)	5,000,000	3,500	3,870,000	2,709	91,989,407,996	62,874,586	(61,899,883)	(5,495)	(4,002,087)	(3,026,670)

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars except)

	Nine months ended
	September 30,
	2021	2020
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(2,505,450)	(496,223)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation and amortization	35,119	29,775
Share based payment to a service providers (Note 4)	1,069,120	-
Interest on lease liability	25,090	-
Increase in liability for employee rights upon retirement	43,804	34,950
Increase in accounts receivable	(19,327)	(5,956)
Increase in other current assets	(11,264)	(15,029)
Increase in accounts payable	4,085	5,183
Increase in other accounts liabilities	727,199	47,351
Net cash used in operating activities	(631,624)	(399,949)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans granted to related parties	(1,634)	(242,091)
Purchase of property and equipment	(8,931)	(9,218)
Net cash used in investing activities	(10,565)	(251,309)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of lease liability	(46,735)	(21,474)
Proceeds from stock issued for cash	170,000	-
Loan received from parent company	212,345	408,988
Net cash provided by financing activities	335,610	387,514

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	-	(1,567)

DECREASE IN CASH AND CASH EQUIVALENTS	(306,580)	(265,311)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	359,949	359,461

CASH AND CASH EQUIVALENTS AT END OF PERIOD	53,369	94,150

Supplemental disclosure of cash flow information:
Non cash transactions:
Initial recognition of operating lease right-of-use assets	242,906	-
Initial recognition of operating lease liability	(242,906)	-
Share base compensation to a service provider	(250,000)	-

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

On October 7, 2021, the Company filed an amendment (the “Amendment”) to its Certificate of Incorporation, as amended, to increase the Company’s authorized share capital and to change the par value of the Company’s Common Stock. The Amendment increased the Company’s authorized share capital to 750,000,000,000 shares of common stock (from 110,000,000,000 shares) and changed the par value of the common stock to $0.00001 per share (from $0.0007). The Amendment was effective retroactive to September 28, 2021.

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

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – GENERAL (continue)

The transaction was accounted for as a reverse asset acquisition in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Under this method of accounting, SG was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the facts that, immediately following the Merger: (i) SG’s stockholders owned a substantial majority of the voting rights in the combined company, (ii) SG designated a majority of the members of the initial board of directors of the combined company, and (iii) SG’s senior management holds all key positions in the senior management of the combined company. As a result of the Recapitalization Transaction, the shareholders of SG received the largest ownership interest in the Company, and SG was determined to be the “accounting acquirer” in the Recapitalization Transaction. See also Note 5 (Subsequent Events)

As a result, the historical financial statements of the Company were replaced with the historical financial statements of SG. The number of shares prior to the reverse capitalization have been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the Recapitalization Transaction.

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

Since inception, the Group has devoted substantially all its efforts to research and development. The Group is still in its development stage and the extent of the Group’s future operating losses and the timing of becoming profitable, if ever, are uncertain. As of September 30, 2021, the Group had $53,369 of cash and cash equivalents, net losses of $2,505,450, accumulated deficit of $4,002,087, and a negative working capital of $942,239.

The Group will need to secure additional capital in the future in order to meet its anticipated liquidity needs primarily through the sale of additional Common Stock or other equity securities and/or debt financing. Funds from these sources may not be available to the Group on acceptable terms, if at all, and the Group cannot give assurance that it will be successful in securing such additional capital (see Note 3 in respect to subscription agreements signed between August and October 2021).

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the nine-months ended September 30, 2021. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2021. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, certain revenues and expenses, and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates. As applicable to these financial statements, the most significant estimates and assumptions relate to the going concern assumptions, stock based compensation and estimations in respect of service period upon issuance of shares to services provider.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continue)

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities in our consolidated balance sheets.

ROU assets represent Company’s right to use an underlying asset for the lease term and lease liabilities represent Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, the Company generally uses the incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Stock-based compensation

The Company measures and recognizes the compensation expense for all equity-based payments to employees based on their estimated fair values in accordance with ASC 718, “Compensation-Stock Compensation”. Share-based payments including grants of stock options are recognized in the statement of comprehensive loss as an operating expense based on the fair value of the award at the date of grant. The fair value of stock options granted is estimated using the Black-Scholes option-pricing model. The Company has expensed compensation costs, net of estimated forfeitures, applying the accelerated vesting method, over the requisite service period or over the implicit service period when a performance condition affects the vesting, and it is considered probable that the performance condition will be achieved.

Share-based payments awarded to consultants (non-employees) are accounted for in accordance with ASC Topic 505-50, “Equity-Based Payments to Non-Employees”.

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

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The amendments in ASU 2020-06 are effective for the Company for fiscal years beginning after December 15, 2021. Early adoption is permitted. The guidance must be adopted as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of this new guidance, but does not expect it to have a material impact on its financial statements.

NOTE 3 – COMMON STOCK

On August 31, 2021 the Company issued 500,000,000 shares of common stock, par value $0.00001, to its legal advisor in respect of consulting services related to assisting the Company with its follow-on-offering registration statements. The Company estimated the fair value of the shares issued based on the share price at the agreement date (which was $0.0005), at $250,000 thousand of which $27,778 were recorded as share based compensation expenses in the three month ended September 30,2021, and the remaining was recorded as other current assets and will be expensed over the estimated remaining consulting services. Per the agreement, the Company committed to pay the Consultant additional $350,000 upon certain specified milestones which have not been met as of balance sheet date.

Between August and October 2021, the Company and certain investors entered into subscription agreements for a private placement of units of the Company securities (the 2021 Private Placements”) where each unit (a “Unit” and collectively the “Units”) is comprised of (i) one (1) share of the Company’s Common Stock and (ii) one common stock purchase warrant to purchase an additional share of the Company’s Common Stock through the second anniversary thereof at a per share exercise price of $0.0002. The price per unit is $0.0001. Subscription agreements for an aggregate of $900,000 provide that the investors are to remit the subscription proceeds at the time of investment and in three month intervals thereafter, in each case in amounts equal to 20% of their committed amounts. Subscription agreements for a total of $170,000 were remitted at the time of execution. Through September 30, 2021, the Company received a total of $170,000 from these subscription proceeds and in consideration thereof issued 1,700,000,000 shares of Common Stock and warrants for an additional 1,700,000,000 shares of Common Stock. See Note 5 (Subsequent Events”)

NOTE 4 - STOCK OPTIONS

On June 21, 2021, the board of directors of the Company approved the 2021 Equity Incentive Plan (the “2021 Plan”) pursuant to which the Company may issue awards, from time to time, consisting of non-qualified stock options, restricted stock grants and restricted stock units. In addition, stock option awards that qualify under Section 102 of the Israeli Tax Ordinance (New Version) 1961 (the “ITO”), and/or under Section 3(i) of the ITO, may be granted.

On June 28, 2021, the Board of Directors of the Company approved the issuance of options to purchase 6,800,000,000 shares of the Company’s Common Stock to three members of its advisory board, under the Company’s 2021 Plan. Options to purchase 6,800,000,000 shares of Common Stock shall vest in four annual equal installments, with the first installment of Options vesting on the first anniversary of the grant date, with the balance of the Options vesting over the subsequent three month periods following the first anniversary , and shall be exercisable for an exercise price of $0.001 per share.

The fair value of the options was determined using the Black-Scholes pricing model, assuming a risk free rate of 0.27%, a volatility factor of 342%, dividend yields of 0% and an expected life of 4 years and was estimated at $5,436,000.

The following table presents the Company’s stock option activity during the nine months ended September 30, 2021:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31,2020	-	-
Granted	6,800,000,000	0.001
Exercised	-	-
Forfeited or expired	-	-
Outstanding at September 30,2021	6,800,000,000	0.001
Number of options exercisable at September 30, 2021	-	-

The aggregate intrinsic value of the awards outstanding as of September 30, 2021 is zero. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.0006 as of September 30, 2021, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

The stock options outstanding as of September 30, 2021, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
	As of September 30, 2021
0.001	6,800,000,000	3.75	-
	6,800,000,000	3.75	-

Compensation expense recorded by the Company in respect of its stock-based compensation awards for the period of nine and three months ended September 30, 2021 was $1,041,342 and are included in General and Administrative expenses in the Statements of Operations.

The Company had committed to issue 3,900,000,000 to a consultant for his past business development services. The Company estimated the fair value of the commitment at $390,000. The commitment was recorded as credit to Other accounts liabilities and debit to Share based compensation expenses.

NOTE 5 – RELATED PARTIES

A.	Transactions and balances with related parties

	Nine months ended September 30		Three months ended September 30
	2021	2020	2021	2020

General and administrative expenses:
Salaries and fees to officers	92,849	81,377	34,056	51,791

Research and development expenses:
Salaries and fees to officers	61,921	46,779	21,600	31,357

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

B.	Balances with related parties and officers:

	As of September 30,	As of December 31,
	2021	2020

Other current assets	1,634	-
Other accounts liabilities	120,000	191,994
Long term loan from related party	2,025,049	1,812,704
Liability for employee rights upon retirement	115,550	95,451

NOTE 6 – COMMITMENTS AND CONTINGENCIES

In December 16, 2020 the Company signed a lease agreement effective as from January 1, 2021, for office space in Herzliya, Israel for a period of 3 years with monthly payments of approximately $5,000 and an option to extend the agreement for an additional 1 year with monthly payments of approximately $5,500. As of September 30, 2021, the balance of the lease liability amounted to $221,261 and right-of-use asset amounted to $213,184.

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

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 7 – SUBSEQUENT EVENTS

A.	Following the effectiveness of the Amendment referred to in Note 3, the Company issued 387,000,000,000 shares of the Company’s common stock to UCG, Inc., a Florida corporation owned jointly by Gaya Rozensweig and George Baumeohl, the Company’s directors. upon the automatic conversion of all 3,870,000 outstanding shares of the Company’s Series B Preferred Shares issued in April 2020 in connection with the acquisition of RNA, Ltd. From UCG, Inc. The terms of the Series B Preferred Stock are described in Note 1B above.

B.	Between October 1, 2021 and the filing of this report the Company received additional subscription gross proceeds of $216,000 from the 2021 Private Placement and in respect thereof will issue 2,160,000,000 shares of Common Stock and warrants, exercisable for a two year period, for an additional 2,160,000,000 shares of Common Stock exercisable at a per share exercise price of $0.0002.

C.	On November 10, 2021, the Company entered into an agreement with a consultant with a term of 12 months under which it undertook to issue to the Consultant restricted stock for services rendered during the initial six months, representing $150,000 value of the stock based on a 10 day moving average. Following a public offering of its stock the Company undertook to pay to the Consultant $15,000 per month.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Corporate Structure (Diagram)

The corporate structure of the WHEN Group is reflected below in this diagram

Recent Developments

On June 21, 2021, Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation (the “Reverse Stock Split Certificate of Amendment”) in order to effect a reverse stock split of the Company’s common stock pursuant to a range of between 1,000-to-1 and 15,000-to-1 (the “Reverse Stock Split”), when and as determined by the Company’s Board of Directors. Pursuant to the Reverse Stock Split, each one thousand or fifteen thousand shares of common stock, or any other figure within that range, as shall be determined by the Board of Directors at a later time, will be automatically converted, without any further action by the stockholders, into one share of common stock. The Reverse Stock Split Certificate of Amendment will be effective upon receipt of approval from the Financial Industry Regulatory Authority (“FINRA”) for the Reverse Stock Split and the filing with the Secretary of the State of Delaware. As of the date of this report, the Board of Directors has not determined any particular ratio for the Reverse Stock Split and no application has been presented to FINRA

On June 21, 2021, the Board of Directors and the Company’s stockholders adopted, the 2021 Equity Incentive Plan (the “2021 Plan”) pursuant to which 50 billion shares of common stock have been reserved for issuance to employees, including officers, directors and consultants. The Company undertook to issue under the 2021 Plan options for a total of 16,800,000,000 shares of the Company’s common stock at a per share exercise price of $0.001 per share. The options can only be issued following the adoption by the Board of the of the Israeli Appendix to the 2020 Incentive Stock Plan and its submission to the Israel Tax Authorities.

Between August and October 2021, the Company and certain investors entered into subscription agreements for a private placement of units of the Company securities where each unit (a “Unit” and collectively the “Units”) is comprised of (i) one (1) share of the Company’s Common Stock and (ii) one common stock purchase warrant to purchase an additional share of the Company’s Common Stock through the second anniversary thereof at a per share exercise price of $0.0002. The price per unit is $0.0001. Subscription agreements for an aggregate of $900,000 provide that the investors are to remit the subscription proceeds at the time of investment and in three month intervals thereafter, in each case in amounts equal to 20% of their committed amounts. Subscription agreements for a total of $170,000 were remitted at the time of execution. Through September 30, 2021, the Company received a total of $170,000 from these subscription proceeds and in consideration thereof issued 1,700,000,000 shares of common stock and warrants for an additional 1,700,000,000 shares of common stock. From October 1, 2021 through the filing of this report the Company received an additional $216,000 from these subscription proceeds and issued 2,160,000,000 shares of common stock and warrants for an additional 2,160,000,000 shares of common stock.

On October 7, 2021, the Company filed an amendment (the “Amendment”) to its Certificate of Incorporation, as amended, to increase the Company’s authorized share capital and to change the par value of the Company’s Common Stock. The Amendment increased the Company’s authorized share capital to 750,000,000,000 shares of common stock (from 110,000,000,000 shares) and changed the par value of the common stock to $0.00001 per share (from $0.0007).

Following the effectiveness of the Amendment, the Company issued 387,000,000,000 shares of the Company’s common stock to UCG, Inc., a Florida corporation owned jointly by Gaya Rozensweig and George Baumeohl, the Company’s directors. upon the automatic conversion of all 3,870,000 outstanding shares of the Company’s Series B Preferred Shares issued in April 2020 in connection with the acquisition of RNA, Ltd. From UCG, Inc.

On November 10, 2021, the Company entered into an agreement with a consultant with a term of 12 months under which it undertook to issue to the Consultant restricted stock for services rendered during the initial six months, representing $150,000 value of the stock based on a 10 day moving average. Following a public offering of its stock the Company undertook to pay to the Consultant $15, 000 per month.

In November 2021, the Company issued to a consultant a total of 5,700,000,000 shares of stock for services provided. The shares were issued under the terms of an investment agreement entered into as of October 2018

Comparison of the Three Months Ended September 30, 2021 to the Three Months Ended September 30, 2020

The following table presents our results of operations for the three months ended September 30 2021 and 2020

	Three Months Ended
	September 30
	2021	2020

Revenues	33,717	24,798
Operating Expenses
Research and development expenses	(120,701)	(181,175)
General and administrative expenses	(1,925,967)	(109,466)
Operating loss	(2,012,951)	(265,843)
Financing income (expenses), net	(19,519)	(2,307)
Net loss	(2,032,470)	(268,150)

Revenues. Revenues for the three months ended September 30, 2021 and 2020 were $33,717 and $24,798, respectively. Revenues were comprised primarily of software license fees.

Research and Development. Research and development expenses consist of salaries and related expenses, consulting fees, service providers’ costs, related materials and overhead expenses. Research and development expenses decreased from $181,175 for the three months ended September 30, 2020 to $120,701 during the corresponding period in 2021. The decrease resulted primarily from decrease in salaries and related expenses associated with our development activities.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses, share based compensation for service providers and other non-personnel related expenses such as legal expenses. General and administrative expenses increased from $109,466 for the three months ended September 30, 2020 to $1,925,967 in 2021. The increase is primarily attributable to the increase in share based compensation to service providers, salaries and related expenses, professional services other non-personnel related expenses.

Financing Expenses, Net. Financing income, net for the three months ended September 30, 2020 amounted to $2,307. Financing expenses, net for the three months ended September 30, 2021 amounted to $19,519. The increase is mainly due to currency exchange differences between the Dollar and the New Israeli Shekel.

Net Loss. Net loss for the three months ended September 30, 2021 was $2,032,470 and is primarily attributable to research and development, share based compensation and general and administrative expenses.

Comparison of the Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020

The following table presents our results of operations for the three months ended September 30 2021 and 2020

	Nine Months Ended
	September 30
	2021	2020

Revenues	115,167	52,906
Operating Expenses
Research and development expenses	(374,561)	(328,529)
General and administrative expenses	(2,195,621)	(227,525)
Operating loss	(2,455,015)	(503,148)
Financing income (expenses), net	(50,435)	6,925
Net loss	(2,505,450)	(496,223)

Revenues. Revenues for the nine months ended September 30, 2021 and 2020 were $115,167 and $52,906, respectively. Revenues were comprised primarily of software license fees.

Research and Development. Research and development expenses consist of salaries and related expenses, consulting fees, service providers’ costs, related materials and overhead expenses. Research and development expenses increased from $328,529 for the nine months ended September 30, 2020 as compared to $374,561 during the corresponding period in 2021. The increase resulted primarily from increase in salaries and related expenses associated with our development activities.

General and Administrative Expenses. General and administrative expenses consist primarily of share based compensation for service providers, salaries and related expenses and other non-personnel related expenses such as legal expenses. General and administrative expenses increased from $227,525 for the nine months ended September 30, 2020 as compared to $2,195,621 in 2021. The increase is primarily attributable to the increase in share based compensation, salaries and related expenses, professional services other non-personnel related expenses.

Financing Expenses, Net. Financing income, net for the nine months ended September 30, 2020 amounted to $6,925 Financing expenses, net for the nine months ended September 30, 2021 amounted to $50,435. The increase is mainly due to currency exchange differences between the Dollar and the New Israeli Shekel.

Net Loss. Net loss for the nine months ended September 30, 2021 was $2,505,450 and is primarily attributable to research and development, share based compensation and general and administrative expenses.

Financial Condition, Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. At September 30, 2021 and 2020, we had current assets of $355,188 and $419,800 respectively, and total assets of $622,735 and $441,849 respectively. The increase in total assets is due to the increase other current assets and in right of use asset arising from operating lease. We had current liabilities of $1,297,427 as compared to $458,609 as of September 30, 2021 and 2020, respectively and total liabilities of $3,649,405 as compared to $2,048,059 as of September 30, 2021 and 2020, respectively. The increase is mainly attributed to the increase in the balance of employees and related institutions, accrued expenses ,right of use liabilities arising from operating lease and increase in loans received from a related party.

At September 30, 2021, we had a cash balance of $53,369 compared to the cash balance of $359,949 as of December 31, 2020. We have no cash equivalents.

At September 30, 2021, we had a working capital deficiency of $942,239 as compared with a working capital deficiency of $115,945 at December 31, 2020.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders’ deficit of $3,026,670 and a working capital deficiency of $942,239 at September 30, 2021 as well as negative operating cash flows. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Interim Chief Executive Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Interim Chief Executive Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on that evaluation, our management, including our Interim Chief Executive Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2021.

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

Changes in Internal Controls over Financial Reporting.

Except for the material weakness and associated remediation plan, there have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION:

None.

ITEM 6.	EXHIBITS

Exhibit Index:

31.1*	Certification of Interim Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of Interim Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD HEALTH ENERGY HOLDINGS, INC.
(Registrant)

By:	/s/ Giora Rozensweig
Giora Rozensweig
Interim Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Date:	November 22, 2021

