Form 10-K
period 2021-12-31
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2022-04-14
CIK 943535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

MARK ONE:

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 10, 2022, 489,839,407,996 shares of the registrant’s common stock, par value $0.00001 per share, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2021) was approximately $17.1 million, as computed by reference to the closing price of such common stock on OTC Market on such date.

2021 ANNUA L REPORT (SEC FORM 10-K)

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

The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K as well as our other SEC filings.

PART I

Item 1. BUSINESS

Business Overview

World Health Energy Holdings, Inc. (“we” “us” “our” the “Company” or “WHEN”) WHEN is a diversified energy, health, and cybersecurity technology company. On April 27, 2020, WHEN completed a reverse triangular merger pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) among the Company, R2GA, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Sub”), UCG, Inc., a Florida corporation (“Seller”), SG 77 Inc., a Delaware corporation and wholly-owned subsidiary of Seller (“SG”), and RNA Ltd., an Israeli company and a wholly owned subsidiary of SG (“RNA”). Under the terms of the Merger Agreement, R2GA merged with and into SG, with SG remaining as the surviving corporation and a wholly-owned subsidiary of the Company (the “Merger”). The Merger became effective as of April 29, 2020. Each of Gaya Rozensweig and George Baumeohl, directors of the Company, are also the sole shareholders and directors of UCG.

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

Recent Developments

On March 22, 2022 the Company, CrossMobile Sp zoo, a company formed under the laws of Poland (“CrossMobile”) and the shareholders of CrossMobile (of which our CEO, Giora Rosenzweig, holds 40.67% and George Baumeohl, a director, holds 6.67%, of the issued preferred share capital of CrossMobile), entered into an Investment Agreement (the “Agreement”) pursuant to which the Company is to purchase 26% of the outstanding common share capital of CrossMobile on a fully diluted basis, in consideration of the issuance by the Company to CrossMobile of 10,000,000,000 restricted shares of Company common stock (the “Initial Investment”). The acquisition is subject to the registration with the Polish Companies Registrar of the shares issuable to the Company in respect of the Initial Investment, as required under local law. Upon the registration of the Company shareholdings in CrossMobnile, the closing of the Initial Investment will be deemed to have occurred and the 10,000,000,000 Company shares of common stock will be issued to CrossMobile. In addition, for 18 months following the date of the Agreement, the Company has the option to purchase additional shares of CrossMobile, such that following such additional purchase, the Company shall hold approximately 51% of CrossMobile’s outstanding share capital on a fully diluted basis. In the event the Company shall choose to exercise the option, the Company shall issue such number of restricted shares of common stock of the Company calculated based on pre-money valuation of CrossMobile as determined by an independent appraiser agreed between the Company and CrossMobile

We believe that the acquisition of CrossMobile provides an opportunity in our evolution and provides us with a strong foothold in the European market. CrossMobile is part of a limited group of licensed operators in the EU. CrossMobile is planning to roll-out a comprehensive suite of value-added services for B2B and B2C customers in the telecom industry.

With our involvement in CrossMobile, we expect to provide advanced cybersecurity solutions and other next-generation value-added services to CrossMobile’s future product offerings as well the access to the EU market for our CyberSecurity products.

CyberSecurity Business

Through SG and RNA, we are primarily engaged in data security and analytics and provides intelligent security software and services to enterprises and individuals worldwide The Company leverages artificial intelligence (“AI”) and machine learning to deliver innovative solutions in the areas of cybersecurity, safety focusing on the areas of endpoint security, endpoint management and encryption.

As the digital transformation of enterprises continues to advance, workforces are becoming more dispersed and mobile, and data and applications are increasingly migrating to the cloud. As part of this trend, the number of connected endpoints is growing rapidly, as is their complexity and the volume of data that they process and store. These endpoints, which include smartphones, laptops, desktops, servers, vehicles, industrial equipment and other connected devices in the Internet of Things (“IoT”), are increasingly a target for cyber adversaries. The COVID-19 pandemic has accelerated the decentralization of the workplace prompting many enterprises to shift to substantially remote and mobile work models. At the same time, the threat environ\ment has become increasingly hostile as the number of adversaries grows and the scale and sophistication of their attacks, increasingly focused on the endpoint, continue to develop.

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

Our research and development expense was $489,210 and $497,121 in 2020 and 2021, respectively.

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

Employees

As of April 10, 2022, we had eight (8) employees, of which six (5) are primarily engaged in research and development and three (3) in administrative positions.

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

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this prospectus. Our audited financial statements at December 31, 2021 and 2020 and for the years then ended were prepared assuming that we will continue as a going concern.

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

Our business may be affected by the ongoing COVID-19 pandemic and may be significantly adversely affected as the pandemic continues or if other events out of our control disrupt our business or that of our third party collaborators.

While the extent of the impact of the COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, financial condition and operating results. If the COVID-19 pandemic continues, other aspects of our may be may be adversely affected, delayed or interrupted. We currently rely on third parties to run our business. If any such third party in our supply chain for materials is adversely impacted by effects from the COVID-19 pandemic, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted and our costs could be increased.

Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, this could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations.

The COVID-19 pandemic continues to evolve. The ultimate impact of the COVID-19 pandemic on our business operations is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted, including the duration of the pandemic, additional or modified government actions, and the actions taken to contain COVID-19 or address its impact, among others. We do not yet know the full extent of potential delays or impacts on our business, our research programs or the global economy. We will continue to monitor the situation closely.

In addition, our business could be significantly adversely affected by other business disruptions to us or our third party collaborators that could seriously harm our potential future revenue and financial condition. Our operations, and those of our collaborators, contract manufacturing organizations (CMOs) and other contractors, consultants, and third parties could be subject to other global pandemics, earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

As of the date of this current report on Form 10-K, our directors, executive officers, principal stockholders and affiliated entities beneficially own, in the aggregate, approximately 90% of our outstanding voting securities. Additionally, Ms. Gaya Rozensweig, one of our directors, holds Series A preferred Stock which allows her to vote with holders of the Common Stock on an as converted basis giving her effective control of any vote.

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

Our subsidiary RNA Ltd. currently has a corporate office located in, Herzliya, Israel. The office comprises approximately 247 square meters. The lease term for this office is from December 2020 through December 2024 and our monthly renal payment is approximately $4,700.

We believe that our facilities are generally in good condition and suitable to carry on our business. We also believe that, if required, suitable alternative or additional space will be available to us on commercially reasonable terms.

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

A hearing was set for January 6, 2021 whereupon mediation was ordered. Mediation meetings were held but no resolution was reached. The Florida lawsuit is currently pending.

On or about, January 19, 2022, EL filed a lawsuit in the Delaware Court of Chancery seeking to remove the restrictive legend from all the shares of Common Stock held by EL (the “2022 Lawsuit”), which are approximately 23,000,000,000 shares. The Company retained the services of Delaware counsel and has moved to dismiss or stay the 2022 Lawsuit in favor of the previously filed Florida lawsuit, which involves the same parties and same issues. The Company’s motion is currently pending in the Delaware Court of Chancery.

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

Market Information

As of April 10, 2022, there were 381 active holders of record of our common stock, and the last reported sale price of our common stock on the OTC Pink-tier of OTC Markets on April 10, 2022 was $0.0004.

Dividend Policy

To date, we have paid no dividends on our common stock and do not expect to pay cash dividends in the foreseeable future. We plan to retain all earnings to provide funds for the operations of our company. In the future, our Board of Directors will decide whether to declare and pay dividends based upon our earnings, financial condition, capital requirements, and other factors that our Board of Directors may consider relevant. We are not under any contractual restriction as to present or future ability to pay dividends.

Unregistered Sales of Equity Securities

(i) During 2021, the Company and certain investors entered into subscription agreements for a private placement of units of the Company securities (the 2021 Private Placements”) where each unit (a “Unit” and collectively the “Units”) is comprised of (i) one (1) share of the Company’s Common Stock and (ii) one common stock purchase warrant to purchase an additional share of the Company’s Common Stock through the second anniversary thereof at a per share exercise price of $0.0002. The price per unit is $0.0001. Subscription agreements for an aggregate of $900,000 provided that the investors are to remit the subscription proceeds at the time of investment and in three month intervals thereafter, in each case in amounts equal to 20%- 25% of their committed amounts. Through December 31, 2021, the Company received a total of $386,000 from these subscription proceeds and in consideration thereof issued 3,860,000,000 shares of Common Stock and warrants for an additional 3,860,000,000 shares of Common Stock.

(ii) Through September 2021, we issued to three service providers options under the 2021 Equity Incentive Plan to purchase in the aggregate 6,800,000,000 shares of our common stock at a per share purchase price of $0.0001.

(iii) In November 2021 we issued to the CEO of CrossMobile 1,500,000,000 shares of our common stock following the closing of the letter of intent between the Company and CrossMobile.

(iii) In December 2021 we issued to a consultant 5,700,000,000 shares of our common stock upon conversion of consulting fees due under the service agreement with such consultant.

(iv) In December 2021we issued to a consultant 150,000,000 shares under an investment relations services agreement then entered into. The shares were issued as partial payment under such agreement.

We relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) thereof and/or Regulation S promulgated by the SEC under the Act with respect to the issuance of such securities.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain aggregate information with respect to the Company’s shares of common stock that as of December 31, 2021 were issuable under its 2021 Equity Incentive Plan in effect as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in first column) (3)
Equity compensation plans approved by security holders	6,800,000,000	$0.0001	43,200,000,000

Equity compensation plans not approved by security holders	—	—	—

Total	6,800,000,000	$0.0001	43,200,000,000

(1)	Represents shares of common stock issuable under our 2021 Equity Incentive Plan upon exercise of outstanding options to purchase 6,800,000,000 shares of common stock.

(2)	The weighted average remaining term for the expiration of remaining stock options is three years.

(3)	Represents shares of common stock available for future issuance under equity compensation plans. “Equity Compensation Plan” under Item 11 hereof contains a description of the material features of the 2021 Equity Incentive Plan.

Issuer Purchases of Equity Securities

None

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

Recent Sales of Unregistered Securities

None.

Item 6 -RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Results of Operations

Summary of Results of Operations

	Year ended
	December 31
	2021	2020

Revenues	$140,177	$98,159
Operating Expenses
Research and development expenses	(497,121)	(489,210)
General and administrative expenses	(682,859)	(523,663)
Share base compensation expenses	(3,485,830)	-
Operating loss	(4,525,633)	(914,714)
Financing income (expenses), net	(71,180)	41,921
Net loss	(4,596,813)	(872,793)

Revenues

Revenues for the years ended December 31, 2020 and 2021 were $98,159 and 140,177, respectively.

Research and Development Expenses. Research and development expenses consist of salaries and related expenses, consulting fees, service providers’ costs and overhead expenses. Research and development expenses increased from $489,210 for the year ended December 31, 2020 to $497,121 in 2021. The increase resulted primarily from increased in salaries and related expenses and other development costs associated with our development activities, partially offset by decrease in consulting and professional fees.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses and other non-personnel related expenses such as legal expenses. General and administrative expenses increased from $523,663 for the year ended December 31, 2020 to $682,859 in 2021. The increase primarily attributed to the increase in professional services and other non-personnel related expenses, partially offset by decrease in salaries and related expenses.

Financing Expenses, Net. Financing expenses, net increased from financing income of $41,921of financing for the year ended December 31, 2020 to financing expenses, net of $71,180 for the year ended December 31, 2021. The increase is mainly a result of currency exchange differences between the Dollar and the New Israeli Shekel.

Net Loss. Net loss for the year ended December 31, 2021 was $4,596,813 and is primarily attributable to increase in share based compensation expenses to our employees and services providers.

Financial Condition, Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. At December 31, 2021 and 2020, we had current assets of $1,312,175 and $407,213 , respectively, and total assets of $1,588,375 and $458,150 respectively. The increase in total assets is mainly due to the increase in prepaid expenses resulted from issuance of Company’s shares to service providers and as part of our CrossMobile transaction as detailed above as well as increase in rights of use asset arising from operating lease . We had current liabilities of $764,203 as compared to $523,158 as of December 31, 2021 and 2020, respectively and total liabilities of $3,107,629 as compared to $2,440,712 as of December 31, 2021 and 2020 , respectively. The increase is mainly attributed to the increase in the balance of employees and related institutions, accrued expenses and increase in loans received from a related party as well as increase in right of use liability arising from operating lease.

At December 31, 2021, we had a cash balance of $46,022 compared to the cash balance of $359,949 as of December 31, 2020. We have no cash equivalents.

At December 31, 2021, we had a working capital of $547,972 as compared with a working capital deficiency of $115,945 at December 31, 2020.

We need to raise additional operating capital in order to realize our business plan, including the expansion into the MVNO business. Management believes that funds on hand, as well as the subscription proceeds that we are to receive through our fiscal year 2022 on a periodic basis under the committed subscription agreements with certain of our investors, will enable us to fund our operations and capital expenditure requirements through March 2023. Our requirements for additional capital during this period will depend on many factors.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders’ deficit of $1,519,254 and a working capital of $547,972 at December 31, 2021 as well as negative operating cash flows. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Critical Accounting Policies

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and consolidated statements of operations. Actual results may differ significantly from those estimates. The most significant estimates and assumptions used in the financial statements relate to going concern and stock based compensation assumptions.

Off-Balance Sheet Arrangements We have not entered into any off-balance sheet arrangements during 2021 and do not anticipate entering into any off-balance sheet arrangements during the next 12 months.

Item 7A. Qualitative and Quantitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The Company’s consolidated financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1. The Company’s consolidated balance sheet as of December 31, 2021 and December 31, 2020, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the year then ended have been audited by Halperin Ilanit CPA, which is an independent registered public accounting firm, engaged by the Company since May 8, 2020. These financial statements have been prepared in accordance with accounting principles generally accepted in the United State of America and pursuant to Regulations S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K. The financial statements have been prepared assuming the Company will continue as a going concern.

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

During the Company’s two most recent fiscal years and in the subsequent interim period through the Notification Date, the Company has not consulted with Halperin regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report nor oral advice was provided to the Company by Halperin that was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue; or (ii) any matter that was the subject of either a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

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

We conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021 for the reasons discussed below:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On March 22, 2022 the Company, CrossMobile S p zoo, a company formed under the laws of Poland (“CrossMobile”) and the shareholders of CrossMobile (of which Mr. Giora Rosenzweig, our CEO, holds 40.67% and Mr. George Baumeohl, onle of our directors, holds 6.67%, of the issued preferred share capital of CrossMobile), entered into an Investment Agreement (the “Agreement”) pursuant to which the Company is to purchase 26% of the outstanding common share capital of CrossMobile on a fully diluted basis, in consideration of the issuance by the Company to CrossMobile of 10,000,000,000 restricted shares of Company common stock (the “Initial Investment”). The acquisition is subject to the registration with the Polish Companies Registrar of the shares issuable to the Company in respect of the Initial Investment, as required under local law. Upon the registration of the Company shareholdings in CrossMobnile, the closing of the Initial Investment will be deemed to have occurred and the 10,000,000,000 Company shares of common stock will be issued to CrossMobile.

CrossMobile is a licensed mobile virtual network operator (“MVNO”) in Poland, providing the necessary licenses and key infrastructure to service an estimated population of 540 million in the EU. With its involvement in CrossMobile, the Company expects to provide advanced cybersecurity solutions and other next-generation value-added services to CrossMobile’s future product offerings

In addition, for 18 months following the date of the Agreement, the Company has the option to purchase additional shares of CrossMobile, such that following such additional purchase, the Company shall hold approximately 51% of CrossMobile’s outstanding share capital on a fully diluted basis. In the event the Company shall choose to exercise the option, the Company shall issue such number of restricted shares of common stock of the Company calculated based on pre-money valuation of CrossMobile as determined by an independent appraiser agreed between the Company and CrossMobile.

Under the Agreement, upon the closing of the Initial Investment, Giora Rosenzweig, is to be appointed to the CrossMobile board of directors. The Agreement provides that either party may terminate the Agreement and the transactions is the Initial Investment has not closed by September 30, 2022.

The preferred share capital provides certain privileges, including the right to participate in CrossMobile shareholder meetings at a rate of two votes for each preferred share and preference as to distribution of dividends at a rate equal to twice the dividends distributed to the holders of the common shares in CrossMobile.

Mr. Tromer, the CEO of CrossMobile, was appointed to the Company’s advisory board in February 2022. In connection with his service on the advisory board, he was awarded options under the Company’s 2021 Equity Incentive Plan to purchase 6 billion shares of the Company’s common stock, at a per share exercise price of $0.0001 per share, which the exercise price for all grants to date to member of the Company’s advisory board. Mr. Tromer’s options vest as follows: 25% (i.e., 1,500,000,000) option shares vest on the first anniversary of the appointment to the advisory board and the balance in increments of 400,000,000 shares on each subsequent three (3) month anniversary. In addition, in November 2021 the Company issued to Mr. Tromer an additional 1,500,000,00 shares of common stock in consideration of his efforts in the execution of the letter of intent between the Company and CrossMobile in respect of the above referenced transaction.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Set forth below are the names, ages, position with the Company and business experiences of the executive officers and directors of the Company.

Name	Age	Position(s) with Company

Giora Rozensweig	49	Interim Chief Executive Officer
Maj (Ret) Danny Yatom	77	President
Gaya Rozensweig	41	Director
George Baumoehl	56	Director

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

Maj. Gen. (Ret.) Yatom, age 77 has over 40 years of experience in top intelligence and security leadership roles, including as the Director of Mossad, the national intelligence and special operations agency of Israel and one of the world’s leading intelligence secret and operations agencies. From 1999 to 2001, he served as Chief of Staff for Security and Policy to Prime Minister Ehud Barak. He also served in various positions in the Israeli security forces and government, including head of the Israeli Defense Forces’ Planning Directorate, commander of the Central Command, and military secretary to defense ministers Moshe Arens and Yitzhak Rabin and prime ministers Yitzhak Rabin and Shimon Peres. He holds Bachelor of Science degree in Physics, Mathematics and Computer Science from the Hebrew University in Jerusalem and Master of Arts degree in the Middle Eastern studies from Tel Aviv University

Gaya Rozensweig. Mrs. Rozensweig, age 40, holds a Degree in Business Management & Information Systems, which she received from the College of Management, Jerusalem in 2003. Mrs. Rozensweig is a co-founder of RNA Technology Ltd. and has headed the sales and marketing of a startup with a 27-person team that worked with government offices, banks, insurance companies. Mrs. Rozensweig has served as Chief Financial Officer of RNA Technology, Ltd. since 2015. Previously she served as Chief Financial Officer at Tomagi Ltd. from 2008 until 2015.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have not filed the required reports in a timely manner during the fiscal year ended December 31, 2021.

Item 11. Executive Compensation.

The following table sets forth certain compensation information for: (i) our principal executive officer or other individual serving in a similar capacity during our fiscal year ended December 31, 2021, (ii) our two most highly compensated executive officers other than our principal executive officers who were serving as executive officers at December 31, 2021 whose compensation exceed $100,000 and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2021. Compensation information is shown for the fiscal years ended December 31, 2021 and 2020:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)		Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Giora Rozensweig	2021	139,086	-	-	-		-	-	-	139,086
	2020	93,255	-	-	-		-	-	-	93,255
Gaya Rozensweig	2021	83,025	-	-	-		-	-	-	83,025
	2020	74,524	-	-	-		-	-	-	74,524
Danny Yatom	2021	-	-	-	1,838,930	[2]	-	-	-	1,838,930
	2020	-	-	-	-		-	-	-	-

1. In accordance with SEC rules, the amounts in this column reflect the fair value on the grant date of the option awards granted to the named executive, calculated in accordance with ASC Topic 718. Stock options were valued using the Black-Scholes model. The grant-date fair value does not necessarily reflect the value of shares which may be received in the future with respect to these awards. The grant-date fair value of the stock options in this column is a non-cash expense for us that reflects the fair value of the stock options on the grant date and therefore does not affect our cash balance. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our Common Stock on the date of exercise. For a discussion of the assumptions made in the valuation of the stock options, see Note 9 to the financial reports attached to this Annual Report.

2. Represents compensation expense recorded by the Company in respect of the options for 6,000,000,000 shares granted in June 2021.

Employment Agreements with Executive Officers

On October 21, 2020, RNA Ltd., the Company’s subsidiary, and Giora Rozensweig, the Company’s interim Chief Executive Officer, entered into an employment agreement providing for the employment (the “Giora Employment Agreement”) of Mr. Giora Rozensweig as RNA’s Chief Executive Officer, with retroactive application to July 1, 2020. Under the Giora Employment Agreement, Mr. Rozensweig is paid an annual gross salary of the current New Israeli Shekel equivalent of $133,500, payable monthly. Under the Giora Rozensweig Employment Agreement he also receives the following: (i) Manager’s Insurance under Israeli law for the benefit of Mr. Rosenzweig pursuant to which RNA contributes amounts equal to (a) 8-1/3 percent (and Mr. Rosenzweig contributes an additional 5%) of each monthly salary payment, and (b) 6.5% of Mr. Rosenzweig’s salary (with Mr. Rosenzweig contributing an additional 6%) to a pension fund, a form of deferred compensation program established under Israeli law. The Giora Employment Agreement also contains certain provisions for termination by RNA, which may result in a severance payment equal to twenty four months of base salary then in effect.

1On October 21, 2020, RNA Ltd., the Company’s subsidiary, and Gaya Rozensweig entered into an employment agreement providing for the employment (the “Gaya Employment Agreement”) of Ms. Gaya Rozensweig as RNA’s controller, with retroactive application to July 1, 2020. Under the Gaya Employment Agreement, Ms. Rozensweig is paid an annual gross salary of the current New Israeli Shekel equivalent of $93,500, payable monthly. Under the Rosenzweig Employment Agreement, she also receives the following: (i) Manager’s Insurance under Israeli law for the benefit of Ms. Rosenzweig pursuant to which RNA contributes amounts equal to (a) 8-1/3 percent (and Ms. Rosenzweig contributes an additional 5%) of each monthly salary payment, and (b) 6.5% of Ms. Rosenzweig’s salary (with Ms. Rosenzweig contributing an additional 6%) to a pension fund, a form of deferred compensation program established under Israeli law. The Gaya Employment Agreement also contains certain provisions for termination by RNA, which may result in a severance payment equal to twenty four months of base salary then in effect.

Termination of Employment and Change of Control Arrangement

Under each of the Giora Employment Agreement and the Gaya Employment Agreement, in the event that the Company terminates the agreement for reasons other than casue, then the employee is entited to two years of salary payments.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2021

The following table sets forth information concerning equity awards held by each of our Named Executive Officers as of December 31, 2021.

Name	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Securities Underlying RSUs (#) Unvested
Danny Yatom	-	6,000,000,000	$0.0001	6/26/31	--

There were no outstanding equity awards at December 31, 2021 to our named executive officers.

Compensation of Directors

We have no standard arrangements for compensating our board of directors for their attendance at meetings of the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of shares of our common and preferred stock owned beneficially as of April 10, 2022 by: (i) our directors and executive officer; and (ii) each person or group of persons known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

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

Name of Beneficial Owner	COMMON STOCK		% of class (Common Stock) (1)	SERIES A PREFERRED STOCK (4)	% of class (Series A Preferred)
Officers and Directors
Giora Rozensweig, Interim Chief Executive Officer	—	(2)	—	—	—	—	—
Gaya Rozensweig, Director	27,383,333,333	(3)	5.61%	2,500,000	50%	—	—
George Baumeohl. Director	17,683,333,334	(3)	3.62%	2,500,000	50%	—	—

5% or More Shareholders
UCG, Inc. (3)	387,000,000,000		79.22%
Total Held by Officers and Directors of Each Class	45,066,666,666		88.45%	5,000,000	100%	—	—

1.	Based on 489,839,407,996 shares of Common Stock outstanding as of April 10, 2022.

2.	Gaya Rozensweig is the spouse of Giora Rozensweig. While the shares of Common Stock are held as of record by Gaya Rozensweig, both persons may be deemed to control the voting and disposition of these shares.

3.	The sole shareholders and directors of UCG, Inc. are Gaya Rozensweig and George Baumeohl and, as such, they may be deemed to beneficially own these shares. The address of UCG Inc. is 1825 NW Corporate Blvd. Suite 110, Boca Raton, Florida 33431.

4.	The Series A Preferred Stock were issued in August 2019 to each of Gaya Rozensweig and George Baumeohl. The Series A Preferred Stock is authorized to vote with the Common Stock in all stockholder meetings that the Common Stock may vote and each share has voting power equal to 10,000 votes per share.

Item 13. Certain Relationships and Related Transactions and Director Independence.

On December 31, 2020, the Company, UCG, RNA, Gaya Rozensweig, Giora Rozensweig and George Baumoehl entered into a Set-Off Agreement pursuant to which the parties set-off a debit balance of $250,609 owed by Gaya Rozensweig and Giora Rozensweig to RNA Ltd. against the credit balance of UCG, Inc.

On December 31, 2020, Giora Rozensweig and our subsidiary SG entered into an Irrevocable License and Royalty Agreement pursuant to which Mr. Rozensweig granted to the WHEN group an irrevocable worldwide license certain technologies and the related intelelctual rights. In consideration of such license, Mr. Rozensweig is entitled to 1.5% of annual gross revenues, payable on a quarterly basis. The payments are to be made at such time as the WHEN Group’s revenues exceed on an aggregate basis $120,000.

On March 22, 2022 the Company, CrossMobile S.P.Zooand the shareholders of CrossMobile (of which Mr. Giora Rosenzweig, holds 40.67% and Mr. George Baumeohl holds 6.67%, of the issued preferred share capital of CrossMobile), entered into an Investment Agreement (the “Agreement”) pursuant to which the Company is to purchase 26% of the outstanding common share capital of CrossMobile on a fully diluted basis, in consideration of the issuance by the Company to CrossMobile of 10,000,000,000 restricted shares of Company common stock (the “Initial Investment”). The acquisition is subject to the registration with the Polish Companies Registrar of the shares issuable to the Company in respect of the Initial Investment, as required under local law. Upon the registration of the Company shareholdings in CrossMobnile, the closing of the Initial Investment will be deemed to have occurred and the 10,000,000,000 Company shares of common stock will be issued to CrossMobile.

Item 14. Principal Accounting Fees and Services.

The following table shows the fees that were billed for the audit and other services.In May 2020 Halperin Ilanit CPA was appointed as the Company’s auditors. The amounts for the years ended December 31, 2021 and 2020 reflects amounts paid to Halperin Ilanit CPA.

	2021	2020
Audit Fees	$27,500	$27,500
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$27,500	27,500

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

		The financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements” on page F-3 and included on pages F-1 through F-24.

	2.	Financial Statement Schedules

		All schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits

The following exhibits are filed or “furnished” herewith:

Exhibit No	Description
2.1	Agreement and Plan of Merger (the “Merger Agreement”) among World Health Energy Holding, Inc., R2GA, Inc., a Delaware corporation and a wholly owned subsidiary of the Company, UCG, Inc., a Florida corporation, SG 77 Inc., a Delaware corporation and wholly-owned subsidiary of Seller, and RNA Ltd., an Israeli company and a wholly owned subsidiary of SG. (incorporated from the Current Report on Form 8-K filed on April 30, 2020)

3.1	Articles of Incorporation, as amended (incorporated from Form 10Sb filed on July 23, 1999)

3.2	Amended and Restated Bylaws (incorporated from Form 10Sb filed on July 23, 1999)

4.1	Description of Registrant’s securities *

10.1	Personal Employment Agreement with Giora Rozensweig (incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed on November 23, 2020)

10.2	Personal Employment Agreement with Gaya Rozensweig (incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed on November 23, 2020)

10.3	Setoff Agreement dated as of December 31, 2020 among World Health Energy Holding, Inc., SG 77 Inc., RNA Ltd., Giora Rozensweig, Gaya Rozensweig and George Baumoehl (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2021 filed on April 15, 2021)

10.4	Irrevocable License and Royalty Agreement dated as of December 31, 2020 between Giora Rozensweig and SG 77 Inc. (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2021 filed on April 15, 2021)

21.1	Subsidiaries of the Registrant*

31	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (and principal and accounting officer).*

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.*

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) * Filed herewith

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD HEALTH ENERGY HOLDINGS, INC.
(Registrant)

By:	/s/ Giora Rozensweig
Giora Rozensweig
Interim Chief Executive Officer

Date:	April 14, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gaya Rozensweig	Director	April 14, 2022
Gaya Rozensweig

/s/ George Baumoehl	Director	April 14, 2022
George Baumoehl

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021

IN U.S. DOLLARS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

WORLD HEALTH ENERGY HOLDING, INC.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of World Health Energy Holding, Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the years in the period ended December 31, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year in the period ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1D to the financial statements, the Company has not yet generated material revenues from its operations to fund its activities and is therefore dependent upon external sources for financing its operations. As of December 31, 2021, the Company has incurred accumulated deficit of $6,093 thousands and negative operating cash flows. These factor among others, as discussed in Note 1D to the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1D to the financial statements. The financial statements do not include any adjustments that might result from the outcome of’ these uncertainties.

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

/s/ Halperin Ilanit.

Certified Public Accountants (Isr.)

PCAOB number 650100001

Tel Aviv, Israel

April 14, 2022

We have served as the Company’s auditor since 2020

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars except share and per share data)

	December 31,	December 31,
	2021	2020
Assets
Current Assets
Cash and cash equivalents	46,022	359,949
Accounts receivable, net	10,022	5,086
Prepaid share based payment to service providers	1,188,291	-
Other current assets (Note 3)	67,840	42,178
Total Current assets	1,312,175	407,213

Right Of Use asset arising from operating lease (Note 6)	201,518	-
Long term prepaid expenses	25,723	24,883
Property and Equipment, Net (Note 4)	27,777	26,054
Funds in respect of employee rights upon termination	21,182	-

Total assets	1,588,375	458,150

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable	80,059	26,284
Right Of Use liabilities arising from operating lease (Note 6)	45,756	-
Other account liabilities (Note 5)	638,388	496,874
Total current liabilities	764,203	523,158

Liability for employee rights upon retirement	157,860	104,850

Long term loan from parent company	2,012,339	1,812,704

Right Of Use liabilities arising from operating lease (Note 6)	173,227	-

Total liabilities	3,107,629	2,440,712

Stockholders’ Deficit (Note 8)
Preferred stock, par $0.0007, 10,000,000 shares authorized, 5,000,000 shares issued and outstanding as of December 31, 2021 and December 31, 2020.	3,500	3,500
Series B Convertible Preferred stock, par $0.0007, 3,870,000 shares authorized, 0 and 3,870,000 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively.	-	2,709
Common stock, par $0.00001, 750,000,000,000 and 110,000,000,000 shares authorized at December 31, 2021 and December 31, 2020, respectively. 488,499,407,996 and 89,789,407,996 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively.	66,839,685	62,852,585
Additional paid-in capital	(62,263,494)	(63,339,224)
Foreign currency translation adjustments	(5,495)	(5,495)
Accumulated deficit	(6,093,450)	(1,496,637)
Total stockholders’ deficit	(1,519,254)	(1,982,562)
Total liabilities and stockholders’ deficit	1,588,375	458,150

The accompanying notes are an integral part of the consolidated financial statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(U.S. dollars except share and per share data)

	Year ended
	December 31
	2021	2020

Revenues	140,177	98,159

Research and development expenses (Note 10)	(497,121)	(489,210)
General and administrative expenses (Note 11)	(682,859)	(523,663)
Share base compensation expenses (Notes 8, 9)	(3,485,830)	-
Operating loss	(4,525,633)	(914,714)
Financing income (expenses), net	(71,180)	41,921

Comprehensive loss	(4,596,813)	(872,793)

Loss per common stock (basic and diluted)	(0.00)	(0.00)

The accompanying notes are an integral part of the consolidated financial statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(U.S. dollars, except share and per share data)

	Preferred Stock, $0.0007, Par Value		Preferred Stock B, $0.0007, Par Value		Common Stock, $0.00001, Par Value		Additional	Foreign currency		Total Company’s
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	paid-in capital	translation adjustments	Accumulated deficit	stockholder’s deficit

BALANCE AT JANUARY 1, 2020	-	-	3,870,000	2,709	-	-	(2,681)	(5,495)	(623,844)	(629,311)
CHANGES DURING THE YEAR ENDED DECEMBER 31, 2020:
Effect of Reverse Capitalization (Note 1 B)	5,000,000	3,500	-	-	89,789,407,996	62,852,585	(63,336,543)	-	-	(480,458)
Net loss for the period	-	-	-	-	-	-	-	-	(872,793)	(872,793)
BALANCE AT DECEMBER 31, 2020	5,000,000	3,500	3,870,000	2,709	89,789,407,996	62,852,585	(63,339,224)	(5,495)	(1,496,637)	(1,982,562)
CHANGES DURING THE YEAR ENDED DECEMBER 31, 2021:
Issuance of shares (Note 8)	-	-	-	-	3,860,000,000	38,600	347,400	-	-	386,000
Issuance of shares in exchange for services (Note 8)	-	-	-	-	6,350,000,000	63,500	1,626,500	-	-	1,690,000
Share based compensation for services providers (Note 9)	-	-	-	-	-	-	2,084,121	-	-	2,084,121
Conversion preferred stock to common stock (Note 8)	-	-	(3,870,000)	(2,709)	387,000,000,000	3,870,000	(3,867,291)	-	-	-
Issuance of shares in respect of purchase of investee (Note 8)	-	-	-	-	1,500,000,000	15,000	885,000	-	-	900,000
Net loss for the period	-	-	-	-	-	-	-	-	(4,596,813)	(4,596,813)
BALANCE AT DECEMBER 31, 2021	5,000,000	3,500	-	-	488,999,407,996	66,839,685	(62,263,494)	(5,495)	(6,093,450)	(1,519,254)

The accompanying notes are an integral part of the consolidated financial statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars except share and per share data)

	Year ended
	December 31
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(4,596,813)	(872,793)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation and amortization	58,046	39,437
Share based payment to a service providers (Note 9)	3,485,830	-
Interest on lease liability	29,763	-
Increase in liability for employee rights upon retirement	53,010	63,004
Increase (decrease) in accounts receivable	(4,936)	1,361
Decrease (increase) in other current assets	(19,317)	(5,970)
Increase (decrease) in accounts payable	53,775	(5,085)
Increase in other accounts liabilities	141,514	130,482
Net cash used in operating activities	(799,128)	(649,564)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans granted to related parties	(7,186)	(232,175)
Increase in asset for employee rights upon retirement	(21,182)	-
Increase in other long term prepaid expenses	-	(24,883)
Purchase of property and equipment	(8,931)	(24,232)
Net cash used in investing activities	(37,299)	(281,290)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of lease liability	(63,134)	(29,173)
Proceeds from stock issued for cash	386,000	960,515
Loan received from parent company	199,634	-
Net cash provided by financing activities	522,500	931,342

INCREASE IN CASH AND CASH EQUIVALENTS	(313,927)	488

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	359,949	359,461

CASH AND CASH EQUIVALENTS AT END OF PERIOD	46,022	359,949

Supplemental disclosure of cash flow information:
Non cash transaction:
Debt set off	-	250,609
Initial recognition of operating lease right-of-use	242,906	-
Prepaid expenses for service providers in Company’s shares	1,188,291	-

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

On March 22, 2022 the Company, CrossMobile S.P.Zoo (“CrossMobile”) and the shareholders of CrossMobile (of which several are related parties in the Company), entered into an Investment Agreement (the “Agreement”) pursuant to which, the Company is to purchase 26% of the outstanding common share capital of CrossMobile on a fully diluted basis, in consideration of the issuance by the Company to CrossMobile of 10,000,000,000 restricted shares of Company common stock. In addition, for 18 months following the date of the Agreement, the Company has the option to purchase additional shares of CrossMobile, such that following such additional purchase, the Company shall hold approximately 51% of CrossMobile’s outstanding share capital on a fully diluted basis. (see Note 15 for additional information).

B.	Merger Transaction

On April 27, 2020, the Company completed a reverse triangular merger pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) among WHEN, R2GA, Inc., a Delaware corporation and a wholly owned subsidiary of WHEN (“Sub”), UCG, SG, and RNA. Under the terms of the Merger Agreement, R2GA merged with SG, with SG remaining as the surviving corporation and a wholly-owned subsidiary of the WHEN (the “Merger”). The Merger was effective as of April 27, 2020 whereby SG became a direct and wholly owned subsidiary of WHEN and RNA indirect wholly owned subsidiary of WHEN. Each of Gaya Rozensweig and George Baumeohl, directors of WHEN, are also the sole shareholders and directors of WHEN.

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

On October 7,2021, and following the Shareholders’ meeting approval, the Company increase its authorized shares to 750,000,000,000 (from 110,000,000,000 shares) and changed the par value of the common stock to $0.00001 per share (from $0.0007) (see Note 8).

Following the effectiveness of the Amendment referred to above, on December 3, 2021, the Company issued 387,000,000,000 shares of the Company’s common stock to UCG, Inc. upon the automatic conversion of all 3,870,000 outstanding shares of the Company’s Series B Preferred Shares issued in April 2020 in connection with the acquisition of RNA, Ltd. From UCG, Inc.

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

Since inception, the Group has devoted substantially all its efforts to research and development. The Group is still in its development stage and the extent of the Group’s future operating losses and the timing of becoming profitable, if ever, are uncertain. As of December 31, 2021, the Group had $46,022 of cash and cash equivalents, accumulated deficit of $6,093,450, working capital of $547,972 and net losses of $4,596,813 during the year ended December 31, 2021.

The Group will need to secure additional capital in the future in order to meet its anticipated liquidity needs primarily through the sale of additional Common Stock or other equity securities and/or debt financing. Funds from these sources may not be available to the Group on acceptable terms, if at all, and the Group cannot give assurance that it will be successful in securing such additional capital (see Note 8 in respect to subscription agreements signed during 2021).

These conditions raise substantial doubt about the Company’s ability to continue to operate as a “going concern.” The Company’s ability to continue operating as a going concern is dependent on several factors, among them is the ability to raise sufficient additional funding.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL (continue)

E.	The COVID-19 pandemic continues to create business and economic uncertainty and volatility in the global markets. Many countries around the world are experiencing further outbreaks of the pandemic, following which governments are once again imposing various restrictions. At the same time, there is a recovery trend in the volume of economic activity around the world that leads on one hand, to significant demand for certain products and services and on the other hand, disruptions to worldwide supply chain routes and some raw materials. The Group continues to take measures to ensure the health and safety of its employees, suppliers, other business partners and the communities in which it operates in order to ensure, among others, the operation level, the proper functioning of its facilities and to minimize the pandemic’s potential impact on its business. Manufacturing continues at the Group’s sites without interruptions. However, there is still a difficulty in assessing the future impacts of the pandemic on the Group’s operations, inter alia, in light of the uncertainty of its duration, the extent of its intensity and effects on global supply chains and global markets, and additional countermeasures that may be taken by governments and central banks.

F.	Risk factors

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, certain revenues and expenses, and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates. As applicable to these financial statements, the most significant estimates and assumptions relate to the going concern assumptions, stock based compensation and estimations in respect of service period upon issuance of shares to services providers.

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

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net loss for the year ended As of December 31, 2021 and 2020.

Cash and cash equivalents

Cash equivalents are short-term highly liquid investments which include short term bank deposits (up to three months from date of deposit), that are not restricted as to withdrawals or use that are readily convertible to cash with maturities of three months or less as of the date acquired.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (cont.)

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

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (cont.)

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

The Group accounts for uncertain tax positions in accordance with ASC Topic 740-10, which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. According to ASC Topic 740-10, tax positions must meet a more-likely-than-not recognition threshold. The Company’s accounting policy is to classify interest and penalties relating to uncertain tax positions under income taxes, however the Company did not recognize such items in its fiscal 2021 and 2020 financial statements and did not recognize any liability with respect to an unrecognized tax position in its balance sheets.

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

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (cont.)

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

Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes, eliminates certain exceptions to the general principles in Topic 740 and clarifies certain aspects of the current guidance to improve consistent application among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021 and interim periods within annual periods beginning after December 15, 2022, though early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company is currently evaluating the effect the adoption of ASU 2019-12 will have on its consolidated financial statements.

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

Other new pronouncements issued but not effective as of December 31, 2021 are not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 – OTHER CURRENT ASSTES

	December 31,
	2021	2020
Related Parties	7,185	-
Government Institutions	7,010	8,356
Other Receivable	53,645	33,822
	67,840	42,178

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars except share and per share data)

NOTE 4 – PROPERTY AND EQUIPMENT, NET

	December 31,
	2021	2020
Computers	70,475	61,538
Furniture and office equipment	16,454	16,454
	86,929	77,992
Less - accumulated depreciation	(59,152)	(51,938)
Total property and equipment, net	27,777	26,054

In the years ended December 31, 2021 and 2020, depreciation was US$ 7,214 and US$14,587 respectively.

In the years ended December 31, 2021 and 2020, the Company acquired fixed assets in the amounts of US$ 8,931 and US$24,232 respectively.

NOTE 5 –OTHER ACCOUNTS LIABILITIES

	December 31,
	2021	2020
Employees and related institutions	261,455	227,760
Accrued expenses and other liabilities	249,333	90,501
Deferred revenues	7,600	11,381
Related parties	120,000	167,232
	638,388	496,874

NOTE 6 – LEASES

In December 16, 2020 the Company signed a lease agreement effective as from January 1, 2021, for office space in Herzliya, Israel for a period of 4 years with monthly payments of approximately $5,500 (NIS 17,000) and an option to extend the agreement for an additional 1 year with monthly payments of approximately $5,900 (NIS 18,275). As of December 31, 2021, the balance of the lease liability amounted to $218,983 and right-of-use asset amounted to $201,518.

A.	The components of operating lease cost for the year ended December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020

Operating lease costs	63,134	29,173
Short-term lease cost	6,709	-
Total operating lease cost	69,843	29,173

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars except share and per share data)

NOTE 6 – LEASES (continue)

B.	Supplemental cash flow information related to operating leases was as follows:

	December 31,
	2021	2020

Cash paid for amounts included in the measurement of lease liabilities:
Cash flows from operating leases	63,134	29,173
Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	242,906	-

C.	Supplemental balance sheet information related to operating leases was as follows:

	December 31,
	2021	2020

Operating leases:
Operating leases right-of-use asset	201,518	-

Current operating lease liabilities	45,756	-
Non-current operating lease liabilities	173,227	-
Total operating lease liabilities	218,983	-

Weighted average remaining lease term (years)	4	-

Weighted average discount rate	10%	-

D.	Future minimum lease payments under non-cancellable leases as of December 31, 2021 were as follows:

2021

2022	65,595
2023	65,595
2024	65,595
2025	70,514
Total operating lease payments	267,299
Less: imputed interest	48,316
Present value of lease liabilities	218,983

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars except share and per share data)

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On October 27, 2020 WHEN filed suit in State Court, Palm Beach County, Florida, against FSC Solutions, Inc. (“FSC”), Eli Gal Levy (“EL”) and Padem Consultants Sprl (collectively, the “Defendants”). The lawsuit relates to the Stock Purchase Agreement entered into by WHEN with FSC and its shareholders, which included EL, pursuant to which WHEN acquired all of the issued and outstanding stock of FSC in exchange for the issuance of 70 billion shares of WHEN unregistered common stock. FSC was the putative owner of a software and trading platform which WHEN intended to use to enter into the on-line trading business. Subsequent to the completion of the acquisition, we determined that FSC did not have control over the trading platform and software we expected to acquire and operate. The Florida lawsuit seeks a declaratory judgment to unwind the FSC transaction and cancel the shares of WHEN common stock issued in the FSC transaction that are still outstanding.

A hearing was set for January 6, 2021 whereupon mediation was ordered. The Company and EL were in discussions to resolve this issue but no resolution was reached. The Florida lawsuit is currently pending.

On or about, January 19, 2022, EL filed a lawsuit in the Delaware Court of Chancery seeking to remove the restrictive legend from all the shares of Common Stock held by EL (the “2022 Lawsuit”), which are approximately 23,000,000,000 shares. The Company retained the services of Delaware counsel and has moved to dismiss or stay the 2022 Lawsuit in favor of the previously filed Florida lawsuit, which involves the same parties and same issues. The Company’s motion is currently pending in the Delaware Court of Chancery.

NOTE 8 – SHAREHOLDERS’ EQUITY

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

As of December 31, 2021, there were 488,499,407,996 shares of Common Stock issued and outstanding.

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

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars except share and per share data)

NOTE 8 – SHAREHOLDERS’ EQUITY (continue)

SERIES A PREFERRED STOCK

The Company has authorized 10,000,000 Series A Preferred Stock $0.0007 par value per share (the “Preferred Stock Series A”). As of December 31, 2021, and 2020, there are 5,000,000 shares of Preferred Stock Series A outstanding.

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

The Preferred Stock Series B are held by UCG, the principal shareholders of the Company. The principal’s shareholders of UCG are George Baumoehl and Gaya Rozensweig, the directors of the Company.

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

TRANSACTIONS

Following the effectiveness of the Amendment referred to in above, On December 3, 2021, the Company issued 387,000,000,000 shares of the Company’s common stock to UCG, Inc. upon the automatic conversion of all 3,870,000 outstanding shares of the Company’s Series B Preferred Shares issued in April 2020 in connection with the acquisition of RNA, Ltd. From UCG, Inc.

On August 31, 2021 the Company issued 500,000,000 shares of common stock, par value $0.00001, to its legal advisor in respect of consulting services related to assisting the Company with its follow-on-offering registration statements, which, as of December 31, 2021, is expected to be provided until December 31, 2022. The Company estimated the fair value of the shares issued based on the share price at the agreement date (which was $0.0005), at $250,000 thousand of which $69,444 were recorded as share based compensation expenses in the year ended December 31,2021, and the remaining $180,556, were recorded as prepaid expense under Other Current Assets and will be expensed over the estimated remaining consulting services. Per the agreement, the Company committed to pay the Consultant additional $350,000 only in the event that the Company raises at least $5 million in the follow-on-offering in a senior security exchange.

Between August and October 2021, the Company and certain investors entered into subscription agreements for a private placement of units of the Company securities (the 2021 Private Placements”) where each unit (a “Unit” and collectively the “Units”) is comprised of (i) one (1) share of the Company’s Common Stock and (ii) one common stock purchase warrant to purchase an additional share of the Company’s Common Stock through the second anniversary thereof at a per share exercise price of $0.0002. The price per unit is $0.0001. Subscription agreements for an aggregate of $900,000 provide that the investors are to remit the subscription proceeds at the time of investment and in three month intervals thereafter, in each case in amounts equal to 20% of their committed amounts. Subscription agreements for a total of $386,000 were remitted at the time of execution. Through December 31, 2021, the Company received a total of $386,000 from these subscription proceeds and in consideration thereof issued 3,860,000,000 shares of Common Stock and warrants for an additional 3,860,000,000 shares of Common Stock.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars except share and per share data)

NOTE 8 – SHAREHOLDERS’ EQUITY (continue)

On November 10, 2021, the Company entered into an agreement with a consultant with a term of 12 months under which it undertook to issue to the Consultant restricted stock for services rendered during the initial six months, representing $150,000 value of the stock based on a 10 day moving average. Following a public offering of its stock the Company undertook to pay to the Consultant $15,000 per month. As of December 3, 2021, the company issued 150,000,000 shares of common stock. As of December 31, 2021 the Company recorded $42,265 as general and administrative expenses and the remaining $107,735 were recorded as prepaid expenses under Other Current Assets.

On November 11, 2022, the Board of Director of the Company approved the issuance of 1,500,000,000 share of common stock of the Company $0.0001 par value, to a principal shareholder of CrossMobile in consideration for his efforts to complete the CrosssMobile transaction (see Note 15). The Company estimated the value of the shares issued based on the share price of the Company as of the date of the agreement at $900,000 and recorded such value prepaid transaction costs under Other Current Assets.

On December 3, 2021 the Company issued 5,700,000,000 shares of common stock, par value $0.00001, to a consultant in respect of business development consulting services. The Company estimated the fair value of the shares issued at $1,290,000 thousand which were recorded as share based compensation expenses in the year ended December 31, 2021.

NOTE 9 - STOCK OPTIONS

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

On June 28, 2021, the Board of Directors of the Company approved the issuance of options to purchase 6,800,000,000 shares of the Company’s Common Stock with an exercise price of $0.0001, to three members of its advisory board, under the Company’s 2021 Plan. Options to purchase 1,700,000,000 shares of Common Stock shall vest on the first anniversary of the agreement and the remaining options shall vest quarterly, over additional 3 years. The grant is subject the approval of the Board of Directors of the Company.

The fair value of the options was determined using the Black-Scholes pricing model, assuming a risk free rate of 0.27%, a volatility factor of 342%, dividend yields of 0% and an expected life of 4 years and was estimated at $5,436,000.

The following table presents the Company’s stock option activity during the year ended December 31, 2021:

	Number of Options	Weighted Average Exercise Price

Outstanding at December 31,2020	-	-
Granted	6,800,000,000	0.0001
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2021	6,800,000,000	0.0001
Number of options exercisable at December 31, 2021	-	-

The aggregate intrinsic value of the awards outstanding as of December 31, 2021 is $2,720,000. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.0005 as of December 31, 2021, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars except share and per share data)

NOTE 9 - STOCK OPTIONS (continue)

The stock options outstanding as of December 31, 2021, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
As of December 31, 2021

0.0001	6,800,000,000	3.49	-
0.001	6,800,000,000	3.49	-

Compensation expense recorded by the Company in respect of its stock-based compensation awards for the year ended December 31, 2021 was $2,084,121 and are included in General and Administrative expenses in the Statements of Operations.

NOTE 10 – RESEARCH AND DEVELOPMENT EXPENSES

	Year ended December 31
	2021	2020
Salaries and related expenses	375,469	286,266
Professional fees and other development costs	33,623	94,776
Depreciation and amortization	47,630	35,320
Vehicle maintenance	19,761	18,953
Rent and office maintenance	20,638	53,895
	497,121	489,210

NOTE 11 – GENERAL AND ADMINISTRATIVE EXPENSES

	Year ended December 31
	2021	2020
Salaries and related expenses	222,784	267,036
Professional services	278,221	139,531
Rent and office maintenance	9,651	8,398
Office expenses	91,557	54,750
Depreciation and amortization	10,416	5,302
Advertising	2,009	7,273
Doubtful debts	3,994	12,773
Other expenses	64,227	28,600
	682,859	523,663

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars)

NOTE 12 – INCOME TAX

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

As of December 31, 2021, the Company and its Israeli Subsidiary has carryforward losses for tax purposes of approximately $9,156,722 million and $2,755,469 million, respectively, which can be offset against future taxable income, if any.

B.	The following is reconciliation between the theoretical tax on pre-tax income, at the tax rate applicable to the Company (federal tax rate) and the tax expense reported in the financial statements:

	Year ended December 31
	2021	2020
Pretax loss	4,596,813	872,793
Federal tax rate	21%	21%
Income tax computed at the ordinary tax rate	(965,331)	(183,286)
Non-deductible expenses	9,595	2,423
Stock-based compensation	588,865	-
Tax in respect of differences in corporate tax rates	(18,178)	(13,860)
Losses and timing differences in respect of which no deferred taxes were generated	385,049	194,723
	-	-

C.	Deferred taxes result primarily from temporary differences in the recognition of certain revenue and expense items for financial and income tax reporting purposes. Significant components of the Company’s future tax assets are as follows:

	Year ended December 31
	2021		2020
Composition of deferred tax assets:
Provision for employee related obligation		49,750		40,617
Allowance for doubtful accounts		3,994		7,127
Non capital loss carry forwards		2,561,464		2,182,415
Valuation allowance		(2,615,208)		(2,230,159)
	-		-

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars except share and per share data)

NOTE 13 – LOSS PER SHARE OF COMMON STOCK

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the year. The weighted average number of shares of Common Stock used in computing basic and diluted loss per ordinary share for the years ended December 31, 2021 and 2020, are as follows:

	Year ended December 31
	2021	2020
	Number of shares

Weighted average number of shares of Common Stock outstanding attributable to ordinary shareholders	120,832,640,873	60,840,910,336

NOTE 14 – RELATED PARTIES

A.	Transactions and balances with related parties

	Year ended December 31,
	2021	2020
General and administrative expenses:
Salaries and fees to officers (*)	1,974,893	106,247
(*) of which share based compensation	1,838,930	-

Research and development expenses:
Salaries and fees to officers	86,148	61,532

B.	Balances with related parties and officers:

	As of December 31,
	2021	2020

Other current assets	7,186	-
Other accounts liabilities	120,000	179,613
Liability for employee rights upon retirement	213,371	95,451
Long term loan from related party	2,012,339	1,812,704

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars except share and per share data)

NOTE 14 – RELATED PARTIES (continue)

C.	On October 21, 2020, RNA Ltd., the Company’s subsidiary, and Giora Rozensweig, the Company’s interim Chief Executive Officer, entered into an employment agreement providing for the employment (the “Giora Employment Agreement”) of Mr. Giora Rozensweig as RNA’s Chief Executive Officer, with retroactive application to July 1, 2020. Under the Giora Employment Agreement, Mr. Rozensweig is paid an annual gross salary of the current New Israeli Shekel equivalent of $133,500, payable monthly. Under the Giora Rozensweig Employment Agreement he also receives the following: (i) Manager’s Insurance under Israeli law for the benefit of Mr. Rosenzweig pursuant to which RNA contributes amounts equal to (a) 8-1/3 percent (and Mr. Rosenzweig contributes an additional 5%) of each monthly salary payment, and (b) 6.5% of Mr. Rosenzweig’s salary (with Mr. Rosenzweig contributing an additional 6%) to a pension fund, a form of deferred compensation program established under Israeli law. The Giora Employment Agreement also contains certain provisions for termination by RNA, which may result in a severance payment equal to twenty four months of base salary then in effect.

D.	On October 21, 2020, RNA Ltd., the Company’s subsidiary, and Gaya Rozensweig entered into an employment agreement providing for the employment (the “Gaya Employment Agreement”) of Ms. Gaya Rozensweig as RNA’s controller, with retroactive application to July 1, 2020. Under the Gaya Employment Agreement, Ms. Rozensweig is paid an annual gross salary of the current New Israeli Shekel equivalent of $93,500, payable monthly. Under the Rosenzweig Employment Agreement, she also receives the following: (i) Manager’s Insurance under Israeli law for the benefit of Ms. Rosenzweig pursuant to which RNA contributes amounts equal to (a) 8-1/3 percent (and Ms. Rosenzweig contributes an additional 5%) of each monthly salary payment, and (b) 6.5% of Ms. Rosenzweig’s salary (with Ms. Rosenzweig contributing an additional 6%) to a pension fund, a form of deferred compensation program established under Israeli law. The Gaya Employment Agreement also contains certain provisions for termination by RNA, which may result in a severance payment equal to twenty four months of base salary then in effect.

E.	Giora Rozensweig and our subsidiary SG entered into an Irrevocable License and Royalty Agreement as of December 31, 2020 pursuant to which Mr. Rozensweig granted to SG an irrevocable worldwide license to certain technologies and the related intelelctual rights. In consideration of such license, Mr. Rozensweig is entitled to 1.5% of annual gross revenues, payable on a quarterly basis and only at such time as the aggregate gross revenues exceed $120,000.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars except share and per share data)

NOTE 15 – SUBSEQUENT EVENTS

1.	CrossMobile investment agreement

On March 22, 2022 the Company, CrossMobile S.P.Zoo, a company formed under the laws of Poland (“CrossMobile”) and the shareholders of CrossMobile (of which Mr. Giora Rosenzweig, holds 40.67% and Mr. George Baumeohl holds 6.67%, of the issued preferred share capital of CrossMobile), entered into an Investment Agreement (the “Agreement”) pursuant to which the Company is to purchase 26% of the outstanding common share capital of CrossMobile on a fully diluted basis, in consideration of the issuance by the Company to CrossMobile of 10,000,000,000 restricted shares of Company common stock (the “Initial Investment”). The acquisition is subject to the registration with the Polish Companies Registrar of the shares issuable to the Company in respect of the Initial Investment, as required under local law. Upon the registration of the Company shareholdings in CrossMobnile, the closing of the Initial Investment will be deemed to have occurred and the 10,000,000,000 Company shares of common stock will be issued to CrossMobile.

CrossMobile is a licensed mobile virtual network operator (“MVNO”) in Poland, providing the necessary licenses and key infrastructure in the EU. With its involvement in CrossMobile, the Company expects to provide advanced cybersecurity solutions and other next-generation value-added services to CrossMobile’s future product offerings.

In addition, for 18 months following the date of the Agreement, the Company has the option to purchase additional shares of CrossMobile, such that following such additional purchase, the Company shall hold approximately 51% of CrossMobile’s outstanding share capital on a fully diluted basis. In the event the Company shall choose to exercise the option, the Company shall issue such number of restricted shares of common stock of the Company calculated based on pre-money valuation of CrossMobile as determined by an independent appraiser agreed between the Company and CrossMobile.

Under the Agreement, upon the closing of the Initial Investment, Giora Rosenzweig, is to be appointed to the CrossMobile board of directors. The Agreement provides that either party may terminate the Agreement and the transactions is the Initial Investment has not closed by September 30, 2022.

The preferred share capital of CrossMobile provides certain privileges, including the right to participate in CrossMobile shareholder meetings at a rate of two votes for each preferred share and preference as to distribution of dividends at a rate equal to twice the dividends distributed to the holders of the common shares in CrossMobile.

2.	Mr. Tromer, the CEO of CrossMobile, was appointed to the Company’s advisory board in February 2022. In connection with his service on the advisory board, on February 14, 2022, he was awarded options under the Company’s 2021 Equity Incentive Plan to purchase 6,000,000,000 shares of the Company’s common stock, at a per share exercise price of $0.0001 per share, which the exercise price for all grants to date to member of the Company’s advisory board. Mr. Tromer’s options vest as follows: 25% (i.e., 1,500,000,000) option shares vest on the first anniversary of the appointment to the advisory board and the balance in increments of 400,000,000 shares on each subsequent three (3) month anniversary.

3.	On January 1, 2022, the Company granted options to purchase 400,000,000 shares of the Company’s Common Stock to a member of its advisory board, under the Company’s 2021 Plan. Options to purchase 100,000,000 shares of Common Stock shall vest on the first anniversary of the agreement and the remaining options shall vest quarterly, over additional 3 years.

4.	During February 2022, the Company and certain investors entered into subscription agreements for a private placement of units of the Company securities in an aggregated amount of $500,000, where each unit (a “Unit” and collectively the “Units”) is comprised of (i) one (1) share of the Company’s Common Stock and (ii) one common stock purchase warrant to purchase an additional share of the Company’s Common Stock through the second anniversary thereof at a per share exercise price of $0.0002. The price per unit is $0.0001. As part of the subscription agreements, CrossMobile undertook to issue the investors up to 5% of the issued and outstanding share capital of CrossMobile.

