Form 10-Q
period 2022-03-31
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2022-05-17
CIK 943535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended March 31 2022; or

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

As of May 11, 2022, 491,339,407,996 shares of the registrant’s common stock, par value $0.00001 per share, were outstanding.

WORLD HEALTH ENERGY HOLDINGS, INC.

Form 10-Q

March 31, 2022

i

WORLD HEALTH ENERGY HOLDINGS, INC .

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2022

IN U.S. DOLLARS

WORLD HEALTH ENERGY HOLDINGS, INC .

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars except share and per share data)

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	385,957	46,022
Accounts receivable, net	15,774	10,022
Prepaid share based payment to service providers	1,072,038	1,188,291
Other current assets	78,099	67,840
Total Current assets	1,551,868	1,312,175

Right Of Use asset arising from operating lease	188,923	201,518
Long term prepaid expenses	25,189	25,723
Property and Equipment, Net	27,674	27,777
Funds in respect of employee rights upon termination	22,140	21,182

Total assets	1,815,794	1,588,375

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable	79,690	80,059
Right Of Use liabilities arising from operating lease	46,910	45,756
Other account liabilities	631,998	638,388
Total current liabilities	758,598	764,203

Liability for employee rights upon retirement	159,932	157,860
Long term loan from parent company	2,012,339	2,012,339
Right Of Use liabilities arising from operating lease	156,736	173,227

Total liabilities	3,087,605	3,107,629

Stockholders’ Deficit
Preferred stock, par $0.0007, 10,000,000 shares authorized, 5,000,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021.	3,500	3,500
Series B Convertible Preferred stock, par $0.0007, 3,870,000 shares authorized, 0 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively.	-	-
Common stock, par $0.00001, 750,000,000,000 shares authorized at March 31, 2022 and December 31, 2021. 491,339,407,996 and 488,499,407,996 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively.	66,868,085	66,839,685
Additional paid-in capital	(60,697,655)	(62,263,494)
Proceeds on account of shares	290,000	-
Foreign currency translation adjustments	(5,495)	(5,495)
Accumulated deficit	(7,730,246)	(6,093,450)
T o t a l stockholders’ deficit	(1,271,811)	(1,519,254)
T o t a l liabilities and stockholders’ deficit	1,815,794	1,588,375

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLD HEALTH ENERGY HOLDINGS, INC .

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars except share and per share data)

	Three months ended
	March 31
	2022	2021
	(Unaudited)

Revenues	32,542	32,649

Research and development expenses	(123,506)	(172,771)
General and administrative expenses	(1,549,128)	(124,485)
Operating loss	(1,640,092)	(264,607)
Financing income (expenses), net	3,296	(1,484)
Net loss	(1,636,796)	(266,091)

Comprehensive loss	(1,636,796)	(266,091)

Loss per share (basic and diluted)	(0.00)	(0.00)

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLD HEALTH ENERGY HOLDINGS, INC .

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(U.S. dollars, except share and per share data)

	Preferred Stock, $0.0007, Par Value		Preferred Stock B, $0.0007, Par Value		Common Stock, $0.0007, Par Value		Additional paid-in capital	Proceeds on account of shares	Foreign currency translation adjustments	Accumulated deficit	Total Company’s stockholders’ equity
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
BALANCE AT JANUARY 1, 2022	5,000,000	3,500	-	-	488,499,407,996	66,839,685	(62,263,494)	-	(5,495)	(6,093,450)	(1,519,254)
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2022:
Issuance of shares	-	-	-	-	2,840,000,000	28,400	255,600	-	-	-	284,000
Share based payment to a service providers	-	-	-	-	-	-	1,310,239	-			1,310,239
Proceeds on account of shares	-	-	-	-	-	-	-	290,000	-	-	290,000
Comprehensive loss for three month ended March 31, 2020	-	-	-	-	-	-	-	-	-	(1,636,796)	(1,636,796)
BALANCE AT MARCH 31, 2022 (Unaudited)	5,000,000	3,500	-	-	491,339,407,996	66,868,085	(60,697,655)	290,000	(5,495)	(7,730,246)	(1,271,811)

	Preferred Stock, $0.0007, Par Value		Preferred Stock B, $0.0007, Par Value		Common Stock, $0.0007, Par Value		Additional paid-in capital	Foreign currency translation adjustments	Accumulated deficit	Total Company’s stockholders’ equity
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
BALANCE AT JANUARY 1, 2021	5,000,000	3,500	3,870,000	2,709	89,789,407,996	62,852,585	(63,339,224)	(5,495)	(1,496,637)	(1,982,562)
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2021:
Comprehensive loss for three month ended March 31, 2021	-	-	-	-	-	-	-	-	(266,091)	(266,091)
BALANCE AT MARCH 31, 2021 (Unaudited)	5,000,000	3,500	3,870,000	2,709	89,789,407,996	62,852,585	(63,339,224)	(5,495)	(1,762,728)	(2,248,653)

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLD HEALTH ENERGY HOLDINGS, INC .

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars except)

	Three months ended
	March 31,
	2022	2021
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(1,636,796)	(266,091)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation and amortization	1,919	4,821
Increase in liability for employee rights upon retirement	2,072	28,514
Share based payment to a service providers	1,426,491	-
Operating lease ROU asset and liability, net	(2,743)	(6,521)
Decrease in accounts receivable	(5,752)	(8,274)
Decrease (increase) in other current assets	(7,993)	(4,139)
Decrease in accounts payable	(369)	(5,422)
Increase in other accounts liabilities	(6,390)	37,178
Net cash used in operating activities	(229,561)	(219,934)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans granted to related parties	(1,729)	-
Proceeds from related parties	-	3,521
Increase in asset for employee rights upon retirement	(958)	-
Purchase of property and equipment	(1,817)	(1,668)
Net cash provided by (used in) investing activities	(4,504)	1,853

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issued for cash	284,000	-
Proceeds on account of shares	290,000	-
Net cash provided by financing activities	574,000	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	339,935	(218,081)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	46,022	359,949

CASH AND CASH EQUIVALENTS AT END OF PERIOD	385,957	141,868

Supplemental disclosure of cash flow information:
Non cash transactions:
Initial recognition of operating lease right-of-use assets	-	242,906

Initial recognition of operating lease liability	-	(242,906)

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

CrossMobile investment agreement

On March 22, 2022 the Company, CrossMobile S.P.Zoo, a company formed under the laws of Poland (“CrossMobile”) and the shareholders of CrossMobile (of which Mr. Giora Rosenzweig, holds 40.67% and Mr. George Baumeohl holds 3.33%, of the issued preferred share capital of CrossMobile), entered into an Investment Agreement (the “Agreement”) pursuant to which the Company is to purchase 26% of the outstanding common share capital of CrossMobile on a fully diluted basis, in consideration of the issuance by the Company to CrossMobile of 10,000,000,000 restricted shares of Company common stock (the “Initial Investment”). The acquisition is subject to the registration with the Polish Companies Registrar of the shares issuable to the Company in respect of the Initial Investment, as required under local law. Upon the registration of the Company shareholdings in CrossMobnile, the closing of the Initial Investment will be deemed to have occurred and the 10,000,000,000 Company shares of common stock will be issued to CrossMobile.

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

WORLD HEALTH ENERGY HOLDINGS, INC .

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – GENERAL (continue)

B.	Going concern uncertainty

Since inception, the Group has devoted substantially all its efforts to research and development. The Group is still in its development stage and the extent of the Group’s future operating losses and the timing of becoming profitable, if ever, are uncertain. As of March 31, 2022, the Group had $385,957 of cash and cash equivalents, accumulated deficit of $7,730,246, working capital of $793,270 and net losses of $1,636,796 during the three months ended March 31, 2022.

The Group will need to secure additional capital in the future in order to meet its anticipated liquidity needs primarily through the sale of additional Common Stock or other equity securities and/or debt financing. Funds from these sources may not be available to the Group on acceptable terms, if at all, and the Group cannot give assurance that it will be successful in securing such additional capital (see Note 3 in respect to subscription agreements signed during 2022).

These conditions raise substantial doubt about the Company’s ability to continue to operate as a “going concern.” The Company’s ability to continue operating as a going concern is dependent on several factors, among them is the ability to raise sufficient additional funding.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

C.	Risk factors

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

D.	COVID-19

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

WORLD HEALTH ENERGY HOLDINGS, INC .

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the three-months ended March 31, 2022. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2022. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on published on the OTCIQ Alternative Reporting System, for the year ended December 31, 2022.

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

WORLD HEALTH ENERGY HOLDINGS, INC .

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continue)

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). The guidance in ASU 2020-06 simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments in the ASU 2020-06 also simplify the guidance in ASC Subtopic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets. The amendments in ASU 2020-06 are effective for the Company for fiscal years beginning after December 15, 2021. Early adoption is permitted. The guidance must be adopted as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of this new guidance, but does not expect it to have a material impact on its financial statements.

NOTE 3 – COMMON STOCK

Between August and October 2021, the Company and certain investors entered into subscription agreements for a private placement of units of the Company securities (the 2021 Private Placements”) where each unit (a “Unit” and collectively the “Units”) is comprised of (i) one (1) share of the Company’s Common Stock and (ii) one common stock purchase warrant to purchase an additional share of the Company’s Common Stock through the second anniversary thereof at a per share exercise price of $0.0002. The price per unit is $0.0001. Subscription agreements for an aggregate of $900,000 provide that the investors are to remit the subscription proceeds at the time of investment and in three month intervals thereafter, in each case in amounts equal to 20% of their committed amounts. During the three months ended March 31, 2022, the Company received a total of $74,000 on account of these subscription and in consideration thereof issued 340,000,000 shares of Common Stock and warrants for an additional 340,000,000 shares of Common Stock and the balance is presented as proceeds on account of shares.

During the three months ended March 31, 2022, the Company and certain investors entered into subscription agreements for a private placement of units of the Company securities in an aggregated amount of $500,000, where each unit (a “Unit” and collectively the “Units”) is comprised of (i) one (1) share of the Company’s Common Stock and (ii) one common stock purchase warrant to purchase an additional share of the Company’s Common Stock through the second anniversary thereof at a per share exercise price of $0.0002. The price per unit is $0.0001. As part of the subscription agreements, CrossMobile undertook to issue the investors up to 5% of the issued and outstanding share capital of CrossMobile. During the three months ended March 31, 2022, the Company received a total of $500,000 on account of these subscription and in consideration thereof issued 2,500,000,000 shares of Common Stock and warrants for an additional 2,500,000,000 shares of Common Stock and the balance is presented as proceeds on account of shares.

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

On January 1, 2022, the Company granted options to purchase 400,000,000 shares of the Company’s Common Stock to a member of its advisory board, under the Company’s 2021 Plan. Options to purchase 100,000,000 shares of Common Stock shall vest on the first anniversary of the agreement and the remaining options shall vest quarterly, over additional 3 years

The fair value of the options was determined using the Black-Scholes pricing model, assuming a risk free rate between 1.12% - 1.85%, a volatility factor between 391% - 397%, dividend yields of 0% and an expected life of 4 years and was estimated at $2,600,000.

The following table presents the Company’s stock option activity during the three months ended March 31, 2022:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31,2021	6,800,000,000	0.001
Granted	6,400,000,000	0.001
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31,2022	13,200,000,000	0.001
Number of options exercisable at March 31, 2022	-	-

The aggregate intrinsic value of the awards outstanding as of March 31, 2022 is zero. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.0005 as of March 31, 2022, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

The stock options outstanding as of March 31, 2022, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
	As of March 31, 2022
0.001	13,200,000,000	3.55	-
	13,200,000,000	3.55	-

The stock options outstanding as of December 31, 2021, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
	As of December 31, 2021
0.001	6,800,000,000	3.49	-
0.001	6,800,000,000	3.49	-

Compensation expense recorded by the Company in respect of its stock-based compensation awards for the period of three months ended March 31, 2022 was $1,310,239 and are included in General and Administrative expenses in the Statements of Operations.

WORLD HEALTH ENERGY HOLDINGS, INC .

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 5 – RELATED PARTIES

A. Transactions and balances with related parties

	Three months ended March 31
	2022	2021

General and administrative expenses:
Salaries and fees to officers	960,772	39,413
(*) of which share based compensation	919,465	-

Research and development expenses:
Salaries and fees to officers	23,415	22,653

B. Balances with related parties and officers:

	As of March 31,	As of December 31,
	2022	2021

Other current assets	8,915	7,186
Other accounts liabilities	120,000	120,000
Liability for employee rights upon retirement	212,870	213,371
Long term loan from related party	2,012,339	2,012,339

NOTE 6 – SUBSEQUENT EVENTS

On May 15, 2022, the Company granted options under the 2021 Plan (2021) to directors, employees and service providers to purchase an aggregate of 34,900,000,000 shares of Common Stock exercisable at a per share exercise price of $0.0001. Of the options granted, 5,000,000,000 were issued to CEO. The options vest on an annual basis with 25% of the option grant vesting on each anniversary of the option grant. Following vesting the options are exercisable through the sixth month anniversary following the last instalment vesting date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2022. Certain statements made in this discussion are “forward-looking statements” within the meaning of the private securities litigation reform act of 1995,. These statements are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by the Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations and the effects that the COVID-19 outbreak, or similar pandemics, could have on our business. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Recent Developments

(i) On March 22, 2022 the Company, CrossMobile Sp zoo, a company formed under the laws of Poland (“CrossMobile”) and the shareholders of CrossMobile (of which our CEO, Giora Rosenzweig, holds 40.67% and George Baumeohl, a director, holds 3.33%, of the issued preferred share capital of CrossMobile), entered into an Investment Agreement (the “Agreement”) pursuant to which the Company is to purchase 26% of the outstanding common share capital of CrossMobile on a fully diluted basis, in consideration of the issuance by the Company to CrossMobile of 10,000,000,000 restricted shares of Company common stock (the “Initial Investment”). The acquisition is subject to the registration with the Polish Companies Registrar of the shares issuable to the Company in respect of the Initial Investment, as required under local law. Upon the registration of the Company shareholdings in CrossMobnile, the closing of the Initial Investment will be deemed to have occurred and the 10,000,000,000 Company shares of common stock will be issued to CrossMobile. In addition, for 18 months following the date of the Agreement, the Company has the option to purchase additional shares of CrossMobile, such that following such additional purchase, the Company shall hold approximately 51% of CrossMobile’s outstanding share capital on a fully diluted basis. In the event the Company shall choose to exercise the option, the Company shall issue such number of restricted shares of common stock of the Company calculated based on pre-money valuation of CrossMobile as determined by an independent appraiser agreed between the Company and CrossMobile.

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

Key Financial Terms and Metrics

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

Revenues

We currently generate revenues primarily from software license fees.

Research and Development Expenses

The process of researching and developing our product candidates is lengthy, unpredictable, and subject to many risks. We expect to continue incurring substantial expenses through 2023 as we continue to develop our product offerings and adapt them to our new MVNO business. We are unable, with any certainty, to estimate either the costs or the timelines in which those expenses will be incurred..

Our research and development costs include costs are comprised of:

● internal recurring costs, such as personnel-related costs (salaries, employee benefits, equity compensation and other costs), materials and supplies, facilities and maintenance costs attributable to research and development functions; and

● fees paid to external parties who provide us with contract services, such as preclinical testing, manufacturing and related testing and clinical trial activities.

Marketing

Marketing expenses consist primarily of salaries, employee benefits, equity compensation, and other personnel-related costs associated with executive and other support staff. Other significant marketing expenses include the costs associated with professional fees to develop our marketing strategy.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, employee benefits, equity compensation, and other personnel-related costs associated with executive, administrative and other support staff. Other significant general and administrative expenses include the costs associated with professional fees for accounting, auditing, insurance costs, consulting and legal services, along with facility and maintenance costs attributable to general and administrative functions.

Financial Expenses

Financial expenses consist primarily impact of exchange rate derived from re-measurement of monetary balance sheet items denominated in non-dollar currencies. Other financial expenses include bank’s fees and interest on long term loans.

Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021

The following table presents our results of operations for the three months ended March 31, 2022 and 2021

	Three Months Ended
	March 31
	2022	2021

Revenues	32,542	32,649
Operating Expenses	-	-
Research and development expenses	(123,506)	(172,771)
General and administrative expenses	(1,549,128)	(124,485)
Operating loss	(1,640,092)	(264,607)
Financing income (expenses), net	3,296	(1,484)
Net loss	(1,636,796)	(266,091)

Revenues. Revenues for the three months ended March 31, 2022 and 2021 were $32,542 and $32,649, respectively. Revenues were comprised primarily of software license fees.

Research and Development. Research and development expenses consist of salaries and related expenses, consulting fees, service providers’ costs, related materials and overhead expenses. Research and development expenses decreased to $123,506 in the three months ended March 31, 2022 from $172,771 during the corresponding period in 2021. The decrease resulted primarily from salaries and related expenses.

General and Administrative Expenses. General and administrative expenses consist primarily of share base compensation expenses, salaries and related expenses and other non-personnel related. General and administrative expenses increased to $1,549,128 for the three months ended March 31, 2022 from $124,485 during the corresponding period in 2021. The increase is primarily attributable to the increase in share base compensation expenses.

Financing Expenses, Net. Financing income, net for the three months ended March 31, 2022 amounted to $3,296. Financing expenses, net for the three months ended March 31, 2021 amounted to $1,484. The increase is mainly due to currency exchange differences between the Dollar and the New Israeli Shekel.

Net Loss. Net loss for the three months ended March 31, 2022 was $1,636,796 and is primarily attributable to research and development and general and administrative expenses.

Financial Condition, Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. At March 31 and 2022 and 2021, we had current assets of $1,551,868 and $202,433 respectively, and total assets of $1,815,794 and $483,459 respectively. The increase in total assets is due to an increase in Prepaid share based payment to service providers balance offset by decrease in right of use asset arising from operating lease. We had current liabilities of $758,598 as compared to $592,050 as of March 31, 2022 and 2021, respectively and total liabilities of $3,087,605 as compared to $2,440,712 as of March 31, 2022 and 2021, respectively. The increase is mainly attributed to the increase in the balance of employees and related institutions, accrued expenses, and increase in loans received from a related party offset by decrease in right of use liabilities arising from operating lease.

At March 31, 2022, we had a cash balance of $385,957 compared to the cash balance of $46,022 as of December 31, 2021. We have no cash equivalents.

At March 31, 2022, we had a working capital of $793,270 as compared with a working capital of $547,972 at December 31, 2021.

During March 2022, the Company and certain investors entered into subscription agreements for a private placement of units of the Company securities in an aggregated amount of $500,000, where each unit (a “Unit” and collectively the “Units”) is comprised of (i) one (1) share of the Company’s Common Stock and (ii) one common stock purchase warrant to purchase an additional share of the Company’s Common Stock through the second anniversary thereof at a per share exercise price of $0.0002. The price per unit is $0.0001. In consideration thereof the holders are entitled to 5,000,000,000 shares of Common Stock and warrants for an additional 5,000,000,000 shares of Common Stock, of which to date 2,500,000,000 shares of Common Stock and warrants for an additional 2,500,000,000 shares of Common Stock have been issued.

We expect that our existing cash and cash equivalents as well as expected revenues will enable us to fund our operations and capital expenditure requirements through year end 2022. Our requirements for additional capital during this period will depend on many factors.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders’ deficit of $1,271,811 and a working capital of $793,270 at March 31, 2022 as well as negative operating cash flows. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Interim Chief Executive Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Interim Chief Executive Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on that evaluation, our management, including our Interim Chief Executive Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2022.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2021, our management concluded that our internal control over financial reporting was not effective at December 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The limitation of the Company’s internal control over financial reporting was due to the applied risk-based approach which is indicative of many small companies with limited number of staff in corporate functions. The identified weakness were:

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

Changes in Internal Controls over Financial Reporting.

Except for the material weakness and associated remediation plan, , there have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

An investment in the Company’s Common Stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 14, 2022, in addition to other information contained in our reports and in this quarterly report in evaluating the Company and its business before purchasing shares of our Common Stock. There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

(i) During March 2022, the Company and certain investors entered into subscription agreements for a private placement of units of the Company securities in an aggregated amount of $500,000, where each unit (a “Unit” and collectively the “Units”) is comprised of (i) one (1) share of the Company’s Common Stock and (ii) one common stock purchase warrant to purchase an additional share of the Company’s Common Stock through the second anniversary thereof at a per share exercise price of $0.0002. The price per unit is $0.0001. In consideration thereof the holders are entitled to 5,000,000,000 shares of Common Stock and warrants for an additional 5,000,000,000 shares of Common Stock, of which to date 2,500,000,000 shares of Common Stock and warrants for an additional 2,500,000,000 shares of Common Stock have been issued.

(ii) In February 2022, the Company awarded to a new advisory board appointee options under the Company’s 2021 Equity Incentive Plan to purchase 6,000,000,000  shares of the Company’s common stock, at a per share exercise price of $0.0001 per share, which the exercise price vest as follows: 25% (i.e., 1,500,000,000) option shares vest on the first anniversary of the appointment to the advisory board and the balance in increments of 400,000,000 shares on each subsequent three (3) month anniversary.

(iii) In January 2022, the Company awarded to a new advisory board appointee options under the Company’s 2021 Equity Incentive Plan to purchase 400,000,000 shares of the Company’s Common Stock. Options to purchase 100,000,000 shares of Common Stock are scheduled to vest on the first anniversary of the agreement and the remaining options vest quarterly, over additional 3 years.

We relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) thereof and/or Regulation S promulgated by the SEC under the Act with respect to the issuance of such securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION:

(ii) On May 15, 2022, the Company granted options under the 2021 Plan (2021) to directors, employees and service providers to purchase an aggregate of 34,900,000,000 shares of Common Stock exercisable at a per share exercise price of $0.0001. Of the options granted, 5,000,000,000 were issued to CEO. The options vest on an annual basis with 25% of the option grant vesting on each anniversary of the option grant. Following vesting the options are exercisable through the sixth month anniversary following the last instalment vesting date.

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

WORLD HEALTH ENERGY HOLDINGS, INC.
(Registrant)

By:	/s/ Giora Rozensweig
Giora Rozensweig
Interim Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Date:	May 17, 2022

