Form 10-Q
period 2022-06-30
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2022-08-22
CIK 943535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended June 30, 2022; or

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

As of August 22, 2022, 503,002,741,330 shares of the registrant’s common stock, par value $0.00001 per share, were outstanding.

WORLD HEALTH ENERGY HOLDINGS, INC.

Form 10-Q

June 30, 2022

i

WORLD HEALTH ENERGY HOLDINGS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2022

WORLD HEALTH ENERGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars except share and per share data)

	June 30,	December 31,
	2022	2021
A s s e t s	(Unaudited)
Current Assets
Cash and cash equivalents	407,979	46,022
Accounts receivable, net	12,433	10,022
Payments on account of investment	900,000	900,000
Other current assets	175,964	356,131
T o t a l Current assets	1,496,376	1,312,175

Right Of Use asset arising from operating lease	176,328	201,518
Long term prepaid expenses	22,857	25,723
Property and Equipment, Net	36,153	27,777
Funds in respect of employee rights upon termination	20,652	21,182

T o t a l assets	1,752,366	1,588,375

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable	92,497	80,059
Right Of Use liabilities arising from operating lease	42,733	45,756
Other account liabilities	588,268	638,388
T o t a l current liabilities	723,498	764,203

Liability for employee rights upon retirement	152,663	157,860
Long term loan from parent company	2,012,339	2,012,339
Right Of Use liabilities arising from operating lease	132,026	173,227

T o t a l liabilities	3,020,526	3,107,629

Stockholders’ Deficit
Preferred stock, par $0.0007, 10,000,000 shares authorized, 5,000,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021.	3,500	3,500
Series B Convertible Preferred stock, par $0.0007, 3,870,000 shares authorized, 0 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively.	-	-
Common stock, par $0.00001, 750,000,000,000 shares authorized at June 30, 2022 and December 31, 2021. 493,002,741,330 and 488,499,407,996 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively.	66,884,719	66,839,685
Additional paid-in capital	(57,929,134)	(62,263,494)
Proceeds on account of shares	250,000	-
Foreign currency translation adjustments	(5,495)	(5,495)
Accumulated deficit	(10,471,750)	(6,093,450)
T o t a l stockholders’ deficit	(1,268,160)	(1,519,254)
T o t a l liabilities and stockholders’ deficit	1,752,366	1,588,375

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars except share and per share data)

	Six months ended		Three months ended
	June 30		June 30
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)

Revenues	43,754	81,450	11,212	48,801

Research and development expenses	(243,024)	(253,860)	(119,518)	(81,089)
General and administrative expenses	(270,341)	(269,654)	(147,704)	(145,169)
Share based compensation expenses	(3,945,323)	-	(2,518,832)	-
Operating loss	(4,414,934)	(442,064)	(2,774,842)	(177,457)
Financing income (expenses), net	36,634	(30,916)	33,338	(29,432)
Net loss	(4,378,300)	(472,980)	(2,741,504)	(206,889)

Comprehensive loss	(4,378,300)	(472,980)	(2,741,504)	(206,889)

Loss per share (basic and diluted)	(0.00)	(0.00)	(0.00)	(0.00)

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(U.S. dollars, except share and per share data)

	Preferred Stock, $0.0007, Par Value		Preferred Stock B, $0.0007, Par Value		Common Stock, $0.0007, Par Value		Additional paid-in capital	Proceeds on account of shares	Foreign currency translation adjustments	Accumulated deficit	Total Company’s stockholders’ deficit
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
BALANCE AT JANUARY 1, 2022	5,000,000	3,500	-	-	488,499,407,996	66,839,685	(62,263,494)	-	(5,495)	(6,093,450)	(1,519,254)
Issuance of shares	-	-	-	-	2,840,000,000	28,400	255,600	-	-	-	284,000
Share based payment to service providers	-	-	-	-	-	-	1,310,239	-			1,310,239
Proceeds on account of shares	-	-	-	-	-	-	-	290,000	-	-	290,000
Comprehensive loss for three month ended March 31, 2022	-	-	-	-	-	-	-	-	-	(1,636,796)	(1,636,796)
BALANCE AT MARCH 31, 2022 (Unaudited)	5,000,000	3,500	-	-	491,339,407,996	66,868,085	(60,697,655)	290,000	(5,495)	(7,730,246)	(1,271,811)
Issuance of shares	-	-	-	-	1,633,333,334	16,333	310,917	(40,000)	-	-	287,250
Share based payment to employees and service providers	-	-	-	-	30,000,000	300	2,457,605	-	-	-	2,457,905
Comprehensive loss for three month ended June 30, 2022	-	-	-	-	-	-	-	-	-	(2,741,504)	(2,741,504)
BALANCE AT JUNE 30, 2022 (Unaudited)	5,000,000	3,500	-	-	493,002,741,330	66,884,719	(57,929,134)	250,000	(5,495)	(10,471,750)	(1,268,160)

	Preferred Stock, $0.0007, Par Value		Preferred Stock B, $0.0007, Par Value		Common Stock, $0.0007, Par Value		Additional paid-in capital	Foreign currency translation adjustments	Accumulated deficit	Total Company’s stockholders’ deficit
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
BALANCE AT JANUARY 1, 2021	5,000,000	3,500	3,870,000	2,709	89,789,407,996	62,852,585	(63,339,224)	(5,495)	(1,496,637)	(1,982,562)
Comprehensive loss for three month ended March 31, 2021	-	-	-	-	-	-	-	-	(266,091)	(266,091)
BALANCE AT MARCH 31, 2021 (Unaudited)	5,000,000	3,500	3,870,000	2,709	89,789,407,996	62,852,585	(63,339,224)	(5,495)	(1,762,728)	(2,248,653)

Comprehensive loss for three month ended June 30, 2021	-	-	-	-	-	-	-	-	(206,889)	(206,889)
BALANCE AT JUNE 30, 2021 (Unaudited)	5,000,000	3,500	3,870,000	2,709	89,789,407,996	62,852,585	(63,339,224)	(5,495)	(1,969,617)	(2,455,542)

The accompanying notes are an integral part of the condensed consolidated financial statement

WORLD HEALTH ENERGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars except)

	Six months ended
	June 30,
	2022	2021
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(4,378,300)	(472,980)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation and amortization	4,930	3,456
Increase (decrease) in liability for employee rights upon retirement	(5,197)	26,301
Share based compensation	3,945,323
Interest on lease liability	(19,034)	(11,613)
Increase in accounts receivable	(2,411)	(14,951)
Increase in other current assets	8,668	(11,017)
Increase (decrease) in accounts payable	12,438	(3,571)
Increase (decrease) in other accounts liabilities	(50,120)	13,686
Net cash used in operating activities	(483,703)	(470,689)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans received from (granted to) related parties	7,186	(5,226)
Proceeds from related parties	-	(6,515)
Loan to investee company	(10,000)	-
Increase in asset for employee rights upon retirement	530	-
Purchase of property and equipment	(13,306)	-
Net cash provided by (used in) investing activities	(15,590)	(11,741)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issued for cash	611,250	-
Payments on account of shares	250,000	-
Loan received from parent company	-	167,736
Net cash provided by financing activities	861,250	167,736

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	361,957	(314,694)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	46,022	359,949

CASH AND CASH EQUIVALENTS AT END OF PERIOD	407,979	45,255

Supplemental disclosure of cash flow information:
Non cash transactions:
Initial recognition of operating lease right-of-use assets	-	242,906

Initial recognition of operating lease liability	-	(242,906)

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

CrossMobile investment agreement

On March 22, 2022 the Company, CrossMobile Sp. z o.o, a company formed under the laws of Poland (“CrossMobile”) and the shareholders of CrossMobile (of which Mr. Giora Rozensweig, holds 40.67% and Mr. George Baumeohl holds 3.33%, of the issued preferred share capital of CrossMobile), entered into an Investment Agreement (the “Agreement”) pursuant to which the Company is to purchase 26% of the outstanding common share capital of CrossMobile on a fully diluted basis, in consideration of the issuance by the Company to CrossMobile of 10,000,000,000 restricted shares of Company common stock (the “Initial Investment”). The preferred share capital of CrossMobile provides certain privileges, including the right to participate in CrossMobile shareholder meetings at a rate of two votes for each preferred share and preference as to distribution of dividends at a rate equal to twice the dividends distributed to the holders of the common shares in CrossMobile

CrossMobile filed an application with the Polish Companies Registrar on June 22, 2022 to increase CrossMobile’s share capital in order to effectuate the issuance to WHEN of the CrossMobile ordinary shares representing 26% of the CrossMobile equity interest to WHEN and to register the issuance to CrossMobile of the 10,000,000,000 WHEN shares in consideration thereof. The Companies Registrar approved the requested actions on July 22, 2022 and published on August 1, 2022. The approval and registration by the Polish Companies Registrar is required under local law for CrossMobile to issue to WHEN the CrossMobile ordinary shares representing 26% of CrossMobile. In anticipation of the approval of the increase in the share capital of CrossMobile, WHEN issued to CrossMobile on July 13, 2022 the 10,000,000,000 WHEN shares. Upon the registration of the Company shareholdings in CrossMobile the closing of the Initial Investment will be deemed to have occurred.

CrossMobile is a licensed mobile virtual network operator (“MVNO”) in Poland, providing the necessary licenses and key infrastructure in the EU. With its involvement in CrossMobile, the Company expects to provide advanced cybersecurity solutions and other next-generation value-added services to CrossMobile’s future product offerings.

In addition, through January 22, 2024, the Company has the option to purchase additional shares of CrossMobile, such that following such additional purchase, the Company shall hold approximately 51% of CrossMobile’s outstanding share capital on a fully diluted basis. In the event the Company shall choose to exercise the option, the Company shall issue such number of restricted shares of common stock of the Company calculated based on pre-money valuation of CrossMobile as determined by an independent appraiser agreed between the Company and CrossMobile.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – GENERAL (continue)

B. Going concern uncertainty

Since inception, the Group has devoted substantially all its efforts to research and development. The Group is still in its development stage and the extent of the Group’s future operating losses and the timing of becoming profitable, if ever, are uncertain. As of June 30, 2022, the Group had $407,979 of cash and cash equivalents, accumulated deficit of $10,471,750, working capital of $772,878 and net losses of $4,378,300 during the six months ended June 30, 2022.

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

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the six-months ended June 30, 2022. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2022. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, certain revenues and expenses, and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates. As applicable to these financial statements, the most significant estimates and assumptions relate to the going concern assumptions and share based compensation.

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

NOTE 3 – COMMON STOCK

Between August and October 2021, the Company and certain investors entered into subscription agreements for a private placement of units of the Company securities (the 2021 Private Placements”) where each unit (a “Unit” and collectively the “Units”) is comprised of (i) one (1) share of the Company’s Common Stock and (ii) one common stock purchase warrant to purchase an additional share of the Company’s Common Stock through the second anniversary thereof at a per share exercise price of $0.0002. The price per unit is $0.0001. Subscription agreements for an aggregate of $900,000 provide that the investors are to remit the subscription proceeds at the time of investment and in three month intervals thereafter, in each case in amounts equal to 20% of their committed amounts. During the six months ended June 30, 2022, the Company received a total of $151,250 on account of these subscription and in consideration thereof issued 1,140,000,000 shares of Common Stock and warrants for an additional 1,140,000,000 shares of Common Stock and the balance is presented as proceeds on account of shares.

During the six months ended June 30, 2022, the Company and certain investors entered into subscription agreements for a private placement of units of the Company securities in an aggregated amount of $500,000, where each unit (a “Unit” and collectively the “Units”) is comprised of (i) one (1) share of the Company’s Common Stock and (ii) one common stock purchase warrant to purchase an additional share of the Company’s Common Stock through the second anniversary thereof at a per share exercise price of $0.0002. The price per unit is $0.0001. As part of the subscription agreements, CrossMobile undertook to issue the investors up to 5% of the issued and outstanding share capital of CrossMobile. During the six months ended June 30, 2022, the Company received a total of $500,000 on account of these subscription and in consideration thereof issued 2,500,000,000 shares of Common Stock and warrants for an additional 2,500,000,000 shares of Common Stock and the balance is presented as proceeds on account of shares.

In May 2022, the Company and certain investors entered into subscription agreements for a private placement of units of the Company securities (the May 2022 Private Placements”) in an aggregated amount of $250,000, where each unit (a “Unit” and collectively the “Units”) is comprised of (i) one (1) share of the Company’s Common Stock and (ii) one common stock purchase warrant to purchase an additional share of the Company’s Common Stock for a one year period at a per share exercise price of $0.0006. The price per unit is $0.0003. In consideration thereof, the Company issued 833,333,334 shares of Common Stock and warrants for an additional 833,333,334 shares of Common Stock.

On May 19, 2022 the Company issued 30,000,000 share of the Company’s Common Stock to a service provider in exchange for certain tax services. The Company estimated the value of the shares issued at $9,000 based on the share price of the Company as of the issuance date.

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

The fair value of the options was determined using the Black-Scholes pricing model, assuming a risk free rate of 1.85%, a volatility factor of 397%, dividend yields of 0% and an expected life of 6.25 years and was estimated at $2,400,000.

On January 1, 2022, the Company granted options to purchase 400,000,000 shares of the Company’s Common Stock to a member of its advisory board, under the Company’s 2021 Plan. Options to purchase 100,000,000 shares of Common Stock shall vest on the first anniversary of the agreement and the remaining options shall vest quarterly, over additional 3 years

The fair value of the options was determined using the Black-Scholes pricing model, assuming a risk free rate of 1.12%, a volatility factor between 391%, dividend yields of 0% and an expected life of 6.25 years and was estimated at $200,000.

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

The fair value of the options was determined using the Black-Scholes pricing model, assuming a risk free rate of 2.84%, a volatility factor of 305.1%, dividend yields of 0% and an expected life of 6.25 years and was estimated at $13,959,141.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the Company’s stock option activity during the six months ended June 30, 2022:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31,2021	6,800,000,000	0.0001
Granted	6,400,000,000	0.0001
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31,2022	13,200,000,000	0.0001
Granted	34,900,000,000	0.0001
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30,2022	48,100,000,000	0.0001
Number of options exercisable at June 30, 2022	3,541,666,667	0.0001

The aggregate intrinsic value of the awards outstanding as of June 30, 2022 is 19,240,000. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.0005 as of June 30, 2022, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

The stock options outstanding as of June 30, 2022, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
	As of June 30, 2022
0.0001	48,100,000,000	3.72	3,541,666,667
	48,100,000,000	3.72	3,541,666,667

The stock options outstanding as of December 31, 2021, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
	As of December 31, 2021
0.0001	6,800,000,000	3.49	-
	6,800,000,000	3.49	-

Compensation expense recorded by the Company in respect of its stock-based compensation awards for the period of six months ended June 30, 2022 was $3,759,144 and are included in General and Administrative expenses in the Statements of Operations.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 5 – RELATED PARTIES

A. Transactions and balances with related parties

	Six months ended June 30		Three months ended June 30
	2022	2021	2022	2021

General and administrative expenses:
Salaries and fees to officers	2,028,654	58,793	1,067,882	19,380
(*) of which share based compensation	1,943,090	-	1,023,625	-

Research and development expenses:
Salaries and fees to officers	69,723	40,321	46,308	17,668
(*) of which share based compensation	26,040	-	26,040	-

B. Balances with related parties and officers:

	As of June 30,	As of December 31,
	2022	2021

Other current assets	-	7,186
Other accounts liabilities	120,000	120,000
Liability for employee rights upon retirement	167,731	213,371
Long term loan from related party	2,012,339	2,012,339

NOTE 6 – SUBSEQUENT EVENTS

On July 13, 2022 the Company issued 10,000,000,000 restricted shares of Company common stock to CrossMobile, pending the receipt of the approval of the Polish company registrar to increase the share capital of the CrossMobile and register the CrossMobile ordinary shares issuable to the Company (representing the initial 26% equity stake in CrossMobile), as detailed in note 1 above.

On August 10, 2022, the Company entered into follow on agreement with a consultant providing investor relations services since November 2021 pursuant to which the Company undertook to issue to the Consultant an additional 300 million shares of restricted stock.

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

General Overview

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

Recent Developments

(i) As previously disclosed, WHEN completed the acquisition of a 26% equity interest in CrossMobile Sp. z o.o, a company formed under the laws of Poland (“CrossMobile”). On March 22, 2022 the Company, CrossMobile and the shareholders of CrossMobile entered into an Investment Agreement (the “Agreement”) pursuant to which the Company is to purchase 26% of the outstanding common share capital of CrossMobile on a fully diluted basis, in consideration of the issuance by the Company to CrossMobile of 10,000,000,000 restricted shares of Company common stock (the “Initial Investment”). Prior to the closing, Mr. Giora Rozensweig, the Company CEO, held 40.67% and Mr. George Baumeohl, a director, held 3.33%, of the issued preferred share capital of CrossMobile). The preferred share capital of CrossMobile provides certain privileges, including the right to participate in CrossMobile shareholder meetings at a rate of two votes for each preferred share and preference as to distribution of dividends at a rate equal to twice the dividends distributed to the holders of the common shares in CrossMobile.

CrossMobile filed an application with the Polish Companies Registrar on June 22, 2022 to increase its share capital in order to effectuate the issuance to WHEN of the CrossMobile ordinary shares representing 26% of the CrossMobile equity interest to WHEN and to register the issuance to CrossMobile of the 10,000,000,000 WHEN shares in consideration thereof. The Companies Registrar approved the requested actions on July 22, 2022 and published on August 1, 2022. The approval and registration by the Polish Companies Registrar is required under local law for CrossMobil to issue to WHEN the CrossMobile ordinary shares representing 26% of CrossMobile. In anticipation of the approval of the increase in the share capital of CrossMobile, WHEN issued to CrossMobile on July 13, 2022 the 10,000,000,000 WHEN shares.

Through January 22, 2024, the Company has the option to purchase additional shares of CrossMobile, such that following such additional purchase, the Company would hold approximately 51% of CrossMobile’s outstanding share capital on a fully diluted basis. In the event the Company elects to exercise the option, the Company shall issue such number of restricted shares of common stock of the Company calculated based on pre-money valuation of CrossMobile as determined by an independent appraiser agreed between the Company and CrossMobile.

Following the closing of the Initial Investment, Ms. Gaya Rozensweig, a Company director, was appointed to the CrossMobile board of directors.

Following the Initial Investment, the combined holdings of Giora Rozensweig and WHEN, afford them effective control of the majority of the outstanding voting capital of CrossMobile

Business Overview

We believe that the acquisition of CrossMobile provides an opportunity in our evolution and provides us with a strong foothold in the European market. CrossMobile is part of a limited group of licensed mobile virtual network operators (MVNO) in the European Union.

The global telecom market was valued at $1.6 trillion in 2020 and is expected to grow at 5.4% Compound Annual Growth Rate (CAGR) through 20281. The global cybersecurity market was valued at $140 billion in 2021 and is expected to reach $376 billion by 20292. By combining the telecom focus with our existing cyber security product offering, our plan is to bring to market a new standard of service in value added telecom and security solutions for B2B and B2C customers alike.

1 Global Telecom Services Market Size Report, 2021-2028. (2022). Retrieved 21 August 2022, from https://www.grandviewresearch.com/industry-analysis/global-telecom-services-market

2 Insights, F. (2022). With 13.4% CAGR, Global Cyber Security Market Size to Surpass USD 376.32 Billion in 2029. Retrieved 21 August 2022, from https://www.globenewswire.com/news-release/2022/06/14/2461786/0/en/With-13-4-CAGR-Global-Cyber-Security-Market-Size-to-Surpass-USD-376-32-Billion-in-2029.html

By combining the current solutions of these two divisions, WHEN expects to commercialize a new standard of service in value added telecom and security solutions for B2B and B2C customers alike.

Our strategic plan for the next 12 months includes the following

a.	Integrating IT infrastructure with MNO Telecom operator in Poland on standard packages of Voice, SMS and Data service. (name of Telekom operator will be released in separate announcement)
b.	Finalizing tests of platform for sales and customer care. This platform will be based on in-house artificial intelligence systems to keep operating costs substantially below market
c.	Start test of integration with and sales of Data packages

CrossMobile anticipates that it will be able to go live in December 2022 with the following:

a.	Be in the air with standard packages of Voice, SMS and Data in Poland and International Roaming.
b.	Generate first invoice for sales of standard packages of Voice, SMS and Data in Poland and International Roaming
c.	Initiate cooperation with existing or build new MVNO Telecom operators similar to CrossMobile to fully optimize ROI on the investment made in people and IT Systems. Focus areas will be USA, UK, Asia Pacific and selected countries in Europe with high potential.

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

Our research and development costs include costs are comprised of:

● internal recurring costs, such as personnel-related costs (salaries, employee benefits, equity compensation and other costs), materials and supplies, facilities and maintenance costs attributable to research and development functions; and

● fees paid to external parties who provide us with contract services.

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

Comparison of the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021

The following table presents our results of operations for the three months ended June 30, 2022 and 2021

	Three Months Ended
	June 30
	2022	2021

Revenues	11,212	48,801
Operating Expenses
Research and development expenses	(119,518)	(81,089)
General and administrative expenses	(147,704)	(145,169)
Share based compensation expenses	(2,518,832)	-
Operating loss	(2,774,842)	(177,457)
Financing income (expenses), net	33,338	(29,432)
Net loss	(2,741,504)	(206,889)

Revenues. Revenues for the three months ended June 30, 2022 and 2021 were $11,212 and $48,801, respectively. Revenues were comprised primarily of software license fees. The decrease in revenues is primarily related to efforts we undertook in the 2022 period to refocus our resources on the CrossMobile transaction.

Research and Development. Research and development expenses consist of share based compensation, salaries and related expenses, consulting fees, service providers’ costs, related materials and overhead expenses. Research and development expenses increase from $81,089 in the three months ended June 30, 2021 to $119,518 during the corresponding period in 2022. The increase resulted primarily from share based compensation expenses.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses and other non-personnel related. General and administrative expenses increased from $145,169 for the three months ended June 30, 2021 to $147,704 during the corresponding period in 2022.

Financing Expenses, Net. Financing expenses, net for the three months ended June 30, 2021 amounted to $29,432. Financing income, net for the three months ended June 30, 2022 amounted to $33,338. The increase is mainly due to currency exchange differences between the Dollar and the New Israeli Shekel.

Net Loss. Net loss for the three months ended June 30, 2022 was $2,741,504 and is primarily attributable to non-cash share based compensation expense of $2,310,512, research and development and general and administrative expenses.

Comparison of the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021

The following table presents our results of operations for the three months ended June 30 2022 and 2021

	Six Months Ended
	June 30
	2021	2020

Revenues	43,754	81,450
Operating Expenses
Research and development expenses	(243,024)	(253,860)
General and administrative expenses	(270,341)	(269,654)
Share based compensation expenses	(3,945,323)	-
Operating loss	(4,414,934)	(442,064)
Financing income (expenses), net	36,634	(30,916)
Net loss	(4,378,300)	(472,980)

Revenues. Revenues for the six months ended June 30, 2022 and 2021 were $43,754 and $81,450, respectively. Revenues were comprised primarily of software license fees. The decrease in revenues is primarily related to efforts we undertook in the 2022 period to refocus our resources on the CrossMobile transaction

Research and Development. Research and development expenses consist of share based compensation, salaries and related expenses, consulting fees, service providers’ costs, related materials and overhead expenses. Research and development expenses increased from $253,860 for the six months ended June 30, 2021 as compared to $243,024 during the corresponding period in 2022. The increase resulted primarily from increase in share based compensation expenses.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses and other non-personnel related expenses such as legal expenses. General and administrative expenses increased from $269,654 for the six months ended June 30, 2021 as compared to $270,341 in 2022 during the corresponding period in 2022.

Financing Expenses, Net. Financing expenses, net for the six months ended June 30, 2021 amounted to $30,916. Financing income, net for the six months ended June 30, 2022 amounted to $ 36,634. The increase is mainly due to currency exchange differences between the Dollar and the New Israeli Shekel.

Net Loss. Net loss for the six months ended June 30, 2022 was $4,378,300 and is primarily attributable to non-cash share based compensation expense of $3,737,003, research and development and general and administrative expenses.

Financial Condition, Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. At June 30 and 2022 and 2021, we had current assets of $1,496,376 and $124,056 respectively, and total assets of $1,752,336 and $401,287 respectively. The increase in total assets is primarily due to an increase in our cash balance, payments on account of investment and prepaid share based payment to service providers balance. We had current liabilities of $723,498 as compared to $557,613 as of June 30, 2022 and 2021, respectively and total liabilities of $3,020,526 as compared to $2,856, 829 as of June 30, 2022 and 2021, respectively. The increase is mainly attributed to the increase in the balance of employees and related institutions, accrued expenses, and increase in loans received from a related party offset by decrease in right of use liabilities arising from operating lease.

At June 30, 2022, we had a cash balance of $407,979 compared to the cash balance of $46,022 as of December 31, 2021. We have no cash equivalents.

At June 30, 2022, we had a working capital of $772,878 as compared with a working capital of $547,972 at December 31, 2021.

In January 2022, the Company received $34,000 from an investor who entered into a subscription agreement with the Company in October 2021 for an investment of $200,000 to be remitted to the Company in periodic three month instalments, representing the second agreed upon instalment amount. In accordance with the terms of his subscription agreement, we issued to the investor a total 340,000,000 shares of our common stock and he is entitled to warrants for an additional 680,000,000 shares of our common stock. In May 2022, we received $40,000 from the same investor, representing the third agreed upon instalment amount to be remitted to the Company. In accordance with the terms of his subscription agreement, we issued to the designees of such investor a total 400,000,000 shares of our common stock and he is entitled to warrants for an additional 800,000,000 shares of our common stock.

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

During May 2022, the Company entered into subscription agreements with two investors for a private placement of units of the Company securities in an aggregated amount of $250,000, where each unit (a “Unit” and collectively the “Units”) is comprised of (i) one (1) share of the Company’s Common Stock and (ii) two common stock purchase warrants to purchase an additional share of the Company’s Common Stock through the second anniversary thereof at a per share exercise price of $0.0003. The price per unit was $0.0003. In consideration thereof the holders are entitled to 833,333,334 shares of Common Stock and warrants for an additional 1,666,666,668 shares of Common Stock, of which to date the shares of Common Stock and warrants have been issued.

We expect that our existing cash and cash equivalents as well as expected periodic remittances from subscription proceeds will enable us to fund our operations and capital expenditure requirements through March 2023. Our requirements for additional capital during this period will depend on many factors, including the amounts necessary to bring the CrossMobile operations live by December 2022.

We seek to raise any necessary additional capital through a combination of private or public equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights, future revenue streams, or product candidates or to grant licenses on terms that may not be favorable to us. If we raise additional capital through private or public equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders’ deficit of $1,268,160 and a working capital of $772,878 at June 30, 2022 as well as negative operating cash flows. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Interim Chief Executive Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Interim Chief Executive Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on that evaluation, our management, including our Interim Chief Executive Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2022.

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

Changes in Internal Controls over Financial Reporting.

Except for the material weakness and associated remediation plan, , there have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 24, 2022 the Company filed an amended complaint in Palm Beach County, Florida (CASE NO. 50-2020- CA-011735), alleging violation of Fla. Stat. 517.301, seeking declaratory relief with regard to the status of the shares held and transferred by EL, and seeking a temporary injunction with regard to the transfer of any subject shares.

The Company intends to continue to vigorously pursue this action and avail itself of all options lawfully available to it.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

(i) In January 2022, the Company received approximately $34,000 from an investor who entered into a subscription agreement with the Company in October 2021for an investment of $200,000, representing the second agreed upon periodic instalment. In accordance with the terms of his subscription agreement, we issued to the such investor in February 2022 a total 340,000,000 shares of our common stock and the investor is entitled to warrants for an additional 680,000,000.

(ii) During May 2022, the Company and two investors entered into subscription agreements for a private placement of units of the Company securities in an aggregated amount of $250,000, where each unit (a “Unit” and collectively the “Units”) is comprised of (i) one (1) share of the Company’s Common Stock and (ii) two common stock purchase warrants to purchase an additional share of the Company’s Common Stock through the second anniversary thereof at a per share exercise price of $0.0003. The price per unit was $0.0003. In consideration thereof the holders are entitled to 833,333,334 shares of Common Stock and warrants for an additional 1,666,666,668 shares of Common Stock, of which to date the shares of Common Stock and warrants have been issued.

(iii) In May 2022, the Company received $40,000 from the investor referred to in (i) above who entered into a subscription agreement with the Company in October 2021for an investment of $200,000, representing the third agreed upon instalment amount to be remitted to the Company. In accordance with the terms of his subscription agreement, we issued to the designees of such investor a total 400,000,000 shares of our common stock and he is entitled to warrants for an additional 800,000,000.

(iv) In May 2022, the Company awarded to employees and service providers, including the CEO, options under the Company’s 2021 Equity Incentive Plan to purchase 34,900,000,000  shares of the Company’s common stock, at a per share exercise price of $0.0001 per share, which the exercise price vest as follows: 25% (i.e., 1,500,000,000) option shares vest on the first anniversary of the grant date and the balance in increments of 400,000,000 shares on each subsequent three (3) month anniversary. Of the Options granted, the CEO received options for 5,000,000 shares.

(v) In May 2022, in consideration of legal services provided, the Company issued to a consultant 30 million shares of the Company’s common stock.

We relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) thereof and/or Regulation S promulgated by the SEC under the Act with respect to the issuance of such securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION:

None

ITEM 6. EXHIBITS

Exhibit Index:

10.1	Investment Agreement dated as of March 22, 2022 among the Company, CrossMobile and the CrossMobile shareholders

31.1*	Certification of Interim Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of Interim Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD HEALTH ENERGY HOLDINGS, INC.
(Registrant)

By:	/s/ Giora Rozensweig
Giora Rozensweig
Interim Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Date:	August 22, 2022

