Form 10-Q
period 2022-09-30
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2022-11-21
CIK 943535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended September 30, 2022; or

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

As of November 14, 2022, 503,002,741,330 shares of the registrant’s common stock, par value $0.00001 per share, were outstanding.

WORLD HEALTH ENERGY HOLDINGS, INC.

Form 10-Q

September 30, 2022

i

WORLD HEALTH ENERGY HOLDINGS, INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022

(UNAUDITED)

2

WORLD HEALTH ENERGY HOLDINGS, INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022

(U.S. dollars except share and per share data)

(UNAUDITED)

WORLD HEALTH ENERGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars except share and per share data)

	September 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	111,436	46,022
Accounts receivable, net	20,158	10,022
Advance on account of investment	-	900,000
Other current assets	239,686	356,131
Total current assets	371,280	1,312,175

Operating lease - Right of use asset	177,385	201,518
Long term prepaid expenses	22,580	25,723
Property and equipment, net	37,545	27,777
Funds in respect of employee rights upon termination	28,060	21,182
Investment in CrossMobile (note 1)	4,835,733	-

Total assets	5,472,583	1,588,375

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	91,038	80,059
Current long term operating lease liability	43,279	45,756
Other account liabilities	405,300	638,388
Total current liabilities	539,617	764,203

Liability for employee rights upon retirement	159,247	157,860
Long term loan from parent company	2,012,339	2,012,339
Long term operating lease liability	119,196	173,227

Total liabilities	2,830,399	3,107,629

Stockholders’ deficit
Preferred stock, par $0.0007, 10,000,000 shares authorized, 5,000,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021.	3,500	3,500
Series B Convertible Preferred stock, par $0.0007, 3,870,000 shares authorized, 0 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively.	-	-
Common stock, par $0.00001, 750,000,000,000 shares authorized at September 30, 2022 and December 31, 2021. 503,002,741,330 and 488,499,407,996 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively.	66,984,719	66,839,685
Additional paid-in capital	(49,379,068)	(62,263,494)
Proceeds on account of shares	290,000	-
Foreign currency translation adjustments	(5,495)	(5,495)
Accumulated deficit	(15,251,472)	(6,093,450)
Total stockholders’ equity (deficit)	2,642,184	(1,519,254)
Total liabilities and stockholders’ deficit	5,472,583	1,588,375

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLD HEALTH ENERGY HOLDINGS, INC .

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars except share and per share data)

	Nine months ended		Three months ended
	September 30		September 30
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)

Revenues	67,480	115,167	23,726	33,717

Research and development expenses	(354,593)	(374,561)	(111,570)	(120,701)
General and administrative expenses	(377,168)	(736,501)	(106,828)	(466,847)
Share based compensation expenses	(8,474,989)	(1,459,120)	(4,529,664)	(1,459,120)
Operating loss	(9,139,270)	(2,455,015)	(4,724,336)	(2,012,951)
Financing income (expenses), net	45,515	(50,435)	8,881	(19,519)
Loss for the period	(9,093,755)	(2,505,450)	(4,715,455)	(2,032,470)

Equity losses	(64,267)	-	(64,267)

Net loss	(9,158,022)	(2,505,450)	(4,779,722)	(2,032,470)

Basic and diluted net loss per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	494,351,349,388	89,863,034,370	501,589,697,852	90,007,886,257

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(U.S. dollars, except share and per share data)

	Preferred Stock, $0.0007, Par Value		Preferred Stock B, $0.0007, Par Value		Common Stock, $0.0007, Par Value		Additional	Proceeds on	Foreign currency		Total Company’s
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	paid-in capital	account of shares	translation adjustments	Accumulated deficit	stockholders’ deficit
BALANCE AS OF JANUARY 1, 2022	5,000,000	3,500	-	-	488,499,407,996	66,839,685	(62,263,494)	-	(5,495)	(6,093,450)	(1,519,254)
Issuance of shares	-	-	-	-	2,840,000,000	28,400	255,600	-	-	-	284,000
Share based payment to service providers	-	-	-	-	-	-	1,310,239	-			1,310,239
Proceeds on account of shares	-	-	-	-	-	-	-	290,000	-	-	290,000
Net loss	-	-	-	-	-	-	-	-	-	(1,636,796)	(1,636,796)
BALANCE AS OF MARCH 31, 2022 (Unaudited)	5,000,000	3,500	-	-	491,339,407,996	66,868,085	(60,697,655)	290,000	(5,495)	(7,730,246)	(1,271,811)
Issuance of shares	-	-	-	-	1,633,333,334	16,333	310,917	(40,000)	-	-	287,250
Share based payment to employees and service providers	-	-	-	-	30,000,000	300	2,457,605	-	-	-	2,457,905
Net loss	-	-	-	-	-	-	-	-	-	(2,741,504)	(2,741,504)
BALANCE AS OF JUNE 30, 2022 (Unaudited)	5,000,000	3,500	-	-	493,002,741,330	66,884,719	(57,929,134)	250,000	(5,495)	(10,471,750)	(1,268,160)
Issuance of shares for CrossMobile investment	-	-	-	-	10,000,000,000	100,000	3,900,000	-	-	-	4,000,000
Share based payment to employees and service providers	-	-	-	-	-	-	4,650,066	-	-	-	4,650,066
Proceeds on account of shares	-	-	-	-	-	-	-	40,000	-	-	40,000
Net loss	-	-	-	-	-	-	-	-	-	(4,779,722)	(4,779,722)
BALANCE AS OF SEPTEMBER 30, 2022 (Unaudited)	5,000,000	3,500	-	-	503,002,741,330	66,984,719	(49,379,068)	290,000	(5,495)	(15,251,472)	2,642,184

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(U.S. dollars, except share and per share data)

	Preferred Stock, $0.0007, Par Value		Preferred Stock B, $0.0007, Par Value		Common Stock, $0.0007, Par Value		Additional	Foreign currency		Total Company’s
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	paid-in capital	translation adjustments	Accumulated deficit	stockholders’ deficit
BALANCE AT JANUARY 1, 2021	5,000,000	3,500	3,870,000	2,709	89,789,407,996	62,852,586	(63,339,225)	(5,495)	(1,496,637)	(1,982,562)
Net loss	-	-	-	-	-	-	-	-	(266,091)	(266,091)
BALANCE AT MARCH 31, 2021 (Unaudited)	5,000,000	3,500	3,870,000	2,709	89,789,407,996	62,852,586	(63,339,225)	(5,495)	(1,762,728)	(2,248,653)

Net loss	-	-	-	-	-	-	-	-	(206,889)	(206,889)
BALANCE AT JUNE 30, 2021 (Unaudited)	5,000,000	3,500	3,870,000	2,709	89,789,407,996	62,852,586	(63,339,225)	(5,495)	(1,969,617)	(2,455,542)
Issuance of shares	-	-	-	-	1,700,000,000	17,000	153,000	-	-	170,000
Issuance of shares in exchange for services	-	-	-	-	500,000,000	5,000	245,000	-	-	250,000
Share based compensation for services providers	-	-	-	-	-	-	1,041,342	-	-	1,041,342
Net loss	-	-	-	-	-	-	-	-	(2,032,470)	(2,032,470)
BALANCE AT SEPTEMBER 30, 2021 (Unaudited)	5,000,000	3,500	3,870,000	2,709	91,989,407,996	62,874,586	(61,899,883)	(5,495)	(4,002,087)	(3,026,670)

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars except)

	Nine months ended
	September 30,
	2022	2021
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(9,158,022)	(2,505,450)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation	8,030	35,119
Increase (decrease) in liability for employee rights upon retirement	1,387	43,804
Share based compensation	8,474,989	1,459,120
Equity losses	64,267	-
Increase in accounts receivable	(10,136)	(19,327)
Increase in other current assets	(92,556)	(11,264)
Increase in accounts payable	10,979	4,085
Increase (decrease) in other accounts liabilities	(117,284)	315,553
Net cash used in operating activities	(818,346)	(678,360)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans received from (granted to) related parties	7,186	(1,634)
Proceeds from related parties	-	(8,931)
Increase in asset for employee rights upon retirement	(6,878)	-
Purchase of property and equipment	(17,798)	-
Net cash used in investing activities	(17,490)	(10,565)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issued for cash	611,250	170,000
Proceeds on account of shares	290,000	-
Loan received from parent company	-	212,345
Net cash provided by financing activities	901,250	382,345

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	65,414	(306,580)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	46,022	359,949

CASH AND CASH EQUIVALENTS AT END OF PERIOD	111,436	53,369

Supplemental disclosure of cash flow information:
Non cash transactions:
Issuance of shares for future services	83,333	-
Initial recognition of operating lease	-	242,906
Issuance of shares for the acquisition of investee	4,000,000	(242,906)

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

The Company, collectively with RNA are hereunder referred to as the “Group”.

CrossMobile investment agreement

On March 22, 2022 the Company, CrossMobile CrossMobile Sp. z o.o, a company formed under the laws of Poland (“CrossMobile”) and the shareholders of CrossMobile (of which Mr. Giora Rosenzweig, held 40.67% and Mr. George Baumeohl held 3.33%, of the issued preferred share capital of CrossMobile), entered into an Investment Agreement (the “Agreement”) pursuant to which the Company is to purchase 26% of the outstanding common share capital of CrossMobile on a fully diluted basis, in consideration of the issuance by the Company to CrossMobile of 10,000,000,000 restricted shares of Company common stock (the “Initial Investment”). The preferred share capital of CrossMobile provides certain privileges, including the right to participate in CrossMobile shareholder meetings at a rate of two votes for each preferred share and preference as to distribution of dividends at a rate equal to twice the dividends distributed to the holders of the common shares in CrossMobile

CrossMobile filed an application with the Polish Companies Registrar on June 22, 2022 to increase CrossMobile’s share capital in order to effectuate the issuance to WHEN of the CrossMobile ordinary shares representing 26% of the CrossMobile equity interest to WHEN and to register the issuance to CrossMobile of the 10,000,000,000 WHEN shares in consideration thereof. The Companies Registrar approved the requested actions on July 22, 2022 and published on August 1, 2022. The approval and registration by the Polish Companies Registrar is required under local law for CrossMobil to issue to WHEN the CrossMobile ordinary shares representing 26% of CrossMobile. In anticipation of the approval of the increase in the share capital of CorssMobile, WHEN issued to Crossmobile on July 13, 2022 the 10,000,000,000 WHEN shares. Upon the registration of the Company shareholdings in CrossMobile the closing of the Initial Investment will be deemed to have occurred.

CrossMobile is a licensed mobile virtual network operator (“MVNO”) in Poland, providing the necessary licenses and key infrastructure in the EU. With its involvement in CrossMobile, the Company expects to provide advanced cybersecurity solutions and other next-generation value-added services to CrossMobile’s future product offerings.

In addition, through January 22, 2024, the Company has the option to purchase additional shares of CrossMobile, such that following such additional purchase, the Company shall hold approximately 51% of CrossMobile’s outstanding share capital on a fully diluted basis. In the event the Company shall choose to exercise the option, the Company shall issue such number of restricted shares of common stock of the Company calculated based on pre-money valuation of CrossMobile as determined by an independent appraiser agreed between the Company and CrossMobile. See note 5(1).

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – GENERAL (continue)

B.	Going concern uncertainty

Since inception, the Group has devoted substantially all its efforts to research and development. The Group is still in its development stage and the extent of the Group’s future operating losses and the timing of becoming profitable, if ever, are uncertain. As of September 30, 2022, the Group had $111,436 of cash and cash equivalents, accumulated deficit of $15,251,472, negative working capital of $168,337 and net losses of $9,158,022 during the nine months ended September 30, 2022.

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

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

C.	COVID-19

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on its operations and determined that there were no material adverse impacts on the Company’s results of operations and financial position as of September 30, 2022. These estimates may change, as new events occur and additional information is obtained.

WORLD HEALTH ENERGY HOLDINGS, INC .

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Operating results for the three months and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Principles of Consolidation

The consolidated financial statements are prepared in accordance with US GAAP. The consolidated financial statements of the Company include the Company and its wholly-owned and majority-owned subsidiaries. All inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 – COMMON STOCK

Between August and October 2021, the Company and certain investors entered into subscription agreements for a private placement of units of the Company securities (the 2021 Private Placements”) where each unit (a “Unit” and collectively the “Units”) is comprised of (i) one (1) share of the Company’s Common Stock and (ii) one common stock purchase warrant to purchase an additional share of the Company’s Common Stock through the second anniversary thereof at a per share exercise price of $0.0002. The price per unit is $0.0001. Subscription agreements for an aggregate of $900,000 provide that the investors are to remit the subscription proceeds at the time of investment and in three month intervals thereafter, in each case in amounts equal to 20% of their committed amounts. During the nine months ended September 30, 2022, the Company received a total of $151,250 on account of these subscription and in consideration thereof issued 1,140,000,000 shares of Common Stock and warrants for an additional 1,140,000,000 shares of Common Stock and the balance is presented as proceeds on account of shares.

During the nine months ended September 30, 2022, the Company and certain investors entered into subscription agreements for a private placement of units of the Company securities in an aggregated amount of $500,000, where each unit (a “Unit” and collectively the “Units”) is comprised of (i) one (1) share of the Company’s Common Stock and (ii) one common stock purchase warrant to purchase an additional share of the Company’s Common Stock through the second anniversary thereof at a per share exercise price of $0.0002. The price per unit is $0.0001. As part of the subscription agreements, CrossMobile undertook to issue the investors up to 5% of the issued and outstanding share capital of CrossMobile. During the nine months ended September 30, 2022, the Company received a total of $500,000 on account of these subscription and in consideration thereof issued 2,500,000,000 shares of Common Stock and warrants for an additional 2,500,000,000 shares of Common Stock and the balance is presented as proceeds on account of shares.

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

On August 10, 2022, the Company entered into an agreement with a consultant with a term of 12 months under which it undertook to issue to the Consultant 300,000,000 restricted stock for investor relations services.

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

On September 18, 2022, the Company granted options under the 2021 Plan (2021) to its Chief strategic affairs to purchase an aggregate of 10,000,000,000 shares of Common Stock exercisable at a per share exercise price of $0.0001. Of the options granted, 5,000,000,000 were immediately vested and the remaining shall vest on 4 annual equal instalments commencing May 15, 2023.

The fair value of the options was determined using the Black-Scholes pricing model, assuming a risk free rate of 3.62%, a volatility factor of 306.5%, dividend yields of 0% and an expected life of 5.54 years and was estimated at $3,999,451.

WORLD HEALTH ENERGY HOLDINGS, INC .

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 4 - STOCK OPTIONS (continue)

The following table presents the Company’s stock option activity during the nine months ended September 30, 2022:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31,2021	6,800,000,000	0.0001
Granted	6,400,000,000	0.0001
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31,2022	13,200,000,000	0.0001
Granted	34,900,000,000	0.0001
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30,2022	48,100,000,000	0.0001
Granted	10,000,000,000	0.0001
Exercised	-	-
Forfeited or expired	-	-
Outstanding at September 30,2022	58,100,000,000	0.0001
Number of options exercisable at September 30, 2022	7,125,000,000	0.0001

The aggregate intrinsic value of the awards outstanding as of September 30, 2022 is 11,620,000. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.0003 as of September 30, 2022, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

The stock options outstanding as of September 30, 2022, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
	As of September 30, 2022
0.0001	58,100,000,000	3.49	7,125,000,000
	58,100,000,000	3.49	7,125,000,000

The stock options outstanding as of December 31, 2021, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
	As of December 31, 2021
0.0001	6,800,000,000	3.49	-
	6,800,000,000	3.49	-

Compensation expense recorded by the Company in respect of its stock-based compensation awards for the period of nine months ended September 30, 2022 was $8,622,640 and are included in General and Administrative expenses in the Statements of Operations.

As of September 30, 2022, there was $15,212,104 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the employee share option plan.

WORLD HEALTH ENERGY HOLDINGS, INC .

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 5 – SUBSEQUENT EVENTS

1.	On October 25, 2022, the Company exercised the option to acquire such additional shares of CrossMobile and following such exercise, the Company holds approximately 51% of CrossMobile’s outstanding share capital on a fully diluted basis. In consideration for the exercise of the option, the Company shall issue to CrossMobile 10,000,000,000 shares of the Company’s common stock.

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

CrossMobile filed an application with the Polish Companies Registrar on June 22, 2022 to increase its share capital in order to effectuate the issuance to WHEN of the CrossMobile ordinary shares representing 26% of the CrossMobile equity interest to WHEN and to register the issuance to CrossMobile of the 10,000,000,000 WHEN shares in consideration thereof. The Companies Registrar approved the requested actions on July 22, 2022 and published on August 1, 2022. The approval and registration by the Polish Companies Registrar is required under local law for CrossMobil to issue to WHEN the CrossMobile ordinary shares representing 26% of CrossMobile. In anticipation of the approval of the increase in the share capital of CrossMobile, WHEN issued to CrossMobile on July 13, 2022 the 10,000,000,000 WHEN shares. Following the closing of the Initial Investment, Ms. Gaya Rozensweig, a Company director, was appointed to the CrossMobile board of directors and the combined holdings of Giora Rozensweig and WHEN, afford them effective control of the majority of the outstanding voting capital of CrossMobile

Through January 22, 2024, the Company has the option to purchase additional shares of CrossMobile, such that following such additional purchase, the Company would hold approximately 51% of CrossMobile’s outstanding share capital on a fully diluted basis. In the event the Company elects to exercise the option, the Company shall issue such number of restricted shares of common stock of the Company calculated based on pre-money valuation of CrossMobile as determined by an independent appraiser agreed between the Company and CrossMobile. On October 25, 2022, the Company exercised the option to acquire such additional shares of CrossMobile and the Company now holds approximately 51% of CrossMobile’s outstanding share capital on a fully diluted basis. In consideration for the exercise of the option, the Company shall issue to CrossMobile 10,000,000 shares of the Company’s common stock.

Business Overview of the CrossMobile Transaction

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

Comparison of the Three Months Ended September 30, 2022 to the Three Months Ended September 30, 2021

The following table presents our results of operations for the three months ended September 30, 2022 and 2021

	Three Months Ended
	September 30
	2022	2021

Revenues	23,726	33,717
Operating Expenses
Research and development expenses	(111,570)	(120,701)
General and administrative expenses	(106,828)	(466,847)
Share based compensation expenses	(4,529,664)	(1,459,120)
Operating loss	(4,724,336)	(2,012,951)
Financing income (expenses), net	8,881	(19,519)
Net loss	(4,715,455)	(2,032,470)

Revenues. Revenues for the three months ended September 30, 2022 and 2021 were $23,726 and $33,717, respectively. Revenues were comprised primarily of software license fees. The decrease in revenues is primarily related to efforts we undertook in the 2022 period to refocus our resources on the CrossMobile transaction.

Research and Development. Research and development expenses consist of salaries and related expenses, consulting fees, service providers’ costs, related materials and overhead expenses. Research and development expenses decrease from $120,701 in the three months ended September 30, 2021 to $111,570 during the corresponding period in 2022. The decrease resulted from decrease in salaries and related expenses offset by increase in consulting fees.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses and other non-personnel related. General and administrative expenses decreased from $466,847 for the three months ended September 30, 2021 to $106,828 during the corresponding period in 2022. The decrease resulted primarily from decrease in professional services expenses.

Financing Expenses, Net. Financing expenses, net for the three months ended September 30, 2021 amounted to $19,519. Financing income, net for the three months ended September 30, 2022 amounted to $8,881. The decrease is mainly due to currency exchange differences between the Dollar and the New Israeli Shekel.

Net Loss. Net loss for the three months ended September 30, 2022 was $4,715,455 and is primarily attributable to non-cash share based compensation expense of $4,529,664, research and development and general and administrative expenses.

Comparison of the Nine Months Ended September 30, 2022 to the Nine Months Ended September 30, 2021

The following table presents our results of operations for the three months ended June 30 2022 and 2021

	Nine Months Ended
	September 30
	2022	2021

Revenues	67,480	115,167
Operating Expenses
Research and development expenses	(354,593)	(374,561)
General and administrative expenses	(377,168)	(736,501)
Share based compensation expenses	(8,474,989)	(1,459,120)
Operating loss	(9,139,270)	(2,455,015)
Financing income (expenses), net	45,515	(50,435)
Net loss	(9,093,755)	(2,505,450)

Revenues. Revenues for the nine months ended September 30, 2022 and 2021 were $67,480 and $115,167, respectively. Revenues were comprised primarily of software license fees. The decrease in revenues is primarily related to efforts we undertook in the 2022 period to refocus our resources on the CrossMobile transaction

Research and Development. Research and development expenses consist of salaries and related expenses, consulting fees, service providers’ costs, related materials and overhead expenses. Research and development expenses decreased from $374,561 for the nine months ended September 30, 2021 as compared to $354,593 during the corresponding period in 2022. The decrease resulted primarily from decrease in salaries and related expenses.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses and other non-personnel related expenses such as legal expenses. General and administrative expenses decreased from $736,501 for the nine months ended September 30, 2021 as compared to $377,168 in 2022 during the corresponding period in 2022. The decrease resulted primarily from decrease in professional services expenses.

Financing Expenses, Net. Financing expenses, net for the nine months ended September 30, 2021 amounted to $50,435. Financing income, net for the nine months ended September 30, 2022 amounted to $45,515. The increase is mainly due to currency exchange differences between the Dollar and the New Israeli Shekel.

Net Loss. Net loss for the nine months ended September 30, 2022 was $9,093,755 and is primarily attributable to non-cash share based compensation expense of $8,474,989, research and development and general and administrative expenses.

Financial Condition, Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. At September 30 and 2022 and 2021, we had current assets of $371,280 and $355,188 respectively, and total assets of $5,472,583 and $622,735 respectively. The increase in total assets is primarily due to an increase in our investments and cash balance. We had current liabilities of $539,617 as compared to $1,297,427 as of September 30, 2022 and 2021, respectively and total liabilities of $2,830,399 as compared to $3,649,405 as of September 30, 2022 and 2021, respectively. The decrease is mainly attributed to the decrease in the balance of other accounts liabilities and right of use liabilities arising from operating lease offset by increase in accounts payable.

At September 30, 2022, we had a cash balance of $111,436 compared to the cash balance of $46,022 as of December 31, 2021. We have no cash equivalents.

At September 30, 2022, we had a negative working capital of $168,337 as compared with a working capital of $547,972 at December 31, 2021.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders’ equity of $2,642,184 and a negative working capital of $168,337 at September 30, 2022 as well as negative operating cash flows. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Interim Chief Executive Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Interim Chief Executive Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on that evaluation, our management, including our Interim Chief Executive Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2022.

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

Changes in Internal Controls over Financial Reporting.

Except for the material weakness and associated remediation plan, , there have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about, January 19, 2022, EL filed a lawsuit in the Delaware Court of Chancery seeking to remove the restrictive legend from all the shares of Common Stock held by EL (the “2022 Lawsuit”), which are approximately 23,000,000,000 shares. The Company retained the services of Delaware counsel and has moved to dismiss or stay the 2022 Lawsuit in favor of the previously filed Florida lawsuit, which involves the same parties and same issues. The Company’s motion to dismiss was denied. The Company answered the complaint, denying all allegations, and filed a counterclaim against EL and other third party defendants in September 2022. EL filed a motion to dismiss the counterclaim, which is currently pending.

On June 24, 2022 the Company filed an amended complaint in Palm Beach County, Florida (CASE NO. 50-2020- CA-011735), alleging violation of Fla. Stat. 517.301, seeking declaratory relief with regard to the status of the shares held and transferred by EL, and seeking a temporary injunction with regard to the transfer of any subject shares. The suit was dismissed without prejudice. The Company is currently not pursuing the lawsuit in Florida as the Company’s counterclaim in Delaware referred to above seeks substantially the same redress.

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

No Offerings in July- September?

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

WORLD HEALTH ENERGY HOLDINGS, INC.
(Registrant)

By:	/s/ Giora Rozensweig
Giora Rozensweig
Interim Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Date:	November 21, 2022

