Form 10-K
period 2022-12-31
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2023-04-17
CIK 943535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

MARK ONE:

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2022

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

As of March 31, 2023, there were 517,942,741,330 shares of the registrant’s common stock, par value $0.00001 per share, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2022) was approximately $29,218,037, as computed by reference to the closing price of such common stock on OTC Market on such date.

2022 ANNUA L REPORT (SEC FORM 10-K)

INDEX

Securities and Exchange Commission
Item Number and Description

CAUTIONARY NOTE REGARING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains information that includes or is based upon forward-looking statements. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. These statements often can be identified by the fact that they do not relate strictly to historical or current facts. They typically use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “should,” “will” and similar expressions with similar meaning in connection with any discussion of the Company’s future operating or financial performance.

Forward-looking statements are not guarantees of future performance. Any or all forward-looking statements may turn out to be incorrect, and actual results could differ materially from those expressed or implied in forward-looking statements. Forward-looking statements are based on current expectations and the current economic environment. They can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors that are difficult to predict.

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

We assume no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect subsequent events or circumstances or actual outcomes.

The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K as well as our other SEC filings.

PART I

Item 1. BUSINESS

Overview

World Health Energy Holdings (“WHEN” or the “Company” or “us” ) is primarily engaged in the cybersecurity technology field. On April 27, 2020, WHEN completed a reverse triangular merger pursuant to the Merger Agreement among the Company, R2GA, UCG, SG, and RNA. Under the terms of the Merger Agreement, R2GA merged with and into SG, with SG remaining as the surviving corporation and a wholly-owned subsidiary of the Company. The Merger became effective as of April 27, 2020. Each of Gaya Rozensweig and George Baumeohl, directors of the Company, are also the sole shareholders and directors of UCG.

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

Significant Developments

Acquisition of CrossMobnile

On March 22, 2022 the Company, CrossMobile Sp z o.o., a company formed under the laws of Poland (“CrossMobile”) and the shareholders of CrossMobile (of which our CEO, Giora Rosenzweig, holds 40.67% and George Baumeohl, a director, holds 6.67%, of the issued preferred share capital of CrossMobile), entered into an Investment Agreement (the “Agreement”) pursuant to which the Company purchased in July 2022 an initial 26% equity stake of the outstanding common share capital of CrossMobile on a fully diluted basis, in consideration of the issuance by the Company to CrossMobile of 10,000,000,000 restricted shares of Company . In addition, for 18 months following the date of the Agreement, the Company has the option to purchase additional shares of CrossMobile, (the “Additional Share Purchase Option”), such that following such additional purchase, the Company shall hold approximately 51% of CrossMobile’s outstanding share capital on a fully diluted basis. On October 25, 2022, the Company exercised the Additional Share Purchase Option to acquire such additional shares of CrossMobile and the Company now holds approximately 51% of CrossMobile’s outstanding share capital on a fully diluted basis. In consideration for the exercise of the Additional Share Purchase Option, the Company issued to CrossMobile an additional 10,000,000 shares of the Company’s common stock.

CrossMobile provides public mobile telephone services in Europe, (without its own radio infrastructure) We believe that the acquisition of CrossMobile provides an opportunity in our evolution and provides us with a strong foothold in the European mobile telecom market.. CrossMobile is planning to roll-out a comprehensive suite of value-added services for B2B and B2C customers in the telecom industry.

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

In 2022 CrossMobile accomplished to the following

a.	Integrated IT infrastructure with MNO Telecom operator in Poland on standard packages of Voice, SMS and Data service. (name of Telekom operator will be released in separate announcement)
b.	Finalized tests of platform for sales and customer care. This platform will be based on in-house artificial intelligence systems to keep operating costs substantially below market
c.	Started test of integration with and sales of Data packages

CrossMobile anticipates that it in Q1-Q2 2023 will be able to

a.	Be in the air with standard packages of Voice, SMS and Data in Poland and International Roaming.
b.	Generate first invoice for sales of standard packages of Voice, SMS and Data in Poland and International Roaming
c.

Initiate cooperation with existing or build new Telecom operators similar to CrossMobile to fully optimize ROI on the investment made in people and IT Systems. Focus areas will be USA, UK, Asia Pacific and selected countries in Europe with high potential.

Acquisition of Instaview

On Feb. 22, 2023 we completed the acquisition of an initial 26% of Instaview Ltd. (“Instaview”), an emerging technology company in the field of AI-based image processing systems, thermal cameras, home and enterprise security, livestock tracking and control appliances plus much more.

Instaview is engaged in the field of image processing systems and thermal cameras. Over the past 18 years, Instview has provided innovative security and managing solutions in hundreds of projects in Israel and overseas.

We believe that there is synergy between Instaview and our activities and marks the beginning of the revolution of the home and enterprise security market, which is estimated to be $120 billion in 2022 and projected to grow at a compound annual growth rate of 8% through 2030.”

Combined WHEN Product Offerings

Our product offerings are comprised of three complementary segments, namely

1.	Cyber Care, which is the long standing and core business segment of WHEN
2.	AI based image processing systems such as audio-video systems and security cameras solutions being an off-line extension of the on-line Cyber Care services entered through the acquisition of 26% shares in Instaview
3.	Mobile telecom GSM which is a new business segment, linking the off and on line business segments entered through the recent acquisition of CrossMobile

All three are targeting commercial enterprises (B2B) and individual users (B2C).

Cyber Care

B2B Offerings—Our B2B Cybersecurity system software development and implementation program focuses on developing a threat management software that provides innovative solutions for the constantly evolving cyber challenges of businesses, non-governmental organizations (NGO’s) and governmental entities.

In 2021 we launched OTOGRAPH, our comprehensive cybersecurity and information security system, to enable business enterprises to monitor, analyze and prevent suspicious or harmful behavior on corporate networks and connected devices. The OTOGRAPH is designed to analyze and prevent internal or external abuse or abnormal activity on enterprise devices, such as PCs, mobile phones, servers or any other operating system (OS)-based Internet of things (IOT) devices. IoT devices are the nonstandard computing devices that connect wirelessly to a network and have the ability to transmit data.

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

OTOGRAPH was developed based on based on a state of the art intelligence technology combined with AI technology that processes and analyzes massive amounts of behavioral and communication data and enables organizations to make real time accurate preventive assessments and decisions to protect company assets and ensure operational efficiency. OTOGRAPH deploys a unique Business Behavioral Analysis (BBA) machine learning software. Behavioral digital data is extracted from all endpoint devices that are connected to the company’s network infrastructure – whether physically, wirelessly or remotely. The data is processed and analyzed to learn and to reveal the unique digital behavioral pattern of the organization as a whole and of every endpoint or individual.

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

In several business sectors, such as banking, consulting and legal services it is becoming a standard to monitor employees’ contact with clients. This especially in heavily regulated roles such as trading. As contact with clients have moved from mails and telephone to more advanced tools such as the so called encrypted communicators (WhatsApp, Signal, Telegram etc.) OTOGRAPH has been developed to record and analyze ALL activities on company devices such as mobile phone, tablets etc.

Each business owner, CRS or security department decides what, when and how to monitor and where data should be stored. To be in line with legal requirements for documentation and with respect GDPR, client mostly decides only to record voices of own employees but not customers

Our B2C Cybersecurity division targets families concerned with external cyber threats and exposures in addition to monitoring a child’s behavioral patterns that may alert parents to potential tragedies caused by cyber bullying, pedophiles, other predators, and depression.

SG’s Parental System offers a comprehensive solution which is designed to enable parents wishing to observe their children’s online behavior to learn if they are accessing inappropriate websites and content and/or to protect them from a range of threats including cyberbullying, pedophiles and other predators and identity theft.

The Parental System line is positioned as the “ultimate parental cyber solution”. This system incorporates a range of features enabling parents to view and manage their children’s Android phones and devices. The key elements of our proprietary solutions include the following: analysis of all incoming and outgoing written data; analysis of all incoming and outgoing audio communication; real time location tracking; environmental surroundings analysis; and cyber activity analysis.

The Parental System has similar features to those of the B2B yet tailored to fit the needs of parents and guardians to protect their children. Such variations focus on online behavioral patterns whether vocally, via short message service (“SMS”) or social media platforms. If there is a change in behavior patterns, the product is designed to immediately send the parent or adult guardian an alert. For example, as stated in several international reports, one of the identifiable indicators before suicide is social withdrawal, something which today appears as a significant decrease in text message exchanges. The system categorizes this decrease as a red flag. Moreover, there are certain words and phrases which increase in use prior to suicide which the system will detect these it will put them in the red flag category.*

* https://www.mayoclinic.org/healthy-lifestyle/tween-and-teen-health/in-depth/teen-suicide/art-20044308

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

Strategy Cyber Care: We believe that the technology underlying our product offering is our primary competitive advantage. The strength of our solution is driven by several proprietary technologies and methodologies that we have developed, coupled with how we have combined them into our highly versatile platform incl. the mobile telecom platform discussed below. These advantages enable our end users to

●	Prevent trade secret and data leakage;

●	Protect against hackers;

●	Minimize loss of productivity;

●	Detect embezzlements and thefts;

●	Defend employees from harassments;

●	Prevent talent and client poaching;

●	Avoid human errors;

●	Develop a new level of decision-making ability based on accurate and real-time data; and

●	Assist parents and legal guardians in monitoring their minor children’s’ cyber online activities.

The Company’s go-to-market strategy focuses principally on generating revenue from software, services and licensing. The Company intends to drive revenue growth and to achieve margins that are consistent with those of other enterprise software companies.

We currently intend to sell substantially all of our products and services to distributors and resellers, which will sell to end-user customers, which we refer to in this report as our customers.

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

The implementation of our strategies is subject to our raising significant cash resources, of which no assurance can be provided that we will be successful in raising the needed capital on commercially reasonable terms. As of the date of this prospectus, we have no commitments for any capital raise.

AI based audio-video systems and security cameras

With several hundred projects in Israel and abroad and 18 years of experience in the field, Instaview develops and provides high quality, innovative communication solutions.

Instaview provides support for its various projects, from the early planning stage through to the completion of the project, with options for using the most advanced management and control systems in the world.

Its systems use solar technology and advanced communication systems independent of electricity and internet infrastructure. The system is supported by an advanced application that allows visual tracking at any given time from anywhere in the world, with the option of receiving mobile alerts in real time.

Instaview has a wide offering that is complementary to WHEN’s on-line Cyber Care solutions.

Instaview currently has three main areas of activity for B2B market:

a)	Agriculture – Instaview supplies cameras and connected security control systems to farmers in order to monitor high value crops such as avocado, dates, Christmas trees or stocks of firewood
b)	Construction Sites – supplying cameras and control systems to monitor activities on construction sites, in order to avoid theft of materials, adherence to safety regulations and so on. The technology and systems are applicable to ports and other sites which have similar needs.
c)	Crane Operator Monitoring – working in cooperation with government and labor unions in Israel, Instaview has developed an advanced technology based system to verify the identification of crane operators and to ensure adherence to operating times and regulations generally.

For the B2C market following services will bring added value to the WHEN group customers

a)	Intelligent homes and small offices (gas and flood detectors, door and window alarms etc)
b)	Collars for pets, cats and dogs with SIM cards for GPS location
c)	Alert and location bracelets with SIM cards for GPS location for e.g. senior people

Mobile telecom GSM

Following the first step, our next planned strategy is to add the advanced B2B and B2B Cyber Care bundled with the audio-video systems and security cameras solution and offer them as an integrated part of our GSM solutions. This will give our B2B the possibility to use the AI and BBA as a tool to increase not only security but as well efficiency in sales organizations where soft skills, emotions and personal relations are crucial.

In respect to the B2C market our strategy is to give families a tool to protect their assets and entire households in particular kids or pets and evenelderly members being fragile newcomers in the world of e-commerce, on-line banking and on-line dating.

The third step expected to be initiated in Q3 2023 in is to copy and paste the same scenario of combining Cyber Care and Mobile Telecom to other selected markets in North Africa, the USA and Europe.

Product and Sales strategy

CrossMobile will rollout the safest online communication highway in the world with stops where you buy

●	off-the-shelf,
●	modular
●	self-configurable

value-added services such as

a.	Private Care (WHEN solutions)

a.	Kid protection
b.	Boost learning capability of you kids by making them feel safe online
c.	Senior citizen protection against e-criminals
d.	Mental Health monitoring

e.	Sleep monitoring and apnea treatment
f.	Secure online sessions with psychologist
g.	Health insurance

b.	Internet of Things for Intelligent homes (Instaview solutions)

a.	Camera
b.	Access control,
c.	Electricity control
d.	Smoke detection
e.	Pet band with sim card
f.	Home insurance

c.	Secure Business everywhere (WHEN solutions / in cooperation with local partner)

a.	Encrypted calls
b.	Monitoring Calls by Virtual Number for marketing and selling products
c.	Cloud IP PBX
d.	IVR services
e.	Virtual Conference rooms and calls
f.	SMS for Business (API), Bot SMS, verification SMS
g.	Protect your business ideas in the world of e-commerce
h.	Outsmart the digital intruder
i.	Business insurance

d.	Travel Services (in cooperation with local partner)

a.	Roaming
b.	Travel insurance

e.	Financial service (in cooperation with local partner)

a.	Currency exchange

f.	OTOGRAPH Cybersecurity (WHEN solutions)

a.	Employee monitoring
b.	Employee surveys with soft data analysis
c.	Customer interaction profiling
d.	Emotional intelligence navigator
e.	Fence against digital intruder
f.	Business insurance

g.	Asset Management (Instaview solutions)

a.	GPS tracker on assets in transport and remote locations

That will meet demanding and ever-changing needs of customers, from large enterprises to individual consumer providing opportunities for rapid top-line growth.

The key word in all sales activities is “cross-selling”

Sales and Marketing

We currently license the vast majority of our products and services thru a global network of resellers and distributors that we refer to as our channel partners. Only CrossMobile has a dedicated direct sales strategy. Our channel partners identify potential sales targets, maintain relationships with customers and introduce new products to existing customers. Sales to our channel partners are generally subject to our standard, non-exclusive channel partner agreement.

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

In addition to Company-owned intellectual property, we license software from third parties for integration into our solutions, including open-source software and other software available on commercially reasonable terms. It may be necessary in the future to seek or renew licenses relating to various aspects of our products, processes and services. While we have generally been able to obtain such licenses on commercially reasonable terms in the past, we cannot provide assurance that such third parties will maintain such software or continue to make it available.

Financial Support

In November 2022, we entered into an investment agreement with George Baumeohl, our director, pursuant to which Mr. Baumeohl has agreed to support our operation by way of an equity investment of up to $3 million through August 2025, as needed. The agreement provides for sales of our common stock go Mr. Baumeohl at per share purchase prices ranging between $0.0003 and $0.0005. As of the date of this report, we have received an aggregate of $475,000 from Mr. Baumeohl

Competition

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

The mobile GSM market in Europe is in general very competitive. Based on own market research, we believe that by combining our thee business units, we possess competitive advantages.

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

Employees

As of April 10, 2023, we had eight (8) employees, of which Five (5) are primarily engaged in research and development and three (3) in administrative positions.

Other Corporate Holdings

We currently also have the following subsidiaries, which are currently inactive.

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

Available Information

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov. The Company’s websites are located. Information contained on, or accessible through, these websites, or any website stated in this report, is not a part of, and is not incorporated by reference into, this report.

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

We will need to raise additional working capital in order to design and develop our second-generation online security and data protection technologies, expand our market strategy and potentially acquire complementary technologies. Without adequate funding, we also may not be able to accelerate the development and deployment of our products, respond to competitive pressures and develop new or enhanced products. At the present time, we have no commitments for any financing, and there can be no assurance that capital will be available to us on commercially acceptable terms or at all. We may have difficulty obtaining additional funds as and when needed and we may have to accept terms that would adversely affect our stockholders. Any failure to achieve adequate funding will delay our development programs and product launches and could lead to abandonment of one or more of our development initiatives, as well as prevent us from responding to competitive pressures or take advantage of unanticipated acquisition opportunities.

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

High-profile cyberattacks and security breaches have increased in recent years, with the potential for such acts heightened as a result of the number of employees working remotely. Security industry experts and government officials have warned about the risks of hackers and cyberattacks targeting IT products and enterprise infrastructure. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and often are not recognized until launched against a specific target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As we continue to increase our client base and expand our brand, we may become more of a target for third parties seeking to compromise our security systems and we anticipate that hacking attempts and cyberattacks will increase in the future. We cannot give assurance that we will always be successful in preventing or repelling unauthorized access to our systems. We also may face delays in our ability to identify or otherwise respond to any cybersecurity incident or any other breach. Additionally, we use third-party service providers to provide some services to us that involve the storage or transmission of data, such as SaaS, cloud computing, and internet infrastructure and bandwidth, and they face various cybersecurity threats and also may suffer cybersecurity incidents or other security breaches. Despite our security measures, our IT and infrastructure may be vulnerable to attacks. Threats to IT security can take a variety of forms. Individual and groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states, continuously undertake attacks that pose threats to our customers and our IT. These actors may use a wide variety of methods, which may include developing and deploying malicious software or exploiting vulnerabilities in hardware, software, or other infrastructure in order to attack our products and services or gain access to our networks, using social engineering techniques to induce our employees, users, partners, or customers to disclose passwords or other sensitive information or take other actions to gain access to our data or our users’ or customers’ data, or acting in a coordinated manner to launch distributed denial of service or other coordinated attacks. Inadequate account security practices may also result in unauthorized access to confidential and/or sensitive data.

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

Risks Related to Our Securities

There is a limited active liquid trading market for the Company’s common stock.

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

As of the date of this current report on Form 10-K, our directors, executive officers, principal stockholders and affiliated entities beneficially own, in the aggregate, approximately 86% of our outstanding voting securities. Additionally, Ms. Gaya Rozensweig, one of our directors, holds Series A preferred Stock which allows her to vote with holders of the Common Stock on an as converted basis giving her effective control of any vote.

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

Item 3. Legal Proceedings.

On October 27, 2020 WHEN filed suit in State Court, Palm Beach County, Florida, against FSC Solutions, Inc. (“FSC”), Eli Gal Levy (“EL”) and Padem Consultants Sprl (collectively, the “Defendants”). The suit relates to the Stock Purchase Agreement entered into by WHEN with FSC and its shareholders, which included EL, pursuant to which WHEN acquired all of the issued and outstanding stock of FSC in exchange for the issuance of 70 billion shares of WHEN unregistered common stock. FSC was the putative owner of a software and trading platform which WHEN intended to use to enter into the on-line trading business. Subsequent to the completion of the acquisition, we determined that FSC did not have control over the trading platform and software we expected to acquire and operate. The suit seeks declaratory judgment to unwind the FSC transaction and cancel the shares of WHEN common stock issued in the FSC transaction that are still outstanding.

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

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not aware of any such legal proceedings or claims against us.

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

Market Information

As of April 13, 2023, there were 402 active holders of record of our common stock, and the last reported sale price of our common stock on the OTC Pink-tier of OTC Markets on April 10, 2023 was $0.0002.

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

Unregistered Sales of Equity Securities

(i) On August 10, 2022, we entered into an agreement with a consultant with a term of 12 months under which we undertook to issue to the Consultant 300,000,000 restricted stock for investor relations services. As of December 31, 2022, no shares have been issued to the consultant under the above agreement.

(ii) On October 25, 2022, we issued to CrossMobile 10,000,000,000 shares of the Company’s common stock upon the acquisition of the initial 26% equity stake in CrossMobile.

(iii) On November 1, 2022, we entered into an investment agreement with George Baumeohl, Company’s director, pursuant to which Mr. Baumeohl has agreed to support Company’s operation by way of an equity investment of up to $3 million through August 2025, as needed. The agreement provides for sales of Company’s common stock go Mr. Baumeohl at per share purchase prices ranging between $0.0003 and $0.0005. As of the date of this report, the Company have received an aggregate of $150,000 from Mr. Baumeohl, in consideration of which he is entitled to 500,000,000 shares of common stock. After December 31, 2022, the Company received an additional $375,000 from Mr. Baumeohl to which entitles him to 1,083,333,333 shares of our common stock at a share price of $0.0003.

(iv) On September 18, 2022, we granted options under the 2021 Plan to its Chief strategic affairs to purchase an aggregate of 10,000,000,000 shares of common stock exercisable at a per share exercise price of $0.0001. Of the options granted, 5,000,000,000 were immediately vested and the remaining shall vest on four annual equal instalments of 1,250,000,000 shares commencing May 15, 2023.

(v) On February 8, 2023, we entered into an investment agreement with a shareholders pursuant to which we raised $60,000 from the private placement of share of our common stock at a per share purchase price of $0.0003, and in consideration thereof we issued to the shareholder to 20,000,000 shares of Common Stock.

(vi) On February 8, 2023, we issued to the investor specified in item (v) above and a designee an aggregate of 1,440,000,000 shares of our common stock in satisfaction of a loan made by the shareholder to the Company in the principal amount of $120,000 plus interest of $24,000 of accrued interest for the 10 year loan period.

We relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) thereof and/or Regulation S promulgated by the SEC under the Act with respect to the issuance of such securities.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain aggregate information with respect to the Company’s shares of common stock that as of December 31, 2022 were issuable under its 2021 Equity Incentive Plan in effect as of December 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in first column) (3)
Equity compensation plans approved by security holders	46,900,000,000	$0.0001	3,100,000,000

Equity compensation plans not approved by security holders	—	—	—

Total	46,900,000,000	$0.0001	3,100,000,000

(1)	Represents shares of common stock issuable under our 2021 Equity Incentive Plan upon exercise of outstanding options to purchase 46,900,000,000 shares of common stock.

(2)	The weighted average remaining term for the expiration of remaining stock options is 3.24 years.

(3)	Represents shares of common stock available for future issuance under equity compensation plans.

Issuer Purchases of Equity Securities

None

Our transfer agent is Continental Stock Transfer & Trust Company, with an address at 17 Battery Place, New York, NY 10004.Their telephone number is (212) 509-4000.

Item 6 -RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the fiscal years ended December 31, 2022 and December 31, 2021 and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2022, as compared to the fiscal year ended December 31, 2021. This discussion should be read in conjunction with our consolidated financial statements for the fiscal years ended December 31, 2022 and December 31, 2021 and related notes included elsewhere in this Annual Report on Form 10-K. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains numerous forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Item 1A. Risk Factors.”

Overview

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

Acquisition of CrossMobile

As previously disclosed, WHEN completed the acquisition of a 26% equity interest in CrossMobile Sp. z o.o, a company formed under the laws of Poland (“CrossMobile”). On October 25, 2022, the Company exercised the Additional Share Purchase Option to acquire such additional shares of CrossMobile and the Company now holds approximately 51% of CrossMobile’s outstanding share capital on a fully diluted basis. In consideration for the exercise of the Additional Share Purchase Option, the Company issued to CrossMobile an additional 10,000,000 shares of the Company’s common stock.

We believe that the acquisition of CrossMobile provides an opportunity in our evolution and provides us with a strong foothold in the European market. CrossMobile is part of a limited group of licensed mobile virtual network operators (MVNO) in the EU. CrossMobile is planning to roll-out a comprehensive suite of value-added services for B2B and B2C customers in the telecom industry.

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

1 Global Telecom Services Market Size Report, 2021-2028. (2022). Retrieved 21 August 2022, from https://www.grandviewresearch.com/industry-analysis/global-telecom-services-market

2 Insights, F. (2022). With 13.4% CAGR, Global Cyber Security Market Size to Surpass USD 376.32 Billion in 2029. Retrieved 21 August 2022, from https://www.globenewswire.com/news-release/2022/06/14/2461786/0/en/With-13-4-CAGR-Global-Cyber-Security-Market-Size-to-Surpass-USD-376-32-Billion-in-2029.html

Acquisition of Instaview

On Feb. 22, 2023 we completed the acquisition of an initial 26% of Instaview Ltd. (“Instaview”), an emerging technology company in the field of AI-based image processing systems, thermal cameras, home and enterprise security, livestock tracking and control appliances plus much more.

Instaview is engaged in the field of image processing systems and thermal cameras. Over the past 18 years, Instview has provided innovative security and managing solutions in hundreds of projects in Israel and overseas.

We believe that there is synergy between Instaview and our activities and marks the beginning of the revolution of the home and enterprise security market.

Combined WHEN Product Offerings

Our product offerings are comprised of three complementary segments, namely

1.	Cyber Care, which is the long standing and core business segment of WHEN
2.	AI based image processing systems such as audio-video systems and security cameras solutions being an off-line extension of the on-line Cyber Care services entered through the acquisition of 26% shares in Instaview
3.	Mobile telecom GSM which is a new business segment, linking the off and on line business segments entered through the recent acquisition of CrossMobile

All three are targeting commercial enterprises (B2B) and individual users (B2C).

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Results of Operations

Summary of Results of Operations

	Year ended
	December 31
	2022	2021

Revenues	$91,120	$140,177
Operating Expenses
Research and development expenses	(1,390,545)	(497,121)
Selling and marketing expenses	(15,656)	-
General and administrative expenses	(8,625,959)	(4,168,689)
Operating loss	(9,941,040)	(4,525,633)
Financing income (expenses), net	15,529	(71,180)
Loss before equity in net loss of CrossMobile Sp. z o. o.	(9,925,781)	(4,596,813)
Less: Equity losses prior to consolidation	(20,594)	-
Net loss	(9,946,375)	(4,596,813)
Net loss attributable to non-controlling interests	3,977	-
Net loss attributable to the Company’s stockholders	(9,942,398)	(4,596,813)

Revenues

Our total revenue consists of sales of our products and services.

The following table discloses the breakdown of revenues and costs of revenues:

	Year Ended December 31
	2022	2021
Revenues	91,120	140,177

Operating Expenses

Our current operating expenses consist of three components - research and development expenses, selling and marketing expenses and general and administrative expenses.

Research and Development Expenses, net

We expect to continue incurring substantial expenses for the next several years as we continue to develop our product lines. We are unable, with any certainty, to estimate either the costs or the timelines in which those expenses will be incurred. The design and development activities will consume a large proportion of our current, as well as projected, resources.

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

The following table discloses the breakdown of research and development expenses:

	Year Ended December 31
	2022	2021
Salaries and related expenses	$340,054	$375,469
Share-based compensation expenses	909,637	-
Subcontractors and other development costs	37,723	33,623
Depreciation and amortization	11,689	47,630
Rent and office maintenance	54,561	20,638
Other expenses	36,881	19,761
Total	$1,390,545	$497,121

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related expenses, professional services and other expenses.

The following table discloses the breakdown of selling and marketing expenses:

	Year Ended December 31
	2022	2021
Salaries and related expenses	$322	$-
Professional services	13,815	-
Other expenses	1,519	-
Total	$15,656	$-

We expect that our selling and marketing expenses will increase as we continue to increase our selling and marketing efforts in 2023 following the acquisition of Cross Mobile and our efforts to be in the air with standard packages of Voice, SMS and Data in Poland and International Roaming and initiate cooperation with existing or build new Telecom operators.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, professional services, rent and office maintenance and other non-personnel related expenses.

The following table discloses the breakdown of general and administrative expenses:

	Year Ended December 31
	2022	2021
Salaries and related expenses	$259,587	$222,784
Share-based compensation expenses	7,969,940	3,485,830
Professional services	237,383	278,221
Rent and office maintenance	116,187	101,208
Other expenses	42,862	80,646
Total	$8,625,959	$4,168,869

Revenues

Revenues for the years ended December 31, 2022 and 2021 were $91,120 and $140,177, respectively.

Research and Development Expenses. Research and development expenses consist of salaries and related expenses, share-based compensation expenses, consulting fees, service providers’ costs and overhead expenses. Research and development expenses increased from $497,121 for the year ended December 31, 2021 to $1,390,545 in 2022. The increase resulted primarily from increase in non-cash share-based compensation expenses and in rent and maintenance costs partially offset by decrease in salaries and related expenses and depreciation costs   associated with our development activities.

Selling and Marketing Expenses. Selling and marketing expenses consist primarily of professional fees. Selling and marketing expenses for the year ended December 31, 2022 amounted to $15,656 as compare to none for the year ended December 31, 2021. The increase is primarily attributable to expenses incurred in connection with the purchase of 51% of CrossMobile, which we completed in November 2022.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses, share-based compensation expenses and other non-personnel related expenses such as legal expenses. General and administrative expenses increased from $4,168,869 for the year ended December 31, 2021 to $8,625,959 in 2022. The increase is primarily attributed to the increase in non-cash share-based compensation expenses and in salaries and related expenses partially offset by decrease in professional services and other non-personnel related expenses.

Financing Expenses, Net. Financing expenses, net increased from financing expenses of $71,180 of financing for the year ended December 31, 2021 to financing income, net of $15,529 for the year ended December 31, 2022. The decrease is mainly a result of currency exchange differences between the Dollar and the New Israeli Shekel.

Net Loss. Net loss for the year ended December 31, 2022 was $9,946,375 and is primarily attributable to increase in share based compensation expenses to our employees and services providers.

Financial Condition, Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash  requirements. At December 31, 2022 and 2021, we had current assets of $276,508 and $1,312,175, respectively, and total assets of $10,223,018 and $1,588,375 respectively. The increase in total assets is mainly due to the increase in intangible assets attributable to the purchase of 51% of the issued and outstanding shares of CrossMobile partially offset by decrease in prepaid expenses resulted from issuance of Company’s shares to service providers in 2021 as part of our CrossMobile transaction which were offset during 2022. We had current liabilities of $787,683 as compared to $764,203 as of December 31, 2022 and 2021, respectively and total liabilities of $3,948,646 as compared to $3,107,629 as of December 31, 2022 and 2021 , respectively. The increase is mainly attributed to the increase in deferred taxes attributable to the purchase of 51% of the issued and outstanding shares of CrossMobile in the transaction detailed above.

At December 31, 2022, we had a cash balance of $56,346 compared to the cash balance of $46,022 as of December 31, 2021. We have no cash equivalents.

At December 31, 2022, we had a negative working capital of $511,175 as compared with a working capital deficiency of $547,972 at December 31, 2021.

Financial Support

In November 2022, we entered into an investment agreement with George Baumeohl, our director, pursuant to which Mr. Baumeohl has agreed to support our operation by way of an equity investment of up to $3 million thorugh August 2025, as needed. The agreement provides for sales of our common stock go Mr. Baumeohl at per share purchase prices ranging between $0.0003 and $0.0005. As of the date of this report, we have received an aggregate of $475,000 from Mr. Baumeohl to which he is entitled to an aggregate of 1,666,667 shares of our common stock at a share price of $0.003.

Management believes that funds on hand, as well as the subscription proceeds that we are to receive on a periodic basis under the committed subscription agreements with our director, will enable us to fund our operations and capital expenditure requirements through the next twelve months. Our requirements for additional capital during this period will depend on many factors.

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

While our significant accounting policies are described in more detail in the notes to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Accounting for stock-based compensation:

We grant equity-based awards under share-based compensation plans. We estimate the fair value of share-based payment awards using the Black-Scholes option valuation model. This fair value is then amortized over the requisite service periods of the awards. The Black-Scholes option valuation model requires the input of subjective assumptions, including price volatility of the underlying stock, risk-free interest rate, dividend yield, and expected life of the option. Share-based compensation expense is based on awards ultimately expected to vest, and therefore is reduced by expected forfeitures. Changes in assumptions used under the Black-Scholes option valuation model could materially affect our net loss and net loss per share.

Accounting for CrossMobile business combination:

The Company reached a conclusion that the acquired set of assets held at CM does not meet the definition of a business as substantially all the fair value of the gross assets is concentrated in the license held by CM. CM is at it start up stages and has no substantial operations. The only significant asset is the license which constitute much more than 90% of the consideration paid. Based on that, the Company determined that the additional investment in CM constitute an asset acquisition in stages and resulted in obtaining control over all assets of CM and consolidating CM as of October 25, 2022.

The Company used the cost accumulation method to determine the cost of the acquisition. The Company used the carrying value of its 25% interest and did not recognize any gain or loss on the interest held at CM previously.

The consideration for the assets of CM was with shares of WHEN with fair value of $8M ($0.0004 per share) and was issued to CM and not the shareholders of CM. Hence, upon obtaining control over all the assets of CM, WHEN has gained control over it own shares held at CM. Based on the guidance in ASC 810-10-45-5 shares held by the subsidiary would not be considered outstanding and hence, 100% of the shares of WHEN held by CM are presented as treasury shares in the consolidated balance sheet, even though there are noncontrolling interests at CM.

The assets acquisition of CM resulted in 49% noncontrolling interests in CM. The Company analogized from ASC 805-30-30-1 and added the fair value of the noncontrolling interests to the consideration paid for the assets acquired.

As described above the entire consideration paid by WHEN was with its shares, issued to CM. Based on the guidance in ASC 810-10-45-5 the shares are not considered outstanding. The Company concluded that the fair value of the consideration paid to be based on the fair value of the noncontrolling interests.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during 2021 and do not anticipate entering into any off-balance sheet arrangements during the next 12 months.

Item 7A. Qualitative and Quantitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The Company’s consolidated financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1. The Company’s consolidated balance sheet as of December 31, 2022, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the year then ended have been audited by Brightman Almagor Zohar & Co., Certified Public Accountants, a Firm in the Deloitte Global Network. The Company’s consolidated balance sheet as of December 31, 2021, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the year then ended have been audited by Halperin Ilanit CPA. These financial statements have been prepared in accordance with accounting principles generally accepted in the United State of America and pursuant to Regulations S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K. The financial statements have been prepared assuming the Company will continue as a going concern.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On October 23, 2022, the Company dismissed Halperin Ilanit CPA (“Halperin”) as the Company’s independent registered public accounting firm (the “Dismissal’). Halperin had served as the Company’s independent registered public accounting firm since 2020.

The audit reports of Halperin on the consolidated financial statements of the Company for each of the fiscal years ended December 31, 2021 and December 31, 2020 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The audit reports for the years ended December 31, 2021 and December 31, 2020 contained an explanatory paragraph disclosing the uncertainty regarding the Company’s ability to continue as a going concern. None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within the timeframe since Halperin commenced auditing the Company’s financial statements and through the date hereof.

During the Company’s fiscal years ended December 31, 2021, and 2020 there were no disagreements with Halperin on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures that, if not resolved to Halperin’ satisfaction, would have caused Halperin to make reference to the subject matter of the disagreement in connection with its reports.

Appointment of Independent Registered Public Accounting Firm

On October 23, 2022, in connection with the Dismissal, the Board appointed Brightman Almagor Zohar & Co., Certified Public Accountants, a Firm in the Deloitte Global Network (“Deloitte”), as the Company’s independent registered public accounting firm for the year ending December 31, 2022.

During the two most recent fiscal years ended December 31, 2021 and December 31, 2020 and during the subsequent interim period from January 1, 2022 through October 23, 2022, neither the Company nor anyone on its behalf consulted Deloitte regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Deloitte concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement” or a “reportable event”, each as defined in Regulation S-K Item 304(a)(1)(iv) and 304(a)(1)(v), respectively.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Management of the Company, with the participation of the Interim Chief Executive Officer and Directors, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) pursuant to Rule 13a-15 under the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management, including the Interim Chief Executive Officer and the Company’s Board of Directors, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Interim Chief Executive Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2022 for the reasons discussed below.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Set forth below are the names, ages, position with the Company and business experiences of the executive officers and directors of the Company.

Name	Age	Position(s) with Company

Giora Rozensweig	50	Chief Executive Officer
Maj (Ret) Danny Yatom	78	President
Tom Tromer	57	CEO of CrossMobile
Gaya Rozensweig	42	Director
George Baumoehl	57	Director

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

Maj. Gen. (Ret.) Yatom, age 77 has over 40 years of experience in top intelligence and security leadership roles, including as the Director of Mossad, the national intelligence and special operations agency of Israel and one of the world’s leading intelligence secret and operations agencies. From 1999 to 2001, he served as Chief of Staff for Security and Policy to Prime Minister Ehud Barak. He also served in various positions in the Israeli security forces and government, including head of the Israeli Defense Forces’ Planning Directorate, commander of the Central Command, and military secretary to defense ministers Moshe Arens and Yitzhak Rabin and prime ministers Yitzhak Rabin and Shimon Peres. He holds Bachelor of Science degree in Physics, Mathematics and Computer Science from the Hebrew University in Jerusalem and Master of Arts degree in the Middle Eastern studies from Tel Aviv University

Tom Tromer has 30 years of Executive experience from North America, Scandinavia, Central and Eastern Europe in building and implementing strategies among others, IT solution for e.g. food security programs, international and domestic quality measurement solutions for Postal operators, commercial RE with a investment portfolio exceeding EUR 300mio. He communicates very well in English, German, Danish and Polish. He actively supports all processes, including sales and service, fully understanding the rules of proper and smooth operation of business. Mr. Tom Tromer hold a Master Degree in Political Science from Aarhus University in Denmark and MBA in Economics from Warsaw University of Life Science (Poland).

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have not filed the required reports in a timely manner during the fiscal year ended December 31, 2022.

Item 11. Executive Compensation.

The following table sets forth certain compensation information for: (i) our principal executive officer or other individual serving in a similar capacity during our fiscal year ended December 31, 2022, (ii) our two most highly compensated executive officers other than our principal executive officers who were serving as executive officers at December 31, 2022 whose compensation exceed $100,000 and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2021. Compensation information is shown for the fiscal years ended December 31, 2022 and 2020:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)		Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Giora Rozensweig	2022	153,337	-	-	651,002	[2]	-	-	-	804,339
	2021	139,086	-	-	-		-	-	-	139,086
Gaya Rozensweig	2022	130,490	-	-	-		-	-	-	130,490
	2021	83,025	-	-	-		-	-	-	83,025
Danny Yatom	2022	-	-	-	1,634,772	[3]	-	-	-	1,634,772
	2021	-	-	-	1,838,930	[3]	-	-	-	1,838,930
Tom Tromer	2022		-	-	1,203,723	[4]	-	-	-	1,203,723
	2021	-	-	-	900,000		-	-	-	900,000

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

2. Represents compensation expense recorded by the Company in respect of the options for 5,000,000,000 shares granted in May 2022.

3. Represents compensation expense recorded by the Company in respect of the options for 6,000,000,000 shares granted in June 2021 in respect of advisory board services.

4. Represents compensation expense recorded by the Company in respect of the options for 6,000,000,000 shares granted in May 2022 in respect of advisory board services.

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

Other than as provided above, Mr. Tromer does not have any other compensatory arrangement with either CorssMobile or WHEN.

Termination of Employment and Change of Control Arrangement

Under each of the Giora Employment Agreement and the Gaya Employment Agreement, in the event that the Company terminates the agreement for reasons other than cause , then the employee isentitled to two years of salary payments.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2022

The following table sets forth information concerning equity awards held by each of our Named Executive Officers as of December 31, 2022.

Name	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Securities Underlying RSUs (#) Unvested
Danny Yatom	-	6,000,000,000	$0.0001	6/26/31	—
Giora Rozensweig	-	5,000,000,000	$0.0001	5/14/31	—

There were no outstanding equity awards at December 31, 2022 to our named executive officers.

Compensation of Directors

We have no standard arrangements for compensating our board of directors for their attendance at meetings of the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of shares of our common and preferred stock owned beneficially as of April 17, 2022 by: (i) our directors and executive officer; and (ii) each person or group of persons known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

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

Name of Beneficial Owner	COMMON STOCK		% of class (Common Stock) (1)	SERIES A PREFERRED STOCK (6)	% of class (Series A Preferred)
Officers and Directors
Giora Rozensweig, Interim Chief Executive Officer	1,250,000	(2)	*	—	—	—	—

Gaya Rozensweig, Director	27,383,333,333	(3)	5.29%	2,500,000	50%	—	—

George Baumeohl, Director	20,183,333,334	(3)	3.90%	2,500,000	50%	—	—

Danny Yatom, President	4,343,750,000	(4)	*	—	—	—	—

Tom Tromer	4,625,000,000	(5)	*	—	—	—	—

5% or More Shareholders
UCG, Inc. (3)	387,000,000,000		74.72%

Total Held by Officers and Directors of Each Class(5 persons)	57,785,416,667		10.97%	5,000,000	100%	—	—

* Less than 1%

1.	Based on 517,942,741,330 shares of Common Stock outstanding as of April 17, 2023.

2.	Represents shares issuable upon vested options or options scheduled to vest in the next 60 days. Gaya Rozensweig is the spouse of Giora Rozensweig. While the shares of Common Stock are held as of record by Gaya Rozensweig, both persons may be deemed to control the voting and disposition of these shares.

3.	The sole shareholders and directors of UCG, Inc. are Gaya Rozensweig and George Baumeohl and, as such, they may be deemed to beneficially own these shares. The address of UCG Inc. is 1825 NW Corporate Blvd. Suite 110, Boca Raton, Florida 33431.

4.	Represents shares issuable upon vested options or options scheduled to vest in the next 60 days.

5.	Comprised of 1,500,000,000 shares of common stock and vested options or options scheduled to vest in the next 60 days for an additional 3,125,000,000 shares of common stock

6.	The Series A Preferred Stock were issued in August 2019 to each of Gaya Rozensweig and George Baumeohl. The Series A Preferred Stock is authorized to vote with the Common Stock in all stockholder meetings that the Common Stock may vote and each share has voting power equal to 10,000 votes per share.

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

Item 14. Principal Accounting Fees and Services.

The following table shows the fees that were billed for the audit and other services. In October 2022 Brightman Almagor Zohar & Co., Certified Public Accountants, a Firm in the Deloitte Global Network (“Deloitte”) was appointed as the Company’s auditors. Prior to that time, Halperin Ilanit CPA (“Halperin”) served as the Company’s auditors (since May 2020). The amounts for the years ended December 31, 2022 reflect amounts paid to Deloitte and Halperin and 2021 reflects amounts paid to Halperin.

	2022	2021
Audit Fees	$130,000	$27,500
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$130,000	27,500

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

	3.	Exhibits

The following exhibits are filed or “furnished” herewith:

Exhibit No	Description
2.1	Agreement and Plan of Merger (the “Merger Agreement”) among World Health Energy Holding, Inc., R2GA, Inc., a Delaware corporation and a wholly owned subsidiary of the Company, UCG, Inc., a Florida corporation, SG 77 Inc., a Delaware corporation and wholly-owned subsidiary of Seller, and RNA Ltd., an Israeli company and a wholly owned subsidiary of SG. (incorporated from the Current Report on Form 8-K filed on April 30, 2020)

3.1	Articles of Incorporation, as amended (incorporated from Form 10Sb filed on July 23, 1999)

3.2	Amended and Restated Bylaws (incorporated from Form 10Sb filed on July 23, 1999)

4.1	Description of Registrant’s securities

10.1	Personal Employment Agreement with Giora Rozensweig (incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed on November 23, 2020)

10.2	Personal Employment Agreement with Gaya Rozensweig (incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed on November 23, 2020)

10.3	Setoff Agreement dated as of December 31, 2020 among World Health Energy Holding, Inc., SG 77 Inc., RNA Ltd., Giora Rozensweig, Gaya Rozensweig and George Baumoehl (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2021 filed on April 15, 2021)

10.4	Irrevocable License and Royalty Agreement dated as of December 31, 2020 between Giora Rozensweig and SG 77 Inc. (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2021 filed on April 15, 2021)

21.1	Subsidiaries of the Registrant

31	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (and principal and accounting officer).*

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.*

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD HEALTH ENERGY HOLDINGS, INC.
(Registrant)

By:	/s/ Giora Rozensweig
Giora Rozensweig
Interim Chief Executive Officer

Date:	April 17, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Giora Rozensweig	CEO	April 17, 2023
Giora Rozensweig

/s/ Danny Yatom	President	April 17, 2023
Danny Yatom

/s/ Gaya Rozensweig	Director	April 17, 2023
Gaya Rozensweig

/s/ George Baumoehl	Director	April 17, 2023
George Baumoehl

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022

WORLD HEALTH ENERGY HOLDINGS, INC .

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022

IN U.S. DOLLARS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of World Health Energy Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of World Health Energy Holdings, Inc. (the “Company”) as of December 31, 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Share-Based Compensation – Stock Options — Refer to Note 11 to the financial statements

Critical Audit Matter Description

The Company issues various types of equity awards, including stock options. During the year ended December 31, 2022, the Company issued stock options for 51,300 million shares and recorded stock option related compensation expense of $8.7 million. The Company estimated the fair value of these stock options granted using the Black-Scholes option pricing model. The Black-Scholes option pricing model required the Company to make a number of assumptions, of which the most significant are expected stock price volatility and the expected option term. Expected stock price volatility was calculated based upon actual historical stock price movements over the period equal to the expected option term, which was calculated using the simplified method.

Auditing the Company’s accounting for stock options required auditor judgment due to the subjectivity of assumptions of which the most significant are expected stock price volatility and the expected option term (the time from the grant date until the options are exercised or expire) used to estimate the fair value of stock options granted using the Black-Scholes options pricing model.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the stock-based compensation included the following, among others:

●	We assessed the accuracy and completeness of the stock options granted during the year by reading the relevant Board of Directors minutes and grant documents.

●	We assessed the use of the Black-Scholes options pricing model for the stock options granted as to whether the method used for determining fair value was applied consistently with the valuation of similar grants in prior periods.

●	We evaluated the significant assumptions used by management to calculate the fair value of stock options granted. Such evaluation included independent calculation of the expected stock price volatility based upon actual historical stock price movements over the period equal to the expected option term and independent calculation of the stock option term using the simplified method.

●	We developed an independent estimate of the fair value for stock options granted during the year and compared our estimate of fair value to the fair value used by management.

Determine the Transaction as an Asset Acquisition and Evaluate the Acquired Assets Value - Asset Acquisition of CrossMobile – Refer to Notes 1.C and 8 to the financial statements

Critical Audit Matter Description

The Company’s increase in its holding in CrossMobile Sp.z o.o. (CrossMobile) from 26% to 51% was determined to be an asset acquisition and resulted in obtaining control over all assets of CrossMobile. The Company used the cost accumulation method to determine the cost of the acquisition together with the carrying value of its initial interest, totaling $9.7 million, and did not recognize any gain or loss on the 26% interest held at CrossMobile previously.

Auditing the Company’s determination of the transaction as an asset acquisition and evaluating the acquired assets value required auditor judgment in assessing and concluding the appropriateness of management determination that the transaction is not a business combination but rather an asset acquisition as well as determining the cost of the acquisition to be recorded as the acquired asset value.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the determination the CrossMobile transaction as an asset acquisition and evaluating the acquired assets value included the following, among others:

●	We read the investment agreements to identify and assess the relevant terms and conditions to evaluate the appropriateness of the management’s accounting treatment.

●	We evaluated the appropriateness of management’s determination that the transaction is an asset acquisition by assessing the reasonableness of the qualitative and quantitative considerations utilized in determining that the assets acquired and liabilities assumed do not constitute a business (does not have inputs, processes and outputs) and by evaluating if the fair value of the assets and liabilities acquired is concentrated in a single identifiable asset by comparing it to evidence obtained about CrossMobile.

●	We evaluated management’s determination of the acquired assets value by assessing the appropriateness of the cost accumulation method used by management and by evaluating the appropriateness of management’s conclusion that the fair value of the consideration paid will be based on the fair value of the noncontrolling interests and transaction costs.

/s/ Brightman Almagor Zohar & Co.
Certified Public Accountants
A Firm in the Deloitte Global Network

Tel Aviv, Israel
April 17, 2023

We have served as the Company’s auditors since 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

WORLD HEALTH ENERGY HOLDING, INC.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of World Health Energy Holding, Inc. (the “Company”) as of December 31, 2021, the related statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the year in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1D to the financial statements as of December 31, 2021, the Company has not yet generated material revenues from its operations to fund its activities and is therefore dependent upon external sources for financing its operations. As of December 31, 2021, the Company has incurred accumulated deficit of $6,093 thousands and negative operating cash flows. These factor among others, as discussed in Note 1D to the financial statements as of December 31, 2021 raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1D to the financial statements as of December 31, 2021. The financial statements do not include any adjustments that might result from the outcome of’ these uncertainties.

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

/s/ Halperin Ilanit.
Certified Public Accountants (Isr.)

Tel Aviv, Israel
April 14, 2022
We have served as the Company’s auditor since 2020 till 2022

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars)

	December 31,	December 31,
	2022	2021
Assets
Current Assets
Cash and cash equivalents	56,346	46,022
Accounts receivable, net	23,362	10,022
Prepaid share-based payment to service providers	55,556	1,188,291
Other current assets (Note 3)	141,244	67,840
Total Current assets	276,508	1,312,175

Right of use asset under operating lease (Note 6)	166,882	201,518
Long term prepaid expenses	23,679	25,723
Property and equipment, net (Note 4)	43,167	27,777
Funds in respect of employee rights upon termination	28,824	21,182
Intangible assets (Note 10)	9,693,958	-

Total assets	10,233,018	1,588,375

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	107,979	80,059
Short term operating lease liability (Note 6)	57,971	45,756
Other current liabilities (Note 5)	621,733	638,388
Total Current Liabilities	787,683	764,203
Non-current Liabilities
Liability for employee rights upon retirement	180,066	157,860
Long term loan from parent company	2,012,339	2,012,339
Long term operating lease liability (Note 6)	96,102	173,227
Deferred tax liability	872,456	-
Total non-current liabilities	3,160,963	2,343,426

Total liabilities	3,948,646	3,107,629
Stockholders’ Deficit (Note 10)
Preferred stock, par $0.0007, 10,000,000 shares authorized, 5,000,000 shares issued and outstanding as of December 31, 2022, and December 31, 2021.	3,500	3,500
Common stock, par $0.00001, 750,000,000,000 shares authorized as of December 31, 2022 and December 31, 2021. 516,302,741,330 and 488,499,407,996 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively.	67,117,718	66,839,685
Additional paid-in capital	(40,614,231)	(62,263,494)
Treasury stock at cost – 20,000,000,000 shares	(8,000,000)	-
Accumulated other comprehensive income (loss)	(2,611)	(5,495)
Accumulated deficit	(16,035,848)	(6,093,450)
Total Company’s stockholders’ equity (deficit)	2,468,528	(1,519,254)
Non-controlling interests	3,815,844	-
Total stockholders’ equity (deficit)	6,284,372	(1,519,254)
Total liabilities and stockholders’ equity (deficit)	10,233,018	1,588,375

The accompanying notes are an integral part of the consolidated financial statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(U.S. dollars except share and per share data)

	Year ended
	December 31
	2022	2021

Revenues	91,120	140,177

Research and development expenses (Note 12)	(1,390,545)	(497,121)
Selling and marketing expenses	(15,656)	-
General and administrative expenses (Note 13)	(8,625,959)	(4,168,689)
Operating loss	(9,941,040)	(4,525,633)
Financing income (expenses), net	15,259	(71,180)
Loss before equity in net loss of CrossMobile Sp. z o. o.	(9,925,781)	(4,596,813)
Less: Equity in net loss of CrossMobile Sp. z o. o.	(20,594)	-
Net loss	(9,946,375)	(4,596,813)
Net loss attributable to non-controlling interests	3,977	-
Net loss attributable to the Company’s stockholders	(9,942,398)	(4,596,813)

Basic and diluted net loss per share	(0.00)	(0.00)

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	497,734,439,960	120,832,640,873

Comprehensive loss:
Net loss	(9,946,375)	(4,596,813)
Other comprehensive income - Foreign currency translation adjustments	5,644	-
Comprehensive loss	(9,940,731)	(4,596,813)
Net loss attributable to non-controlling interests	3,977
Other comprehensive income to attributable to non-controlling interests	(2,760)	-
Comprehensive loss attributable to the Company’s stockholders	(9,939,514)	(4,596,813)

The accompanying notes are an integral part of the consolidated financial statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(U.S. dollars, except share and per share data)

	Preferred Stock, $0.0007, Par Value		Preferred Stock B, $0.0007, Par Value		Common Stock, $0.00001, Par Value		Additional		Foreign currency		Total Company’s	Non-	Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	paid-in capital	Treasury shares	translation adjustments	Accumulated deficit	stockholders equity (deficit)	Controlling Interest	stockholders’ equity (deficit)

BALANCE AT DECEMBER 31, 2020	5,000,000	3,500	3,870,000	2,709	89,789,407,996	62,852,585	(63,339,224)		(5,495)	(1,496,637)	(1,982,562)	-	(1,982,562)
CHANGES DURING THE YEAR ENDED DECEMBER 31, 2021:
Issuance of shares (Note 10)	-	-	-	-	3,860,000,000	38,600	347,400		-	-	386,000	-	386,000
Issuance of shares in exchange for services (Note 10)	-	-	-	-	6,350,000,000	63,500	1,626,500		-	-	1,690,000	-	1,690,000
Share based payment to services providers (Note 11)	-	-	-	-	-	-	2,084,121		-	-	2,084,121	-	2,084,121
Conversion preferred stock to common stock (Note 10)	-	-	(3,870,000)	(2,709)	387,000,000,000	3,870,000	(3,867,291)		-	-	-	-	-
Issuance of shares in respect of purchase of investee (Note 10)	-	-	-	-	1,500,000,000	15,000	885,000		-	-	900,000	-	900,000
Net loss	-	-	-	-	-	-	-		-	(4,596,813)	(4,596,813)	-	(4,596,813)
BALANCE AT DECEMBER 31, 2021	5,000,000	3,500	-	-	488,499,407,996	66,839,685	(62,263,494)		(5,495)	(6,093,450)	(1,519,254)	-	(1,519,254)
CHANGES DURING THE YEAR ENDED DECEMBER 31, 2022:
Issuance of shares (Note 10)	-	-	-	-	7,773,333,334	77,733	866,267	-	-	-	944,000	-	944,000
Issuance of shares in exchange for services (Note 10)	-	-	-	-	30,000,000	300	287,874	-	-	-	288,174	-	288,174
Share-based payment to employees and services providers (Note 11)	-	-	-	-	-	-	8,741,403	-	-	-	8,741,403	-	8,741,403
Issuance of shares for CrossMobile Sp. z o.o.	-	-	-	-	20,000,000,000	200,000	11,753,719	(8,000,000)	-	-	3,953,719	3,817,061	7,770,780
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	2,884	-	2,884	2,760	5,644
Net loss	-	-	-	-	-	-				(9,942,398)	(9,942,398)	(3,977)	(9,946,375)
BALANCE AT DECEMBER 31, 2022	5,000,000	3,500	-	-	516,302,741,330	67,117,718	(40,614,231)	(8,000,000)	(2,611)	(16,035,848)	2,468,528	3,815,844	6,284,372

The accompanying notes are an integral part of the consolidated financial statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars except share and per share data)

	Year ended
	December 31
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(9,946,375)	(4,596,813)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	11,433	58,046
Share-based compensation expense (Notes 10, 11)	9,029,577	3,485,830
Decrease in ROU assets	34,634	29,763
Increase (decrease) in operating lease liability	(64,910)	-
Changes in assets and liabilities net of effects from purchase of CrossMobile Sp. z o.o
Increase (decrease) in liability for employee rights upon retirement	22,206	53,010
Decrease (increase) in accounts receivable	(13,340)	(4,936)
Decrease (increase) in other current assets	(28,178)	(19,317)
Increase (decrease) in accounts payable	27,921	53,775
Increase (decrease) in other accounts liabilities	(16,655)	141,514
Net cash used in operating activities	(943,687)	(799,128)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans granted to related parties	(43,180)	(7,186)
Increase in asset for employee rights upon retirement	(7,642)	(21,182)
Purchase of property and equipment	(26,823)	(8,931)
Cash provided by purchased of subsidiary consolidated for the first time	87,656	-
Net cash used in investing activities	10,011	(37,299)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of lease liability	-	(63,134)
Issuance of common stock, net of issuance costs	944,000	386,000
Loan received from parent company	-	199,634
Net cash provided by financing activities	944,000	522,500

INCREASE IN CASH AND CASH EQUIVALENTS	10,324	(313,927)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	46,022	359,949

CASH AND CASH EQUIVALENTS AT END OF PERIOD	56,346	46,022

Supplemental disclosure of cash flow information:
Non cash transaction:
Issuance of shares for future services	-	-
Initial recognition of operating lease right-of-use	-	242,906
Prepaid expenses for service providers in Company’s shares	-	1,188,291
Cash used in purchased of subsidiary consolidated for the first time:
Net assets acquired	(9,158)
Intangible assets acquired	8,704,947
Consideration in shares	(8,000,000)
Deferred tax liability	(783,445)
Net cash provided by purchase of subsidiary consolidated for the first time	87,656

The accompanying notes are an integral part of the consolidated financial statement

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

A.	Operations

World Health Energy Holdings, Inc. (the “Company” or “WHEN”) was formed on May 21, 1986 under the laws of the State of Delaware. The Company has invested in a variety of internally developed software programs that it strove to commercialize.

UCG, INC. (the “UCG”) was incorporated on September 13, 2017, under the laws of the State of Florida. The Company wholly-owns the issued and outstanding shares of RNA Ltd. (“RNA”).

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

On April 27, 2020, the Company completed a reverse triangular merger pursuant to the Agreement and Plan of Merger (“Merger Agreement”) among the Company, R2GA, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Sub”), UCG, SG, and RNA. Under the terms of the Merger Agreement, R2GA merged with SG, with SG as the surviving corporation and a wholly-owned subsidiary of the Company (“Merger”). The Merger was effective as of April 27, 2020, whereby SG became a direct and wholly owned subsidiary of the Company and RNA became an indirect wholly owned subsidiary of the Company.

As consideration for the Merger, the Company issued 3,870,000 Series B Convertible Preferred Stock, par value $0.0007 per share, (the “Series B Preferred Shares”) to UCG. Each share of the Series B Preferred Shares will automatically convert into 100,000 shares of common stock, par value $0.0007, for an aggregate amount of 387,000,000,000 shares of common stock, upon the filing with the Secretary of State of Delaware of an amendment to the Company’s certificate of incorporation increasing the number of authorized shares of common stock that the Company is authorized to issue from time to time.

On October 7,2021, and following the approval by the stockholders, the Company increase its authorized shares to 750,000,000,000 (from 110,000,000,000 shares) and changed the par value of the common stock to $0.00001 (from $0.0007) (see Note 10).

Following the effectiveness of the Amendment referred to above, on December 3, 2021, the Company issued 387,000,000,000 shares of common stock to UCG upon the automatic conversion of all 3,870,000 outstanding Series B Preferred Shares issued in April 2020 in connection with the acquisition of RNA, Ltd. from UCG, Inc.

The SG Merger was accounted for as a reverse acquisition in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Under this method of accounting, SG was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the facts that, immediately following the Merger: (i) SG’s stockholders owned a substantial majority of the voting rights in the combined company, (ii) SG designated a majority of the members of the initial board of directors of the combined company, and (iii) SG’s senior management holds all key positions in the senior management of the combined company. As a result of the a reverse acquisition transaction, the shareholders of SG received the largest ownership interest in the Company, and SG was determined to be the “accounting acquirer” in the a reverse acquisition transaction.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL (continue)

As a result, the historical financial statements of the Company were replaced with the historical financial statements of SG. The number of shares prior to the reverse acquisition have been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the reverse acquisition.

C.	CrossMobile Transaction

On March 22, 2022, the Company, CrossMobile Sp. z o.o, a company formed under the laws of Poland (“CrossMobile”) and the shareholders of CrossMobile (of which Mr. Giora Rosenzweig, held 40.67% and Mr. George Baumeohl held 3.33% of the issued preferred share capital of CrossMobile) entered into an Investment Agreement (“CrossMobile Agreement”) pursuant to which the Company is to purchase 26% of the outstanding common share capital of CrossMobile on a fully diluted basis, in consideration of the issuance by the Company to CrossMobile of 10,000,000,000 restricted shares of the Company’s common stock (the “Initial Investment”).

On July 13, 2022, the Company issued 10,000,000,000 common shares to Crossmobile.

CrossMobile is a licensed mobile virtual network operator in Poland, providing the necessary licenses and key infrastructure in the EU. With its involvement in CrossMobile, the Company expects to provide advanced cybersecurity solutions and other next-generation value-added services to CrossMobile’s future product offerings.

In addition, under the CrossMobile Agreement, the Company has the option, through January 22, 2024, to purchase additional shares of CrossMobile (“Additional Share Purchase Option”) such that following the additional purchase, the Company shall hold approximately 51% of CrossMobile’s outstanding share capital on a fully diluted basis. In the event the Company shall choose to exercise the option, the Company shall issue such number of restricted shares of common stock of the Company calculated based on pre-money valuation of CrossMobile as determined by an independent appraiser agreed between the Company and CrossMobile.

On October 25, 2022, the Company exercised the Additional Share Purchase Option and as a result the Company holds approximately 51% of CrossMobile’s outstanding share capital on a fully diluted basis. In consideration for the exercise of the Additional Share Purchase Option, the Company issued 10,000,000,000 common stock on November 28, 2022 to Crossmobile.

The Company, collectively with SG, RNA and CrossMobile are hereunder referred to as the “Group”.

D.	Board and Shareholder Authority for Reverse Stock Split

On June 21, 2021, Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation (“Reverse Stock Split Certificate of Amendment”) in order to effect a reverse stock split of the Company’s common stock pursuant to a range of between 1,000-to-1 and 15,000-to-1 (the “Reverse Stock Split”), when and as determined by the Company’s Board of Directors. Pursuant to the Reverse Stock Split, each one thousand or fifteen thousand shares of common stock, or any other figure within that range, as shall be determined by the Board of Directors at a later time, will be automatically converted, without any further action by the stockholders, into one share of common stock. The Reverse Stock Split Certificate of Amendment will be effective upon receipt of approval from the Financial Industry Regulatory Authority (“FINRA”) for the Reverse Stock Split and the filing with the Secretary of the State of Delaware. As of the date of this report, the Board of Directors has not determined any particular range for the Reverse Stock Split and no application has been presented to FINRA.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL (continue)

E.	Liquidity

Since inception, the Company has incurred losses and negative cash flows from operations. The Company has financed its operations mainly through fundraising from various investors.

The Group and a Company director have entered into an investment agreement where the director has committed through August 2025 to invest up to $3,000,000 as needed by the Company though the purchase of shares of the Company’s common stock.

Based on the projected cash flows with the binding term sheet investment agreement signed on November 1, 2022, which was subsequently replaced and superseded in April 2023 by a binding investment agreement (see Note 10), management is of the opinion that its existing cash will be sufficient to meet its obligations for a period which is longer than 12 months from the date of the approval of these consolidated financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation

The consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) applied on a consistent basis. (US GAAP).

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Intercompany balances and transactions have been eliminated upon consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Functional currency and foreign currency translation and transactions

The functional currency of the Company is the US dollar since it is the currency of the primary economic environment in which the Company operates and expects to continue to operate in the foreseeable future.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net loss for the year ended As of December 31, 2022 and 2021.

Cash and cash equivalents

Cash and cash equivalents includes cash in hand and short-term highly liquid investments that are readily convertible to cash with maturities of three months or less as of the date acquired and that are exposed to insignificant risk of change in value.

Equity method investments

The Company accounts for investments for which it does not have a controlling interest in accordance with ASC 323, Investments – Equity Method and Joint Ventures. The Company recognizes its pro-rata share of income and losses in the investment in “Loss from equity method investment” on the consolidated statement of operations and comprehensive loss, with a corresponding change to the investment in equity method investment in the consolidated balance sheet until such investment is reduced to zero.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (cont.)

Property, plant and equipment, net

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. When an asset is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition is reflected in the Statements of Operations and Comprehensive Loss.

The annual depreciation rates are as follows:

%
Computers and software	33
Furniture and office equipment	15 – 6

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

Leases

At the inception of an arrangement, the Company determines whether an arrangement is or contains a lease based on the facts and circumstances present in the arrangement. An arrangement is or contains a lease if the arrangement conveys the right to control the use of an identified asset for a period of time in exchange for consideration.

Arrangements that are determined to be leases at inception are recognized in long-term ROU assets and short and long-term lease liabilities in the consolidated balance sheet at lease commencement. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term at the commencement date. As most of our leases do not provide an implicit rate, the Company applies its incremental borrowing rate based on the economic environment at commencement date in determine the present value of future payments. Lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company has elected not to recognize on the balance sheet leases with terms of 12 months or less.

Intangible assets

The Company accounts for intangible assets in accordance with ASC 350 “Intangibles-Goodwill and Other”. Intangible assets include the values assigned to the intangible assets at the time of acquisition.

Impairment of intangible assets

The Company reviews intangible assets on a periodic basis, as well as when such review is required based upon relevant circumstances, to determine whether events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, considering the undiscounted cash flows expected from them. If applicable, the Company recognizes an impairment loss based upon the difference between the carrying amount and the fair value of such assets, in accordance with ASC 360-10 “Property, Plant and Equipment”. As of December 31, 2022, the Company concluded there was no impairment to its intangible assets.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (cont.)

Stock-based compensation

In accordance with ASC 718-10 the Company estimates the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations. The Company recognizes compensation expense for the value of non-employee awards, which have graded vesting, based on the straight-line method over the requisite service period of each award.

The Company estimates the fair value of stock options granted using a Black-Scholes options pricing model. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility and the expected option term. Expected volatility was calculated based upon actual historical stock price movements over the period, equal to the expected option term, which was calculated using the simplified method. The Company has historically not paid dividends and has no foreseeable plans to issue dividends. The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bonds with an equivalent term.

The Company accounts for grants issued to non-employees using the guidance of ASU No. 2018-07 “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” which expand the scope of Topic 718, Compensation - Stock Compensation to include share-based payments issued to nonemployees for goods or services.

Income taxes

The Group accounts for income taxes in accordance with ASC Topic 740-10, “Accounting for Income Taxes”. Accordingly, deferred income taxes are determined utilizing the asset and liability method based on the estimated future tax effects on the differences between the financial accounting and the tax bases of assets and liabilities under the applicable tax law. Deferred tax balances are computed using the enacted tax rates expected to be in effect when these differences reverse. Valuation allowances in respect of deferred tax assets are provided for, if necessary, to reduce deferred tax assets to amounts more likely than not to be realized.

Liability for employee rights upon retirement

Under Israeli law and labor agreements, RNA is required to make severance payments to retired or dismissed employees and to employees leaving employment in certain other circumstances. In respect of the liability to the employees, individual insurance policies are purchased, and deposits are made with recognized severance pay funds. The liability for severance pay is calculated on the basis of the latest salary paid to each employee multiplied by the number of years of employment. Employees are entitled to one month’s salary for each year of employment, or a portion thereof. The liability is covered by the amounts deposited including accumulated income thereon as well as by the unfunded provision. Such liability is removed, either upon termination of employment or retirement.

According to Section 14 to the Severance Pay Law (“Section 14”) the payment of monthly deposits by a company into recognized severance pay funds or insurance policies releases it from any additional severance obligation to the employees that have entered into agreements with the company pursuant to such Section 14. RNA has entered into agreements with some of its employees in order to implement Section 14. Therefore, the payment of monthly deposits by RNA into recognized severance pay funds or insurance policies releases it from any additional severance obligation to those employees that have entered into such agreements and therefore RNA incurs no additional liability since that date with respect to such employees. Amounts accumulated in the severance pay funds or insurance policies pursuant to Section 14 are not supervised or administrated by RNA and therefore neither such amounts nor the corresponding accrual are reflected in the balance sheets.

Severance expenses for the years ended December 31, 2022, and 2021 amounted to $33,662 and $20,787, respectively.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (cont.)

Revenue recognition

The Company’s revenues are generated principally from providing cybersecurity technology services. The Group’s sales are achieved through the effort of its direct sales and business development force.

The Group follows ASC 606 “Revenue from Contracts with Customers“ and recognizes revenue when it satisfies performance obligations under the terms of its contracts with customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

Costs of Revenue

Cost of revenue includes immaterial payroll expenses to support the Company’s performance obligation and therefore was not separately disclosed on the Company’s consolidated statements of operations and comprehensive loss.

Research and development expenses

Research and development expenses are charged to operations as incurred.

Basic and diluted loss per common share

Basic net loss per share is computed based on the weighted average number of shares outstanding during each year. Diluted net loss per share is computed based on the weighted average number of common shares outstanding during each year, plus the dilutive potential of the common stock considered outstanding during the year, in accordance with ASC 260-10 “Earnings per Share”.

All outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share for the years ended December 31, 2022 and December 31, 2021, since all such securities have an anti-dilutive effect.

Accounts receivables

Accounts receivable are stated at their net realizable value. Accounts receivable are presented on the consolidated balance sheet net of an allowance for doubtful accounts, which is established based on reviews of the accounts receivable aging, an assessment of the customer’s history and current creditworthiness, and the probability of collection. Accounts are written off when it is determined that collection of the outstanding balance is no longer probable. As of December 31, 2022, and 2021, an allowance for doubtful accounts in the amount of $28,882 and $37,985, respectively, is reflected in net accounts receivable. The Group does not have any off-balance-sheet credit exposure related to its customers.

Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. As of December 31, 2022, the Company didn’t record any loss contingencies.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current financial statement presentation.

Recent accounting pronouncements

The Company evaluates the applicability and impact of all Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board. ASUs that became effective in 2022 or those issued but not yet effective, are either not applicable for the Company or are expected to have no material impact on the Company’s consolidated financial statement.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars except share and per share data)

NOTE 3 – OTHER CURRENT ASSTES

	December 31,
	2022	2021
Due from related parties	50,253	7,185
Government institutions	26,135	7,010
Other receivable	64,856	53,645
	141,244	67,840

NOTE 4 – PROPERTY AND EQUIPMENT, NET

	December 31,
	2022	2021
Computers	89,111	70,475
Furniture and office equipment	24,641	16,454
	113,752	86,929
Less - accumulated depreciation	(70,585)	(59,152)
Total property and equipment, net	43,167	27,777

For the years ended December 31, 2022 and 2021, depreciation was US$11,433 and US$58,046, respectively.

NOTE 5 –OTHER CURRENT LIABILITIES

	December 31,
	2022	2021
Employees and related institutions	252,538	261,455
Accrued expenses and other liabilities	220,215	249,333
Deferred revenues	4,980	7,600
Loan to a shareholder	144,000	120,000
	621,733	638,388

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars except share and per share data)

NOTE 6 – LEASES

On December 16, 2020, the Company signed a lease agreement effective on January 1, 2021 for office space in Herzliya, Israel for a period of 4 years with monthly payments of approximately $5,500 (NIS 17,000) and an option to extend the agreement for an additional 1 year with monthly payments of approximately $5,900 (NIS 18,275).

Leases recorded on the balance sheet consist of the following:

	December 31,
	2022	2021

Operating leases:
Assets
Right of use asset under operating lease	166,882	201,518

Liabilities
Short term operating lease liability	57,971	45,756
Long term operating lease liability	96,102	173,227

Weighted average remaining lease term (in years)	3	4

Weighted average discount rate	10%	10%

The components of operating lease expense were as follows:

	Year ended December 31,
	2022	2021

Operating lease costs	69,689	63,134
Short-term lease cost	-	6,709
Total operating lease cost	69,689	69,843

Right of use assets obtained in exchange for new operating lease liability during 2022 were $0 and in 2021 were $160,402. The Company paid $60,755 for its operating leases for the year ended December 31, 2022, and $63,172 million for the year ended December 31, 2021, which are included in operating cash flows on the consolidated statements of cash flows.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars except share and per share data)

NOTE 6 – LEASES (continue)

Maturity of operating lease payments as of December 31, 2022 are summarized as follows:

2023	57,971
2024	57,971
2025	67,150
Total future lease payments	183,092
Less: imputed interest	(29,019)
Operating lease liabilities	154,073

NOTE 7 - EQUITY METHOD INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company applies the equity method to investments when its ability to exercise significant influence over the operational decision-making authority and financial policies of the investee. During the year ended December 31, 2022, the Company accounted for its 26% investments in CrossMobile as equity method investment from July 13, 2022 until October 25, 2022, the day the Company increased its holdings in CrossMobile to 51% and began consolidating its financial statements.

The following tables summarize the carrying amounts, including changes therein, of our equity method investment in CrossMobile during the period:

CrossMobile

Opening balance	$-
Initial investment- 10,000,000,000 common shares	4,000,000
Loss from equity method investments	(20,594)
Balance at October 25, 2022 – Date of consolidation	$3,979,406

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars except share and per share data)

NOTE 8 - ASSET ACQUISITION OF CROSSMOBILE

On October 25, 2022, the Company exercised the Additional Share Purchase Option (see Note 1C) and acquired the additional 25% shares of CrossMobile such that following the acquisition, the Company increased its holding from 26% to 51% of CrossMobile’s outstanding common stock on a fully diluted basis.

The Company concluded that the acquired set of assets held at CrossMobile does not meet the definition of a business as substantially all the fair value of the gross assets is concentrated in the license held by CrossMobile. CrossMobile is at it start up stages and has no substantial operations. The only significant asset is the license which constitute more than 90% of the consideration paid.

The acquisition of the additional 25% constitute an asset acquisition in stages and resulted in obtaining control over all assets of CrossMobile and consolidating CrossMobile as of October 25, 2022.

The Company used the cost accumulation method to determine the cost of the acquisition. The Company used the carrying value of its 26% interest and did not recognize any gain or loss on the interest held at CrossMobile previously.

The consideration for the assets of CrossMobile was made through the issuance of 20,000,000,000 WHEN common shares with total fair value of $8 million ($0.0004 per share) and was issued to CrossMobile and not the shareholders of CrossMobile. Hence, upon obtaining control over all the assets of CrossMobile, the Company has gained control over its own shares held at CrossMobile. Based on the guidance in ASC 810-10-45-5, shares held by a subsidiary would not be considered outstanding and hence, the 20,000,000,000 common shares of the Company held by CrossMobile are presented as treasury shares in the consolidated balance sheet.

The assets acquisition of CrossMobile resulted in 49% noncontrolling interests in CrossMobile. The Company analogized from ASC 805-30-30-1 and added the fair value of the noncontrolling interests to the consideration paid for the assets acquired.

As described above the entire consideration paid by WHEN was with its shares, issued to CrossMobile. Based on the guidance in ASC 810-10-45-5 the shares are not considered outstanding. The Company concluded that the fair value of the consideration paid to be based on the fair value of the noncontrolling interests determined to be $7.9 million.

Substantially all the consideration were allocated to the license, in addition to $0.9 million costs incurred in connection of the transaction, and hence the license was recognized at $8.8 million.

In addition, the Company recorded deferred tax liability and corresponding increase of the license value in an amount of $0.872 million, based on ASC 740-10-55-170 that accounts for situations when an asset is acquired outside of a business combination and the tax basis of the asset differs from the amount paid assuming tax basis of $0.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars except share and per share data)

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On October 27, 2020, WHEN filed a lawsuit in State Court, Palm Beach County, Florida, against FSC Solutions, Inc. (“FSC”), Eli Gal Levy (“EL”) and Padem Consultants Sprl (collectively, the “Defendants”). The lawsuit relates to the Stock Purchase Agreement entered into by WHEN with FSC and its shareholders, which included EL, pursuant to which WHEN acquired all of the issued and outstanding stock of FSC in exchange for the issuance of 70 billion shares of WHEN unregistered common stock. FSC was the putative owner of a software and trading platform which WHEN intended to use to enter into the on-line trading business. Subsequent to the completion of the acquisition, we determined that FSC did not have control over the trading platform and software we expected to acquire and operate. The Florida lawsuit seeks a declaratory judgment to unwind the FSC transaction and cancel the shares of WHEN common stock issued in the FSC transaction that are still outstanding.

A hearing was set for January 6, 2021 whereupon mediation was ordered. The Company and EL were in discussions to resolve this issue but no resolution was reached. The Florida lawsuit is currently pending.

On or about, January 19, 2022, EL filed a lawsuit in the Delaware Court of Chancery seeking to remove the restrictive legend from all the shares of common stock held by EL (the “2022 Lawsuit”), which are approximately 23,000,000,000 shares. The Company retained the services of a Delaware legal counsel and has moved to dismiss or stay the 2022 lawsuit in favor of the previously filed Florida lawsuit, which involves the same parties and same issues. The Company’s motion is currently pending in the Delaware Court of Chancery.

NOTE 10 – SHAREHOLDERS’ EQUITY

Description of the rights attached to the shares in the Company:

Common stock

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

As of December 31, 2022, and 2021, there were 516,302,741,330 and 488,499,407,996 shares of common stock issued and outstanding, respectively.

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

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars except share and per share data)

Series A preferred stock

The Company has authorized 10,000,000 Series A Preferred Stock $0.0007 par value per share (the “Preferred Stock Series A”). As of December 31, 2022, and 2021, there are 5,000,000 shares of Preferred Stock Series A outstanding.

The Preferred Stock Series A have the right to vote with the common stock on all matters. Each share of Preferred Stock Series A has 10,000 votes per share. Each of George Baumoehl and Gaya Rozensweig, the directors of the Company, hold 2,500,000 shares of the Preferred Stock Series A. The Series A preferred stock have no dividend and liquidation preferences.

Series B preferred stock

The Company has authorized 3,870,000 Series B Convertible Preferred Stock $0.0007 par value per share (the “Preferred Stock Series B”). As of December 31, 2020, there were 3,870,000 shares of Preferred Stock Series B outstanding.

The Preferred Stock Series B were held by UCG, the principal shareholders of the Company. The principal’s shareholders of UCG are George Baumoehl and Gaya Rozensweig, the directors of the Company.

The Preferred Stock Series B were issued to UCG as consideration for the Merger. Each share of the Series B Preferred Shares will convert into 100,000 shares of WHEN’s common stock, par value $0.0007, for an aggregate amount of 387,000,000,000 shares of WHEN’s common stock, upon the filing with the Secretary of State of Delaware of an amendment to WHEN’s certificate of incorporation increasing the number of authorized shares of common stock that the Company is authorized to issue from time to time. The Series B convertible preferred stock have no dividend and liquidation preferences.

Transactions

Following the effectiveness of the Amendment referred to in above, on December 3, 2021, the Company issued 387,000,000,000 shares of the Company’s common stock to UCG, Inc. upon the automatic conversion of all 3,870,000 outstanding shares of the Company’s Series B Preferred Shares issued in April 2020 in connection with the acquisition of RNA, Ltd. from UCG, Inc.

On August 31, 2021, the Company issued 500,000,000 shares of common stock, par value $0.00001, to its legal advisor in respect of consulting services related to assisting the Company with its follow-on-offering registration statements, which, as of December 31, 2022, are expected to be provided until June 30, 2023. The Company estimated the fair value of the shares issued based on the share price at the agreement date (which was $0.0005), at $250,000 thousand of which $125,000 and $69,444 were recorded as share-based compensation expenses in the year ended December 31,2022 and 2021, respectively and the remaining $55,556, were recorded as prepaid expense under Other Current Assets and will be expensed over the estimated remaining consulting services. Under the agreement, the Company is committed to pay the Consultant additional $350,000 only in the event that the Company raises at least $5 million in the follow-on-offering in a senior security exchange.

Between August and October 2021, the Company and certain investors entered into subscription agreements for a private placement of units of the Company securities (the “2021 Private Placements”) where each unit (a “Unit” and collectively the “Units”) is comprised of (i) one (1) share of the Company’s Common Stock and (ii) one common stock purchase warrant to purchase an additional share of the Company’s Common Stock through the second anniversary thereof at a per share exercise price of $0.0002. The price per unit is $0.0001. Subscription agreements for an aggregate of $900,000 provide that the investors are to remit the subscription proceeds at the time of investment and in three month intervals thereafter, in each case in amounts equal to 20% of their committed amounts. Subscription agreements for a total of $386,000 were remitted at the time of execution. Through December 31, 2021, the Company received a total of $386,000 from these subscription proceeds and in consideration thereof issued 3,860,000,000 shares of Common Stock and warrants for an additional 3,860,000,000 shares of Common Stock.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars except share and per share data)

NOTE 10 – SHAREHOLDERS’ EQUITY (continue)

For the year ended December 31, 2022, the Company received a total of $194,000 on account of these subscriptions and in consideration thereof issued 1,940,000,000 shares of Common Stock and warrants for an additional 1,940,000,000 shares of Common Stock and the balance is presented as proceeds on account of shares.

On November 10, 2021, the Company entered into an agreement with a consultant with a term of 12 months under which it undertook to issue to the Consultant restricted stock for services rendered during the initial six months, representing $150,000 value of the stock based on a 10 day moving average. Following a public offering of its stock the Company undertook to pay to the Consultant $15,000 per month. As of December 3, 2021, the company issued 150,000,000 shares of common stock. During the years ended December 31, 2022 and 2021, the Company recorded share based compensation expenses of $107,735 and $42,265, respectively, in general and administrative expenses.

On November 11, 2022, the Board of Director of the Company approved the issuance of 1,500,000,000 shares of shares of common stock to a principal shareholder of CrossMobile in consideration for his efforts to complete the CrosssMobile transaction. The Company estimated the fair value of the common shares issued based on the share price of the Company as of the date of the agreement at $900,000. The prepaid transaction costs were included under Other Current Assets as of December 31, 2021 and expensed as part of the share based compensation expenses during the year ended December 31, 2022.

On December 3, 2021, the Company issued 5,700,000,000 shares of common stock, par value $0.00001, to a consultant in respect of business development consulting services. The Company estimated the fair value of the shares issued at $1,290,000 thousand which were recorded as share based compensation expenses in the year ended December 31, 2021.

For the year ended December 31, 2022, the Company and certain investors entered into subscription agreements for a private placement of units of the Company securities in an aggregated amount of $500,000, where each unit (a “Unit” and collectively the “Units”) is comprised of (i) one (1) share of the Company’s Common Stock and (ii) one common stock purchase warrant to purchase an additional share of the Company’s Common Stock through the second anniversary thereof at a per share exercise price of $0.0002. The price per unit is $0.0001. During the year ended December 31, 2022, the Company received a total of $500,000 on account of these subscription and in consideration thereof issued 5,000,000,000 shares of Common Stock and warrants for an additional 5,000,000,000 shares of Common.

In May 2022, the Company and certain investors entered into subscription agreements for a private placement of units of the Company securities (the “May 2022 Private Placements”) in an aggregated amount of $250,000, where each unit (a “Unit” and collectively the “Units”) is comprised of (i) one (1) share of the Company’s Common Stock and (ii) one common stock purchase warrant to purchase an additional share of the Company’s Common Stock for a one year period at a per share exercise price of $0.0006. The price per unit is $0.0003. In consideration thereof, the Company issued 833,333,334 shares of Common Stock and warrants for an additional 833,333,334 shares of Common Stock.

On May 19, 2022, the Company issued 30,000,000 shares of the Company’s Common Stock to a service provider in exchange for certain tax services. The Company estimated the value of the shares issued at $9,000 based on the share price of the Company as of the issuance date and recorded them as part of the share based compensation expenses during the year ended December 31, 2022.

On August 10, 2022, the Company entered into an agreement with a consultant with a term of 12 months under which it undertook to issue to the Consultant 300,000,000 restricted stock for investor relations services. The Company estimated the fair value of the shares issued at $120,000 of which $46,438 were recorded as share based compensation expenses in the year ended December 31, 2022. As of December 31, 2022, no shares have been issued to the consultant under the above agreement.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars except share and per share data)

NOTE 10 – SHAREHOLDERS’ EQUITY (continue)

On October 25, 2022, the Company issued to CrossMobile 10,000,000,000 shares of the Company’s common stock (see note 1).

On November 1, 2022, the Company entered into a binding term sheet, which was subsequently replaced and superseded in April 2023 by a binding investment agreement, with George Baumeohl, a Company’s director, pursuant to which Mr. Baumeohl has agreed to support Company’s operation by way of an equity investment of up to $3 million through August 2025, as needed. The agreement provides for sales of Company’s common stock go Mr. Baumeohl at per share purchase prices ranging between $0.0003 and $0.0005. As of the date of this report, the Company have received an aggregate of $150,000 from Mr. Baumeohl, in consideration of which he is entitled to 500,000,000 shares of common stock. After December 31, 2022, the Company received additional $325,000 from Mr. Baumeohl to which entitles him to 1,083,333,333 shares of our common stock at a share price of $0.0003.

NOTE 11 - STOCK OPTIONS

On June 21, 2021, the Board of Directors approved the 2021 Equity Incentive Plan (the “2021 Plan”) pursuant to which the Company may issue awards, from time to time, consisting of non-qualified stock options, restricted stock and restricted stock units and stock option awards qualify under Section 102 of the Israeli Tax Ordinance (New Version) 1961 (“ITO”), and/or under Section 3(i) of the ITO.

On June 28, 2021, the Board of Directors approved the issuance under the 2021 Plan of options to purchase 6,800,000,000 shares of the Company’s common stock with an exercise price of $0.0001, to three members of its advisory board. Options to purchase 1,700,000,000 shares of common stock shall vest on the first anniversary of the agreement and the remaining options shall vest quarterly, over additional 3 years. The fair value of the options was determined using the Black-Scholes pricing model, assuming a risk free rate of 0.27%, a volatility factor of 342%, dividend yields of 0% and an expected life of 4 years and was estimated at $5,436,000.

On January 1, 2022, the Company granted options under the 2021 Plan to purchase 400,000,000 shares of the Company’s common stock to a member of its advisory board. Options to purchase 100,000,000 shares of common stock shall vest on the first anniversary of the agreement and the remaining options shall vest quarterly, over additional 3 years. The fair value of the options was determined using the Black-Scholes pricing model, assuming a risk free rate of 1.12%, a volatility factor between 391%, dividend yields of 0% and an expected life of 6.25 years and was estimated at $200,000.

Mr. Tromer, the CEO of CrossMobile, was appointed to the Company’s advisory board in February 2022. In connection with his service on the advisory board, on February 14, 2022, he was awarded options under the 2021 Plan to purchase 6,000,000,000 shares of the Company’s common stock, at a per share exercise price of $0.0001 per share, which the exercise price for all grants to date to member of the Company’s advisory board. Mr. Tromer’s options vest as follows: 25% (i.e., 1,500,000,000) options vest on the first anniversary of the appointment to the advisory board and the balance in increments of 400,000,000 shares on each subsequent three (3) month anniversary. The fair value of the options was determined using the Black-Scholes pricing model, assuming a risk free rate of 1.85%, a volatility factor of 397%, dividend yields of 0% and an expected life of 6.25 years and was estimated at $2,400,000.

On May 15, 2022, the Company granted options under the 2021 Plan to directors, employees and service providers to purchase an aggregate of 34,900,000,000 shares of common stock exercisable at a per share exercise price of $0.0001. Of the options granted, 5,000,000,000 were issued to CEO. The options vest on an annual basis with 25% of the option grant vesting on each anniversary of the option grant. Following vesting, the options are exercisable through the sixth month anniversary following the last instalment vesting date.

The fair value of the options was determined using the Black-Scholes pricing model, assuming a risk free rate of 2.84%, a volatility factor of 305.1%, dividend yields of 0% and an expected life of 6.25 years and was estimated at $13,959,141.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars except share and per share data)

On September 18, 2022, the Company granted options under the 2021 Plan to a strategic advisor to purchase an aggregate of 10,000,000,000 shares of common stock exercisable at a per share exercise price of $0.0001. Of the options granted, 5,000,000,000 were immediately vested and the remaining shall vest on 4 annual equal instalments commencing May 15, 2023. The fair value of the options was determined using the Black-Scholes pricing model, assuming a risk free rate of 3.62%, a volatility factor of 306.5%, dividend yields of 0% and an expected life of 5.54 years and was estimated at $3,999,451.

The following table presents the Company’s option activity during the year ended December 31, 2022:

	Number of Options	Weighted Average Exercise Price

Outstanding as of December 31,2021	6,800,000,000	0.0001
Granted	41,000,000,000	0.0001
Exercised	-	-
Forfeited or expired	(1,200,000,000)	0.0001
Outstanding as of December 31, 2022	46,600,000,000	0.0001
Number of options exercisable as of December 31, 2022	7,225,000,000	0.0001

The aggregate intrinsic value of the option awards outstanding as of December 31, 2022 is $9,320,000. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.0003 as of December 31, 2022, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

The options outstanding as of December 31, 2022 have been separated into exercise prices, as follows:

Exercise price	Options outstanding	Weighted average remaining contractual life – years	Options vested
As of December 31, 2022

0.0001	46,600,000,000	3.74	7,225,000,000
0.001	46,600,000,000	3.74	7,225,000,000

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars except share and per share data)

The options outstanding as of December 31, 2021 have been separated into exercise prices, as follows:

Exercise price	Options outstanding	Weighted average remaining contractual life – years	Options vested
As of December 31, 2021

0.0001	6,800,000,000	3.49	-
0.001	6,800,000,000	3.49	-

As of December 31, 2022, there was $10,649,746 of total unrecognized compensation cost related to non-vested options. The cost is expected to be recognized over a weighted average period of 1.6 years. Compensation expense recorded by the Company in respect of its stock-based compensation awards in accordance with ASC 718-10 for the year ended December 31, 2022 and 2021 was $8,741,403 and $2,084,121, respectively.

NOTE 12 – RESEARCH AND DEVELOPMENT EXPENSES

	Year ended December 31
	2022	2021
Salaries and related expenses	340,054	375,469
Share-based compensation expenses (Notes 10, 11)	909,637	-
Professional fees and other development costs	37,723	33,623
Depreciation and amortization	11,689	47,630
Vehicle maintenance	36,881	19,761
Rent and office maintenance	54,561	20,638
	1,390,545	497,121

NOTE 13 – GENERAL AND ADMINISTRATIVE EXPENSES

	Year ended December 31
	2022	2021
Salaries and related expenses	259,587	222,784
Share-based compensation expenses (Notes 10, 11)	8,119,940	3,485,830
Professional services	87,383	278,221
Rent and office maintenance	16,975	9,651
Office expenses	99,212	91,557
Depreciation and amortization	-	10,416
Advertising	1,997	2,009
Doubtful debts	-	3,994
Other expenses	40,865	64,227
	8,625,959	4,168,689

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars)

NOTE 14 – INCOME TAX

A.	The Company is subject to the U.S. federal income tax rate of 21% plus state income tax rates which vary from state to state.

Income of the Israeli company is taxable at enacted tax rate of 23%. Income of the Poland company is taxable at enacted tax rate of 9%.

The Company and its Israeli and Polish subsidiaries have not received final tax assessments since Subsidiaries’ inception. Company’s tax years are open for assessment Company’s tax years, from 2016 onwards, are open for assessment and for the Subsidiaries all tax years from commencement are open for assessment.

As of December 31, 2022, the Company and its Subsidiary has carryforward losses for tax purposes of approximately $28,336,000 and $2,506,000, respectively, which can be offset against future taxable income, if any. As of December 31, 2022, approximately $26.9 million will expire between the years 2036 and 2040, and the remainder has no expiration date.

B.	Composition of loss for the year:

	Year ended December 31
	2022	2021
	U.S. Dollars

U.S.	9,275,822	3,613,643
Israel	641,825	983,170
Poland	28,728	-
	9,946,375	4,596,813

C.	The following is a reconciliation between the theoretical tax on pre-tax loss, at the federal income tax rate applicable to the Company and the income tax expense reported in the financial statements:

	Year ended December 31
	2022	2021
	U.S. Dollars

Pretax loss	9,946,375	4,596,813
U.S. federal income tax rate	21%	21%
Income tax benefit computed at the applicable tax rate	(2,088,739)	(965,331)
Non-deductible expenses	8,970	9,595
Share-based compensation	1,988,192	588,865
Remeasurement of deferred taxes due to currency exchange and change in estimations	(313,233)	-
Effect of differences in corporate income tax rates	(4,828)	(18,178)
Change in valuation allowance	409,638	385,049
	-	-

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars)

D.

Deferred taxes are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31
	2022	2021
	U.S. Dollars in thousands
Composition of deferred tax assets:
Operating loss carry forwards	6,508,213	6,329,434
Share-based compensation	2,577,057	-
Accrued compensation	54,425	53,744
Total deferred tax assets	9,139,695	6,383,178

Valuation allowance	(9,139,695)	(6,383,178)

Total deferred Tax assets	-	-

NOTE 15 – RELATED PARTIES

A.	Transactions and balances with related parties

	Year ended December 31,
	2022	2021
General and administrative expenses:
Salaries and fees to officers (*)	7,273,395	1,974,893
(*) of which share-based compensation	4,722,612	1,838,930

Research and development expenses:
Salaries and fees to officers (*)	226,113	86,148
(*) of which share-based compensation	130,200	-

B.	Balances with related parties and officers:

	December 31,
	2022	2021

Other current assets	50,253	7,185
Liability for employee rights upon retirement	229,167	213,371
Long term loan from related party (*)	2,012,339	2,012,339
(*) Received from UCG by December 31, 2021. The loan bears no interest.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars except share and per share data)

NOTE 16 – SUBSEQUENT EVENTS

1.	On January 26, 2023, RNA entered into an agreement for design of new generation of Internet Of Things (“IOT”) device with a consultant under which it undertook to issue to the Consultant Non-Plan option to purchase 1,000,000,000 shares of the Company’s common stock at per share exercise price of $0.0002, exercisable over 4 years, of which options for 250,000,000 of the share will vest on each of the anniversaries of the execution of the agreement, beginning with January 24, 2024 and thereafter on each subsequent anniversary, subject to continued services with RNA.

2.	On January 24, 2023, RNA entered into an agreement for research and update of international needs of IOT device with a consultant under which it undertook to issue to the Consultant Non-Plan option to purchase 1,000,000,000 shares of the Company’s common stock at per share exercise price of $0.0002, exercisable over 4 years, of which options for 250,000,000 of the share will vest on each of the anniversaries of the execution of the agreement, beginning with January 24, 2024 and thereafter on each subsequent anniversary, subject to continued services with RNA.

3.	On January 26, 2023, the Company, IstaView Ltd. and the shareholder of Istaview entered into an Investment Agreement (the “Instaview Investment Agreement”) pursuant to which the Company purchased 26% of the outstanding common share capital of Istaview on a fully diluted basis, in consideration of the issuance by the Company to Istaview of 770,000,000 restricted shares of Company common stock. Under the Instaview Investment Agreement, subject to Instaview meeting annual revenues target specified in the Investment Agreement for each of the years ending December 31, 2023, 2024 and 2025, as certified by Instaview and its accountants and verified by the Company, the Instaview shareholder would be entitled to potentially up to an additional 105,000,000 shares of the Company’s common stock over this three year period.

In addition, under the Instaview Investment Agreement, the Company has the option to purchase additional shares of Instaview in each of calendar years 2023, 2024 and 2025, representing, in each such year, respectively, 7%, 8% and 10% of the share capital of Instaview for consideration consisting of, respectively, 207,923,692, 236,923,077 and 256,153,846 additional shares of the Company.

In connection with the Instaview Investment Agreement, the Company, Instaview and the Instaview shareholder also entered into a shareholders agreement pursuant to which the Company was granted standard preemptive rights, veto rights over certain corporate action by Instaview, restrictions on transfer of shares, rights of first offer and tag along rights. In addition, the Instaview shareholder undertook to not compete with Instaview for so long as he is an Instaview shareholder and for a three year period thereafter.

4.	On January 24, 2023, the Company received subscription proceeds of $175,000 under the investment agreement with Mr. Baumeohll referred to in Note 10 above in respect of which he is entitled to 583,333,333 shares of the Company’s common stock, at a per share price of $0.0003.

5.	On February 8, 2023, the Company entered into an investment agreement with a shareholder pursuant to which it raised $60,000 from the private placement of share of our common stock at a per share purchase price of $0.0003, in respect of which it issued to the shareholder to 200,000,000 shares of Common Stock.

6.	On February 8, 2023, the Company issued to the investor specified in item 5 above and a designee an aggregate of 1,440,000,000 shares of r common stock in satisfaction of a loan made by the shareholder to the Company in the principal amount of $120,000 plus interest of $24,000 of accrued interest for the 10-year loan period

7.	On March 10, 2023, the Company received subscription proceeds of $150,000 under the investment agreement with Mr. Baumeohll referred to in Note 10 above in respect of which he is entitled to 500,000,000 shares of the Company’s common stock, at a per share price of $0.0003.

