Form 10-Q
period 2023-03-31
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2023-05-22
CIK 943535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended March 31, 2023; or

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

As of May 22, 2023, there were issued and outstanding 520,296,074,663 shares of the registrant’s common stock, par value $0.00001 per share, were outstanding.

WORLD HEALTH ENERGY HOLDINGS, INC.

Form 10-Q

March 31, 2023

i

WORLD HEALTH ENERGY HOLDINGS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2023

(UNAUDITED)

2

WORLD HEALTH ENERGY HOLDINGS, INC .

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2023

IN U.S. DOLLARS

(UNAUDITED)

WORLD HEALTH ENERGY HOLDINGS, INC .

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(U.S. dollars except share and per share data)

	March 31,	December 31,
	2023	2022
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	155,589	56,346
Accounts receivable, net	26,039	23,362
Prepaid share based payment to service providers	27,778	55,556
Other current assets	144,907	141,244
Total Current assets	354,313	276,508

Non-current assets
Right of use asset arising from operating lease	155,196	166,882
Long term prepaid expenses	23,050	23,679
Property and Equipment, Net	45,008	43,167
Funds in respect of employee rights upon termination	28,824	28,824
Investment in investee (Note 5)	152,516	-
Intangible assets	9,693,958	9,693,958
Total non-current assets	10,098,552	9,956,510

Total assets	10,452,865	10,233,018

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable	92,059	107,979
Short term operating lease liability	56,431	57,971
Other account liabilities	592,843	621,733
Total current liabilities	741,333	787,683

Non-current Liabilities
Liability for employee rights upon retirement	192,111	180,066
Long term loan from parent company	2,012,339	2,012,339
Long term operating lease liability	82,946	96,102
Deferred tax liability	872,456	872,456
Total current liabilities	3,159,852	3,160,963

Total liabilities	3,901,185	3,948,646

Stockholders’ Equity
Series A preferred stock, par $0.0007, 10,000,000 shares authorized, 5,000,000 shares issued and outstanding as of March 31, 2023, and December 31, 2022	3,500	3,500
Common stock, par $0.00001, 750,000,000,000 shares authorized as of March 31, 2023 and December 31, 2022. 517,942,741,330 and 516,302,741,330 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	67,134,118	67,117,718
Additional paid-in capital	(37,882,522)	(40,614,231)
Treasury stock at cost – 20,000,000,000 shares of common stock	(8,000,000)	(8,000,000)
Accumulated other comprehensive income	(4,884)	(2,611)
Accumulated deficit	(18,500,148)	(16,035,848)
Total Company’s stockholders’ equity	2,750,064	2,468,528
Non-controlling interests	3,801,616	3,815,844
Total stockholders’ equity	6,551,680	6,284,372
Total liabilities and stockholders’ deficit	10,452,865	10,233,018

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLD HEALTH ENERGY HOLDINGS, INC .

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars except share and per share data)

	Three months ended
	March 31
	2023	2022
	(Unaudited)

Revenues	32,340	32,542

Research and development expenses	(502,935)	(123,506)
Selling and marketing expenses	(26,669)	-
General and administrative expenses	(1,984,458)	(1,549,128)
Operating loss	(2,481,722)	(1,640,092)
Financing income, net	4,887	3,296
Loss before equity in net loss of equity investments	(2,476,835)	(1,636,796)
Less: Equity in net loss of equity investments	(477)	-
Net loss	(2,477,312)	(1,636,796)
Net loss attributable to non-controlling interests	13,012	-
Net loss attributable to the Company’s stockholders	(2,464,300)	(1,636,796)

Basic and diluted net loss per share	(0.00)	(0.00)

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	516,812,963,552	489,477,630,218

Comprehensive loss:
Net loss	(2,477,312)	(1,636,796)
Other comprehensive loss - Foreign currency translation adjustments	(2,273)	-
Comprehensive loss	(2,479,585)	(1,636,796)
Net - loss attributable to equity investments	13,012	-
Other comprehensive loss attributable to non-controlling interests	(1,216)	-
Comprehensive loss attributable to the Company’s stockholders	(2,467,789)	(1,636,796)

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLD HEALTH ENERGY HOLDINGS, INC .

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(U.S. dollars, except share and per share data)

	Series A Preferred Stock		Common Stock		Additional	Proceeds on		Accumulated Other		Total Company’s stockholders’	Non-	Total stockholders’
	Number of Shares	Amount	Number of Shares	Amount	paid-in capital	account of shares	Treasury shares	Comprehensive Income	Accumulated deficit	equity (deficit)	Controlling Interest	equity (deficit)

BALANCE AS OF DECEMBER 31, 2021	5,000,000	3,500	488,499,407,996	66,839,685	(62,263,494)			(5,495)	(6,093,450)	(1,519,254)	-	(1,519,254)
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2022:
Issuance of shares	-	-	2,840,000,000	28,400	255,600		-	-	-	284,000	-	284,000
Share-based payment to employees and services providers	-	-	-	-	1,310,239		-	-	-	1,310,239	-	1,310,239
Proceeds on account of shares	-	-	-	-	-	290,000	-	-	-	290,000	-	290,000
Net loss	-	-	-	-					(1,636,796)	(1,636,796)	-	(1,636,796)
BALANCE AS OF MARCH 31, 2022	5,000,000	3,500	491,339,407,996	66,868,085	(60,697,655)	290,000	-	(5,495)	(7,730,246)	(1,271,811)	-	(1,271,811)

	Series A Preferred Stock		Common Stock		Additional	Proceeds on		Accumulated Other		Total Company’s stockholders’	Non-	Total stockholders’
	Number of Shares	Amount	Number of Shares	Amount	paid-in capital	account of shares	Treasury shares	Comprehensive Income	Accumulated deficit	equity (deficit)	Controlling Interest	equity (deficit)

BALANCE AS OF DECEMBER 31, 2022	5,000,000	3,500	516,302,741,330	67,117,718	(40,614,231)	-	(8,000,000)	(2,611)	(16,035,848)	2,468,528	3,815,844	6,284,372
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2023:
Issuance of shares	-	-	1,640,000,000	16,400	512,600	-	-	-	-	529,000	-	529,000
Share-based payment to employees and services providers	-	-	-	-	2,219,109	-	-	-	-	2,219,109	-	2,219,109
Other comprehensive loss	-	-	-	-	-	-	-	(2,273)		(2,273)	(1,216)	(3,489)
Net loss	-	-	-	-					(2,464,300)	(2,464,300)	(13,012)	(2,477,312)
BALANCE AS OF MARCH 31, 2023	5,000,000	3,500	517,942,741,330	67,134,118	(37,882,522)	-	(8,000,000)	(4,884)	(18,500,148)	2,750,064	3,801,616	6,551,680

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLD HEALTH ENERGY HOLDINGS, INC .

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars except)

	Three months ended
	March 31,
	2023	2022
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(2,477,312)	(1,636,796)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation	4,268	1,919
Increase in liability for employee rights upon retirement	12,045	1,114
Equity in losses of non-consolidated entity	477	-
Share-based compensation expense	2,244,405	1,426,491
Decrease in operating lease liability	(3,008)	(2,743)
Increase in accounts receivable	(2,677)	(5,752)
Increase in other current assets	(4,565)	(7,993)
Decrease in accounts payable	(15,920)	(369)
Decrease in other accounts liabilities	(40,181)	(6,390)
Net cash used in operating activities	(282,468)	(230,519)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans repaid by (granted to) related parties	1,530	(1,729)
Purchase of property and equipment	(6,109)	(1,817)
Net cash used in investing activities	(4,579)	(3,546)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issued for cash	60,000	284,000
Proceeds on account of shares	325,000	290,000
Net cash provided by financing activities	385,000	574,000

Effect of exchange rate changes on cash and cash equivalents	1,290	-

INCREASE IN CASH AND CASH EQUIVALENTS	99,243	339,935

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	56,346	46,022

CASH AND CASH EQUIVALENTS AT END OF PERIOD	155,589	385,957

Supplemental disclosure of cash flow information:
Non cash transactions:
Issuance of share in exchange for debt	144,000	-

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLD HEALTH ENERGY HOLDINGS, INC .

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL

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

RNA is primarily a research and development company that has been performing software design work for UCG in the field of cybersecurity under the terms of development agreement between UCG and RNA. UCG is primarily engaged in the marketing and distribution of cybersecurity-related products.

In anticipation of the transaction contemplated under the SG Merger Agreement, SG 77 Inc., a Delaware corporation and a wholly-owned subsidiary of UCG (“SG”), was incorporated on April 16, 2020 and all of the cybersecurity rights and interests held by UCG, including the share ownership of RNA, were assigned to SG.

B.	SG Transaction

On April 27, 2020, the Company completed a reverse triangular merger pursuant to the Agreement and Plan of Merger ( “SG Merger Agreement”) among the Company, R2GA, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Sub”), UCG, SG, and RNA. Under the terms of the SG Merger Agreement, R2GA merged with SG, with SG as the surviving corporation and a wholly-owned subsidiary of the Company (“SG Merger”). The SG Merger was effective as of April 27, 2020, whereby SG became a direct and wholly owned subsidiary of the Company and RNA became an indirect wholly owned subsidiary of the Company.

As consideration for the SG Merger, the Company issued 3,870,000 Series B convertible preferred stock, par value $0.0007 per share, to UCG. Each share of the Series B convertible preferred stock will automatically convert into 100,000 shares of common stock, par value $0.0007, for an aggregate amount of 387,000,000,000 shares of common stock, upon the filing with the Secretary of State of Delaware of an amendment to the Company’s certificate of incorporation increasing the number of authorized shares of common stock that the Company is authorized to issue from time to time.

On October 7, 2021, and following the approval by the stockholders, the Company increase its authorized shares to 750,000,000,000 (from 110,000,000,000 shares) and changed the par value of the common stock to $0.00001 (from $0.0007) (see Note 10).

Following the effectiveness of the Amendment referred to above, on December 3, 2021, the Company issued 387,000,000,000 shares of common stock to UCG upon the automatic conversion of all 3,870,000 outstanding Series B convertible preferred stock issued in April 2020 in connection with the acquisition of RNA from UCG.

The SG Merger was accounted for as a reverse asset acquisition. Under this method of accounting, SG was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the facts that, immediately following the SG Merger: (i) SG’s stockholders owned a substantial majority of the voting rights in the combined company, (ii) SG designated a majority of the members of the initial board of directors of the combined company, and (iii) SG’s senior management holds all key positions in the senior management of the combined company. As a result of the a reverse asset acquisition transaction, the shareholders of SG received the largest ownership interest in the Company, and SG was determined to be the “accounting acquirer” in the a reverse asset acquisition transaction.

As a result, the historical financial statements of the Company were replaced with the historical financial statements of SG. The number of shares prior to the reverse capitalization have been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the Recapitalization Transaction.

WORLD HEALTH ENERGY HOLDINGS, INC .

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL (continue)

C.	CrossMobile Transaction

On March 22, 2022, the Company, CrossMobile Sp. z o.o, a company formed under the laws of Poland (“CrossMobile”) and the shareholders of CrossMobile (of which Mr. Giora Rosenzweig, held 40.67% and Mr. George Baumeohl held 3.33% of the issued preferred share capital of CrossMobile) entered into an Investment Agreement (“CrossMobile Agreement”) pursuant to which the Company is to purchase 26% of the outstanding common shares of CrossMobile on a fully diluted basis, in consideration of the issuance by the Company to CrossMobile of 10,000,000,000 restricted shares of the Company’s common stock (the “Initial Investment”).

On July 13, 2022, the Company issued 10,000,000,000 common shares with fair value of $4 million to Crossmobile to consummate the transaction.

CrossMobile is a licensed mobile virtual network operator in Poland, providing the necessary licenses and key infrastructure in the EU. With its involvement in CrossMobile, the Company expects to provide advanced cybersecurity solutions and other next-generation value-added services to CrossMobile’s future product offerings.

In addition, under the CrossMobile Agreement, the Company has the option, through January 22, 2024, to purchase additional shares of CrossMobile (“Additional Share Purchase Option”) such that following the additional purchase, the Company shall hold approximately 51% of CrossMobile’s outstanding common shares on a fully diluted basis. In the event the Company shall choose to exercise the option, the Company shall issue such number of restricted shares of common stock of the Company calculated based on pre-money valuation of CrossMobile as determined by an independent appraiser agreed between the Company and CrossMobile.

On October 25, 2022, the Company exercised the Additional Share Purchase Option and as a result the Company holds approximately 51% of CrossMobile’s outstanding common shares on a fully diluted basis. In consideration for the exercise of the Additional Share Purchase Option, the Company issued 10,000,000 common stock on November 28, 2022 to Crossmobile.

The Company, collectively with SG, RNA and CrossMobile are hereunder referred to as the “Group”.

D.	InstaView Transaction

On January 26, 2023, the Company, InstaView Ltd. (“InstaView”) and the shareholder of InstaView entered into an Investment Agreement (the “InstaView Investment Agreement”) pursuant to which the Company purchased 26% of the outstanding common share capital of InstaView on a fully diluted basis, in consideration of the issuance by the Company to InstaView of 770,000,000 restricted shares of Company common stock. Under the InstaView Investment Agreement, subject to InstaView meeting annual revenues target specified in the Investment Agreement for each of the years ending December 31, 2023, 2024 and 2025, as certified by InstaView and its accountants and verified by the Company, the InstaView shareholder would be entitled to potentially up to an additional 230,000,000 shares of the Company’s common stock over this three year period.

In addition, under the InstaView Investment Agreement, the Company has the option to purchase additional shares of InstaView in each of calendar years 2023, 2024 and 2025, representing, in each such year, respectively, 7%, 8% and 10% of the share capital of InstaView for consideration consisting of, respectively, 207,307,692, 236,923,077 and 296,153,846 additional shares of the Company.

In connection with the InstaView Investment Agreement, the Company, InstaView and the InstaView shareholder also entered into a shareholders agreement pursuant to which the Company was granted standard preemptive rights, veto rights over certain corporate action by InstaView , restrictions on transfer of shares, rights of first offer and tag along rights. In addition, the InstaView shareholder undertook to not compete with InstaView for so long as he is an InstaView shareholder and for a three year period thereafter.

The Company determined the value of the 770,000,000 restricted shares of Company common stock to be issued to InstaView based on Company’s share price on the agreement date at $154,000 and recorded an equity investment assets in the balance sheet as well as an obligation to issue shares under other accounts liabilities.

WORLD HEALTH ENERGY HOLDINGS, INC .

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

E.	Board and Shareholder Authority for Reverse Stock Split

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

F.	Liquidity

Since inception, the Company has incurred losses and negative cash flows from operations. The Company has financed its operations mainly through fundraising from various investors.

The Group and George Baumeohl, a Company director, have entered into an investment agreement where the director has committed through August 2025 to invest up to $3,000,000 as needed by the Company though the purchase of shares of the Company’s common stock.

Based on the projected cash flows with the investment agreement signed on November 1, 2022, management is of the opinion that its existing cash will be sufficient to meet its obligations for a period which is longer than 12 months from the date of the approval of these consolidated financial statements.

G.	Risk factors

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

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the three-months ended March 31, 2023. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2023. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

WORLD HEALTH ENERGY HOLDINGS, INC .

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continue)

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on published on the OTCIQ, for the year ended December 31, 2022.

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

NOTE 3 – COMMON STOCK

a.	On January 24, 2023, the Company received subscription proceeds of $175,000 under the investment agreement with Mr. Baumeohll referred to in Note 10 above in respect of which he is entitled to 583,333,333 shares of the Company’s common stock, at a per share price of $0.0003.

b.	On February 8, 2023, the Company entered into an investment agreement with a shareholder pursuant to which it raised $60,000 from the private placement of share of our common stock at a per share purchase price of $0.0003, in respect of which it issued to the shareholder to 200,000,000 shares of Common Stock.

c.	On February 8, 2023, the Company issued to the investor specified in item 2 above and a designee an aggregate of 1,440,000,000 shares of r common stock in satisfaction of a loan made by the shareholder to the Company in the principal amount of $120,000 plus interest of $24,000 of accrued interest for the 10-year loan period

d.	On March 10, 2023, the Company received subscription proceeds of $150,000 under the investment agreement with Mr. Baumeohll referred to in Note 10 above in respect of which he is entitled to 500,000,000 shares of the Company’s common stock, at a per share price of $0.0003.

WORLD HEALTH ENERGY HOLDINGS, INC .

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - STOCK OPTIONS

1.	The following table presents the Company’s stock option activity during the three months ended March 31, 2023:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31,2022	46,600,000,000	0.001
Granted	2,000,000	0.001
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31,2022	46,602,000,000	0.001
Number of options exercisable at March 31, 2022	9,600,000,000	0.001

The aggregate intrinsic value of the awards outstanding as of March 31, 2023 is 4,660,200. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.0002 as of March 31, 2023, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

The stock options outstanding as of March 31, 2023, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
	As of March 31, 2023
0.001	46,602,000,000	3.50	9,600,000,000
	46,602,000,000	3.50	9,600,000,000

The stock options outstanding as of March 31, 2022, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
	As of March 31, 2022
0.001	13,200,000,000	3.55	-
	13,200,000,000	3.55	-

Compensation expense recorded by the Company in respect of its stock-based compensation awards for the period of three months ended March 31, 2023 was $2,152,440 and are included in the Statements of Operations.

2.	On January 26, 2023, RNA entered into an agreement for design of new generation of Internet Of Things (“IOT”) device with a consultant under which it undertook to issue to the consultant Non-Plan option to purchase 1,000,000,000 shares of the Company’s common stock at per share exercise price of $0.0002, exercisable over 4 years, of which options for 250,000,000 of the share will vest on each of the anniversaries of the execution of the agreement, beginning with January 24, 2024 and thereafter on each subsequent anniversary, subject to continued services with RNA. The fair value of the options was determined using the Black-Scholes pricing model at $281,615, assuming a risk free rate of 3.72%, a volatility factor of 186.71%, dividend yields of 0% and an expected life of 4 years. Total compensation expenses during the three months ended March 31, 2023 amounted to $18,334 and were recorded as share based compensation under research and development expenses.

3.	On January 24, 2023, RNA entered into an agreement for research and update of international needs of IOT device with a consultant under which it undertook to issue to the consultant Non-Plan option to purchase 1,000,000,000 shares of the Company’s common stock at per share exercise price of $0.0002, exercisable over 4 years, of which options for 250,000,000 of the share will vest on each of the anniversaries of the execution of the agreement, beginning with January 24, 2024 and thereafter on each subsequent anniversary, subject to continued services with RNA. The fair value of the options was determined using the Black-Scholes pricing model at $281,615, assuming a risk free rate of 3.72%, a volatility factor of 186.71%, dividend yields of 0% and an expected life of 4 years. Total compensation expenses during the three months ended March 31, 2023 amounted to $18,334 and were recorded as share based compensation under research and development expenses.

WORLD HEALTH ENERGY HOLDINGS, INC .

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - EQUITY METHOD INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company applies the equity method to investments when it has an ability to exercise significant influence over the operational decision-making authority and financial policies of the investee. During the three months ended March 31, 2023, the Company accounted for its 26% investments in InstaView as equity method investment from January 26, 2023.

The following tables summarize the carrying amounts, including changes therein, of our equity method investment in InstaView during the period:

Three months ended March 31, 2023
(Unaudited)
Opening balance	$-
Initial investment	154,000
Other comprehensive loss	(1,007)
Equity losses	(477)
Balance as of March 31, 2023	$152,516

NOTE 6 – RELATED PARTIES

A.	Transactions and balances with related parties

	Three months ended March 31
	2023	2022
	(Unaudited)	(Unaudited)

General and administrative expenses:
Salaries and fees to officers	806,943	960,772
(*) of which share based compensation	756,077	919,465

Research and development expenses:
Salaries and fees to officers	77,811	23,415
(*) of which share based compensation	51,979	-

B.	Balances with related parties and officers:

	As of March 31,	As of December 31,
	2023	2022
	(Unaudited)	(Audited)

Other current assets	50,992	50,253
Other accounts liabilities	96,996	-
Liability for employee rights upon retirement	129,136	229,167
Long term loan from related party (*)	2,012,339	2,012,339

(*)	Received from UCG by December 31, 2021. The loan bears no interest.

NOTE 7 – SUBSEQUENT EVENTS

A.	On May 5, 2023 the Company issued to George Baumeohl, a director and a shareholder, 1,583,333,333 shares of common stock for $475,000 proceeds on account of shares transferred to the Company by March 31, 2023. Additional $150,000 were transferred during May 2023.

B.	On May 15, 2023, the Company issued 770,000,000 shares of common stock as consideration under InstaView Transaction (see note 1D above).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2023. Certain statements made in this discussion are “forward-looking statements” within the meaning of the private securities litigation reform act of 1995,. These statements are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by the Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Acquisition of Instaview

On Feb. 26, 2023 we completed the acquisition of an initial 26% of Instaview Ltd. (“Instaview”), an emerging technology company in the field of AI-based image processing systems, thermal cameras, home and enterprise security, livestock tracking and control appliances plus much more.

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

B2C

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

Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022

Summary of Results of Operations

	Three months ended
	March 31
	2023	2022

Revenues	$32,340	32,542
Operating Expenses
Research and development expenses	(502,935)	(123,506)
Selling and marketing expenses	(26,669)	-
General and administrative expenses	(1,984,458)	(1,549,128)
Operating loss	(2,481,722)	(1,640,092)
Financing income, net	4,887	3,296
Loss before equity in net loss of equity investments	(2,476,835)	(1,636,796)
Less: Equity in net loss of equity investments	(477)	-
Net loss	(2,477,312)	(1,636,796)
Net loss attributable to non-controlling interests	13,012	-
Net loss attributable to the Company’s stockholders	(2,464,300)	(1,636,796)

Revenues

Our total revenue consists of sales of our products and services.

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

The following table discloses the breakdown of research and development expenses:

	Three Months Ended March 31
	2023	2022
Salaries and related expenses	$62,344	88,077
Share-based compensation expenses	400,524	-
Subcontractors and other development costs	8,832	9,949
Depreciation and amortization	4,268	13,975
Rent and office maintenance	22,624	6,979
Other expenses	4,343	4,526
Total	$502,935	123,506

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related expenses, professional services and other expenses.

The following table discloses the breakdown of selling and marketing expenses:

	Three Months Ended March 31
	2023	2022
Professional services	26,669	-
Total	$26,669	-

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

The following table discloses the breakdown of general and administrative expenses:

	Three Months Ended March 31
	2023	2022
Salaries and related expenses	$94,439	65,960
Share-based compensation expenses	1,846,363	1,426,492
Professional services	20,342	26,777
Rent and office maintenance	22,779	15,853
Other expenses	535	14,046
Total	$1,984,458	1,549,128

Revenues

Revenues for the three months ended March 31, 2023 and 2022 were $32,340 and $32,542, respectively.

Research and Development Expenses. Research and development expenses consist of salaries and related expenses, share-based compensation expenses, consulting fees, service providers’ costs and overhead expenses. Research and development expenses increased from $123,506 during the three months ended March 31, 2022 to $502,935 during the three months ended March 31, 2023. The increase resulted primarily from increase in non-cash share-based compensation expenses and in rent and maintenance costs partially offset by decrease in salaries and related expenses and depreciation costs associated with our development activities.

Selling and Marketing Expenses. Selling and marketing expenses consist primarily of professional fees. Selling and marketing expenses for the three months ended March 31, 2023 amounted to $26,669 as compared to $0 for the three months ended March 31, 2022. The increase is primarily attributable to expenses incurred in connection with the purchase of 51% of CrossMobile, which we completed in November 2022.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses, share-based compensation expenses and other non-personnel related expenses such as legal expenses. General and administrative expenses increased from $1,549,128 for the three months ended March 31, 2022 to $1,984,458 in the three months ended March 31, 2023. The increase is primarily attributed to the increase in non-cash share-based compensation expenses and in salaries and related expenses partially offset by decrease in professional services and other non-personnel related expenses.

Financing Income, Net. Financing income, net increased from $3,296 of financing for the three months ended March 31, 2022 to financing income, net of $4,887 for the three months ended March 31, 2023. The increase is mainly a result of currency exchange differences between the Dollar and the New Israeli Shekel.

Net Loss. Net loss for the three months ended March 31, 2023 was $2,477,312 and is primarily attributable to increase in share based compensation expenses to our employees and services providers.

Financial Condition, Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. At March 31, 2023 and December 31, 2022, we had current assets of $354,313 and $276,508, respectively, and total assets of $10,452,865 and $10,233,018 respectively. The increase in total assets is mainly due to the increase in intangible assets attributable to the purchase of 26% of the issued and outstanding shares of InstaView. We had current liabilities of $741,333 as compared to $787,683 as of March 31, 2023 and December 31, 2022 , respectively and total liabilities of $3,901,185 as compared to $3,948,646 as of March 31, 2023 and December 31, 2022 , respectively.

At March 31, 2023 , we had a cash balance of $155,589 compared to the cash balance of $56,346 as of December 31, 2022. We have no cash equivalents.

At March 31, 2023 , we had a negative working capital of $387,020 as compared with a working capital deficiency of $511,175 at December 31, 2022.

In November 2022, we entered into an investment agreement with George Baumeohl, our director, pursuant to which Mr. Baumeohl has agreed to support our operation by way of an equity investment of up to $3 million through August 2025, as needed. The agreement provides for sales of our common stock to Mr. Baumeohl at per share purchase prices ranging between $0.0003 and $0.0005. Through March 31, 2023, we have received an aggregate of $475,000 from Mr. Baumeohl in respect of which we issued to him in May 2023 1,583,333,333 shares of our common stock at a share price of $0.0003. We received an additional $150,000 in May 2023 from Mr. Baumeohl, in respect of which we have issued to him an additional 500,000,000 shares of our common stock.

In addition, in February 2023, the Company issued to the investor specified in item 2 above and a designee an aggregate of 1,440,000,000 shares of common stock in satisfaction of a loan made by the shareholder to the Company in the principal amount of $120,000 plus interest of $24,000 of accrued interest for the 10-year loan period.

Management believes that funds on hand, as well as the subscription proceeds that we are to receive on a periodic basis under the committed subscription agreements with our director, will enable us to fund our operations and capital expenditure requirements through the next twelve months. Our requirements for additional capital during this period will depend on many factors.

We may seek to raise any necessary additional capital through a combination of private or public equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights, future revenue streams, or product c,andidates or to grant licenses on terms that may not be favorable to us. If we raise additional capital through private or public equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Interim Chief Executive Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Interim Chief Executive Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on that evaluation, our management, including our Chief Executive Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2023.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022, our management concluded that our internal control over financial reporting was not effective at December 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The limitation of the Company’s internal control over financial reporting was due to the applied risk-based approach which is indicative of many small companies with limited number of staff in corporate functions. The identified weakness were:

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

Changes in Internal Controls over Financial Reporting.

Except for the material weakness noted above, there have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 24, 2022 the Company filed an amended complaint in Palm Beach County, Florida (CASE NO. 50-2020- CA-011735), alleging violation of Fla. Stat. 517.301, seeking declaratory relief with regard to the status of the shares held and transferred by EL, and seeking a temporary injunction with regard to the transfer of any subject shares. EL answered the complaint and a hearing has been set for September 12, 2023.

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

ITEM 1A. RISK FACTORS

An investment in the Company’s Common Stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on April 17, 2023, in addition to other information contained in our reports and in this quarterly report in evaluating the Company and its business before purchasing shares of our Common Stock. There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

(i) In January 2023, the Company issued to a consultant Non-Plan option to purchase 1,000,000,000 shares of the Company’s common stock at per share exercise price of $0.0002, exercisable over four years, of which options for 250,000,000 of the share will vest on each of the anniversaries of the execution of the agreement, beginning with January 24, 2024 and thereafter on each subsequent anniversary, subject to the provision of continued services.

(ii) n January, 2023, the Company issued to a consultant Non-Plan option to purchase 1,000,000,000 shares of the Company’s common stock at per share exercise price of $0.0002, exercisable over four years, of which options for 250,000,000 of the share will vest on each of the anniversaries of the execution of the agreement, beginning with January 24, 2024 and thereafter on each subsequent anniversary, subject to the provision of continued services

(iii) In January 26, 2023, the Company, issued to Istaview of 770,000,000 restricted shares of Company common stock to InstaView Ltd. in consideration of an equity stake of 26% in Instaview.

(iv) In January 24, 2023, the Company received subscription proceeds of $175,000 under the investment agreement with Mr. Baumeohl, a director, referred to in Note 3 above in respect of which in May 2023 the Company issued in May 2023 to Mr. Baumeohl 583,333,333 shares of Common Stock.

(v) In February 2023, the Company raised $60,000 from the private placement of share of common stock at a per share purchase price of $0.0003, in respect of which it issued to the shareholder to 200,000,000 shares of Common Stock

(vi) In February 2023, the Company issued to the investor specified in item (v)above and a designee an aggregate of 1,440,000,000 shares of common stock in satisfaction of a loan made by the shareholder to the Company in the principal amount of $120,000 plus interest of $24,000 of accrued interest for the 10-year loan period.

(vii) In March 2023, the Company received subscription proceeds of $150,000 under the investment agreement with Mr. Baumeohll referred to in Note 3 above in respect of which in respect of which in respect of which in May 2023 the Company issued in May 2023 to Mr. Baumeohl 500,000,000 shares of Common Stock .

We relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) thereof and/or Regulation S promulgated by the SEC under the Act with respect to the issuance of such securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION:

None

ITEM 6. EXHIBITS

Exhibit Index:

10.1	Investment Agreement dated January 26, 2023 among World Health Energy Holdings, Inc., Ista View Ltd. and Levi Simon

31.1*	Certification of Interim Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of Interim Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD HEALTH ENERGY HOLDINGS, INC.
(Registrant)

By:	/s/ Giora Rozensweig
Giora Rozensweig
Interim Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Date:	May 22, 2023

