Form 10-Q
period 2023-06-30
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2023-08-14
CIK 943535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended June 30, 2023; or

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

As of August 14, 2023, there were issued and outstanding 520,796,074,663 shares of the registrant’s common stock, par value $0.00001 per share, were outstanding.

WORLD HEALTH ENERGY HOLDINGS, INC.

Form 10-Q

June 30, 2023

i

WORLD HEALTH ENERGY HOLDINGS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2023

(UNAUDITED)

2

WORLD HEALTH ENERGY HOLDINGS, INC .

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2023

IN U.S. DOLLARS

(UNAUDITED)

WORLD HEALTH ENERGY HOLDINGS, INC .

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(U.S. dollars except share and per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	267,151	56,346
Accounts receivable, net	34,413	23,362
Prepaid share based payment to service providers	-	55,556
Related party	63,209	50,253
Other current assets	83,831	90,991
Total Current assets	448,604	276,508

Non-current assets
Right of use asset arising from operating lease	142,272	166,882
Long term prepaid expenses	22,521	23,679
Property and equipment, net	46,756	43,167
Funds in respect of employee rights upon termination	28,373	28,824
Investment in investee (Note 5)	152,766	-
Intangible assets	9,693,958	9,693,958
Total non-current assets	10,086,646	9,956,510

Total assets	10,535,250	10,233,018

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	135,379	107,979
Short term operating lease liability	56,432	57,971
Other current liabilities	472,830	621,733
Total current liabilities	664,641	787,683

Non-current Liabilities
Liability for employee rights upon retirement	196,834	180,066
Long term loan from parent company	2,012,339	2,012,339
Long term operating lease liability	69,133	96,102
Deferred tax liability	872,456	872,456
Total current liabilities	3,150,762	3,160,963

Total liabilities	3,815,403	3,948,646
Stockholders’ Equity
Series A preferred stock, par $0.0007, 10,000,000 shares authorized, 5,000,000 shares issued and outstanding as of June 30, 2023, and December 31, 2022	3,500	3,500
Common stock, par $0.00001, 750,000,000,000 shares authorized as of June 30, 2023 and December 31, 2022. 520,796,074,663 and 516,302,741,330 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	67,162,651	67,117,718
Additional paid-in capital	(36,194,050)	(40,614,231)
Treasury stock at cost – 20,000,000,000 shares of common stock	(8,000,000)	(8,000,000)
Accumulated other comprehensive loss	(9,095)	(2,611)
Accumulated deficit	(20,027,804)	(16,035,848)
Total Company’s stockholders’ equity	2,935,202	2,468,528
Non-controlling interests	3,784,645	3,815,844
Total stockholders’ equity	6,719,847	6,284,372
Total liabilities and stockholders’ equity	10,535,250	10,233,018

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLD HEALTH ENERGY HOLDINGS, INC .

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars except share and per share data)

	Six months ended		Three months ended
	June 30		June 30
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)

Revenues	134,986	43,754	102,646	11,212

Research and development expenses	(1,005,123)	(451,344)	(502,187)	(327,838)
Selling and marketing expenses	(30,197)	-	(3,527)	-
General and administrative expenses	(3,132,840)	(4,007,344)	(1,148,382)	(2,458,216)
Operating loss	(4,033,174)	(4,414,934)	(1,551,450)	(2,774,842)
Finance income, net	15,503	36,634	10,614	33,338
Loss before equity in net loss of equity investments	(4,017,671)	(4,378,300)	(1,540,836)	(2,741,504)
Less: Equity in net gain (loss) of equity investments	(227)	-	250	-
Net loss	(4,017,898)	(4,378,300)	(1,540,586)	(2,741,504)
Net loss attributable to non-controlling interests	25,942	-	12,930	-
Net loss attributable to the Company’s stockholders	(3,991,956)	(4,378,300)	(1,527,656)	(2,741,504)

Basic and diluted net loss per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	518,062,280,925	490,672,188,843	519,297,869,535	491,853,620,450

Comprehensive loss:
Net loss	(4,017,898)	(4,378,300)	(1,540,586)	(2,741,504)
Other comprehensive loss - Foreign currency translation adjustments	(6,484)	-	(4,211)	-
Comprehensive loss	(4,024,382)	(4,378,300)	(1,544,797)	(2,741,504)
Net - loss attributable to non-controlling interests	25,942	-	12,930	-
Other comprehensive loss attributable to non-controlling interests	(5,257)	-	(4,041)	-
Comprehensive loss attributable to the Company’s stockholders	(4,003,697)	(4,378,300)	(1,535,908)	(2,741,504)

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLD HEALTH ENERGY HOLDINGS, INC .

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(U.S. dollars, except share and per share data)

	Series A Preferred Stock		Common Stock		Additional	Proceeds on		Accumulated Other		Total Company’s stockholders’	Non-	Total stockholders’
	Number of Shares	Amount	Number of Shares	Amount	paid-in capital	account of shares	Treasury shares	Comprehensive Income	Accumulated deficit	equity (deficit)	Controlling Interest	equity (deficit)

BALANCE AS OF DECEMBER 31, 2021	5,000,000	3,500	488,499,407,996	66,839,685	(62,263,494)			(5,495)	(6,093,450)	(1,519,254)	-	(1,519,254)
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2022:
Issuance of shares	-	-	2,840,000,000	28,400	255,600		-	-	-	284,000	-	284,000
Share-based payment to employees and services providers	-	-	-	-	1,310,239		-	-	-	1,310,239	-	1,310,239
Proceeds on account of shares	-	-	-	-	-	290,000	-	-	-	290,000	-	290,000
Net loss	-	-	-	-					(1,636,796)	(1,636,796)	-	(1,636,796)
BALANCE AS OF MARCH 31, 2022	5,000,000	3,500	491,339,407,996	66,868,085	(60,697,655)	290,000	-	(5,495)	(7,730,246)	(1,271,811)	-	(1,271,811)
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED JUNE 30, 2022:
Issuance of shares	-	-	1,633,333,334	16,334	310,917	(40,000)	-	-	-	287,250	-	287,250
Share-based payment to employees and services providers	-	-	30,000,000	300	2,457,605	-	-	-	-	2,457,905	-	2,457,905
Net loss	-	-	-	-					(2,741,504)	(2,741,504)	-	(2,741,504)
BALANCE AS OF JUNE 30, 2022	5,000,000	3,500	493,002,741,330	66,884,719	(57,929,134)	250,000	-	(5,495)	(10,471,750)	(1,268,160)	-	(1,268,160)

WORLD HEALTH ENERGY HOLDINGS, INC .

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars, except share and per share data)

	Series A Preferred Stock		Common Stock		Additional	Proceeds on		Accumulated Other		Total Company’s stockholders ’	Non-	Total stockholders’
	Number of Shares	Amount	Number of Shares	Amount	paid-in capital	account of shares	Treasury shares	Comprehensive Income	Accumulated deficit	equity (deficit)	Controlling Interest	equity (deficit)

BALANCE AS OF DECEMBER 31, 2022	5,000,000	3,500	516,302,741,330	67,117,718	(40,614,231)	-	(8,000,000)	(2,611)	(16,035,848)	2,468,528	3,815,844	6,284,372
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2023:
Issuance of shares	-	-	1,640,000,000	16,400	512,600	-	-	-	-	529,000	-	529,000
Share-based payment to employees and services providers	-	-	-	-	2,219,109	-	-	-	-	2,219,109	-	2,219,109
Other comprehensive loss	-	-	-	-	-	-	-	(2,273)		(2,273)	(1,216)	(3,489)
Net loss	-	-	-	-					(2,464,300)	(2,464,300)	(13,012)	(2,477,312)
BALANCE AS OF MARCH 31, 2023	5,000,000	3,500	517,942,741,330	67,134,118	(37,882,522)	-	(8,000,000)	(4,884)	(18,500,148)	2,750,064	3,801,616	6,551,680
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED JUNE 30, 2023:
Issuance of shares	-	-	2,083,333,333	20,833	279,167	-	-	-	-	300,000	-	300,000
Issuance of shares for investment in an investee	-	-	770,000,000	7,700	146,300	-	-	-	-	154,000	-	154,000
Share-based payment to employees and services providers	-	-	-	-	1,263,005	-	-	-	-	1,263,005	-	1,263,005
Other comprehensive loss	-	-	-	-	-	-	-	(4,211)		(4,211)	(4,041)	(8,252)
Net loss	-	-	-	-					(1,527,656)	(1,527,656)	(12,930)	(1,540,586)
BALANCE AS OF JUNE 30, 2023	5,000,000	3,500	520,796,074,663	67,162,651	(36,194,050)	-	(8,000,000)	(9,095)	(20,027,804)	2,935,202	3,784,645	6,719,847

WORLD HEALTH ENERGY HOLDINGS, INC .

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars except)

	Six months ended
	June 30,
	2023	2022
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(4,017,898)	(4,378,300)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation	8,574	4,930
Change in liability for employee rights upon retirement	17,219	(4,667)
Equity in losses of non-consolidated entity	227	-
Share-based compensation expense	3,537,669	3,945,323
Change in operating lease liability	(3,898)	(19,034)
Change in accounts receivable	(11,051)	(2,411)
Change in other current assets	7,018	8,668
Change in accounts payable	27,399	12,438
Change in other accounts liabilities	(11,939)	(50,120)
Net cash used in operating activities	(446,680)	(483,173)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans received from (granted to) related parties	(12,843)	7,186
Loan to investee company		(10,000)
Purchase of property and equipment	(12,163)	(13,306)
Net cash used in investing activities	(25,006)	(16,120)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	681,000	611,250
Proceeds on account of shares	-	250,000
Net cash provided by financing activities	681,000	861,250

Effect of exchange rate changes on cash and cash equivalents	1,491	-

INCREASE IN CASH AND CASH EQUIVALENTS	210,805	361,957

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	56,346	46,022

CASH AND CASH EQUIVALENTS AT END OF PERIOD	267,151	407,979

Supplemental disclosure of cash flow information:
Non cash transactions:
Investment in purchase of subsidiary	154,000	-
Issuance of share in exchange for debt	144,000	-

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

On April 27, 2020, the Company completed a reverse triangular merger pursuant to the Agreement and Plan of Merger (“SG Merger Agreement”) among the Company, R2GA, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Sub”), UCG, SG, and RNA. Under the terms of the SG Merger Agreement, R2GA merged with SG, with SG as the surviving corporation and a wholly-owned subsidiary of the Company (“SG Merger”). The SG Merger was effective as of April 27, 2020, whereby SG became a direct and wholly owned subsidiary of the Company and RNA became an indirect wholly owned subsidiary of the Company.

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

The SG Merger was accounted for as a reverse asset acquisition. Under this method of accounting, SG was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the facts that, immediately following the SG Merger: (i) SG’s stockholders owned a substantial majority of the voting rights in the combined company, (ii) SG designated a majority of the members of the initial board of directors of the combined company, and (iii) SG’s senior management holds all key positions in the senior management of the combined company. As a result of the reverse asset acquisition transaction, the shareholders of SG received the largest ownership interest in the Company, and SG was determined to be the “accounting acquirer” in the a reverse asset acquisition transaction.

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

On October 25, 2022, the Company exercised the Additional Share Purchase Option (see Note 1C to the annual financial statements of 2022) and acquired the additional 25% shares of CrossMobile such that following the acquisition, the Company increased its holding from 26% to 51% of CrossMobile’s outstanding common stock on a fully diluted basis. In consideration for the exercise of the Additional Share Purchase Option, the Company issued 10,000,000 common stock on November 28, 2022 to Crossmobile.

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

On January 26, 2023, the Company, InstaView Ltd. (“InstaView”) and the shareholder of InstaView entered into an Investment Agreement (the “InstaView Investment Agreement”) pursuant to which the Company purchased 26% of the outstanding common share capital of InstaView on a fully diluted basis, in consideration of the issuance by the Company to InstaView of 770,000,000 restricted   shares of Company common stock. Under the InstaView Investment Agreement, subject to InstaView meeting annual revenues target specified in the Investment Agreement for each of the years ending December 31, 2023, 2024 and 2025, as certified by InstaView and its accountants and verified by the Company, the InstaView shareholder would be entitled to potentially up to an additional 230,000,000 shares of the Company’s common stock over this three year period (“contingent consideration”). As of the date of the transaction and as of the balance sheet date respectively, the Company estimates the fair value of the contingent consideration is zero.

In addition, under the InstaView Investment Agreement, the Company has the option to purchase additional shares of InstaView in each of calendar years 2023, 2024 and 2025, representing, in each such year, respectively, 7%, 8% and 10% of the share capital of InstaView for consideration consisting of, respectively, 207,307,692, 236,923,077 and 296,153,846 additional shares of the Company (“the Purchase Option”).

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

The Company determined the value of the 770,000,000 restricted shares of Company common stock issued to InstaView based on Company’s share price on the agreement date at $154,000 and recorded an equity investment assets in the balance sheet. As of the date of the transaction, the company allocated a total of $62,083 dollars out of this amount to the Purchase Option. The Purchase Option is presented according to a cost model. See also note 2 below as to Company’s accounting policy related to InstaView transaction.

E.	Board and Shareholder Authority for Reverse Stock Split

On May 17, 2023, Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation (“Reverse Stock Split Certificate of Amendment”) in order to effect a reverse stock split of the Company’s common stock pursuant to a range of between 20,000-to-1 and 60,000-to-1 (the “Reverse Stock Split”), when and as determined by the Company’s Board of Directors. Pursuant to the Reverse Stock Split, each twenty thousand or sixty thousand shares of common stock, or any other figure within that range, as shall be determined by the Board of Directors at a later time, will be automatically converted, without any further action by the stockholders, into one share of common stock. The Reverse Stock Split Certificate of Amendment will be effective upon receipt of approval from the Financial Industry Regulatory Authority (“FINRA”) for the Reverse Stock Split and the filing with the Secretary of the State of Delaware. As of the date of this report, the Board of Directors has not determined any particular range for the Reverse Stock Split and no application has been presented to FINRA.

WORLD HEALTH ENERGY HOLDINGS, INC .

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL (continue)

F.	Liquidity

Since inception, the Company has incurred losses and negative cash flows from operations. The Company has financed its operations mainly through fundraising from various investors.

The Group and George Baumeohl, a Company director, have entered into an investment agreement signed on November 1, 2022, where the director has committed to invest up to $3,000,000 through August 2025, as needed by the Company through the purchase of shares of the Company’s common stock. As of June 30, 2023 an amount of $625,000 out of the $3,000,000 was invested in the Company. See also note 3c.

Based on the projected cash flows considering the investment agreement, management is of the opinion that its existing cash will be sufficient to meet its obligations for a period longer than 12 months from the date of the approval of these consolidated financial statements..

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited  Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the six-months ended June 30, 2023. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2023. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

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

Principles of Consolidation

The consolidated financial statements are prepared in accordance with GAAP. The consolidated financial statements of the Company include the Company and its wholly-owned and majority-owned subsidiaries. All inter-company balances and transactions have been eliminated.

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

Investment in investee

The Company accounts of its options in InstaView in accordance with ASC 321, Investments – Equity Securities. The Company elected the measurement alternative under which the options are measured at cost as they have no readily determinable fair value. The carrying amount of the investment is included within Investment in investee, non-current assets in the Consolidated Balance Sheets. The equity securities will be carried at cost less impairment, if any, and subsequently measured to fair value upon observable price changes in an orderly transaction for the identical or similar investments with any gains or losses recorded to the consolidated statement of operations and comprehensive income

NOTE 3 – COMMON STOCK

a.	On February 8, 2023, the Company entered into an investment agreement with a shareholder pursuant to which it raised $60,000 from the private placement of share of our common stock at a per share purchase price of $0.0003, in respect of which it issued to the shareholder to 200,000,000 shares of Common Stock.

b.	On February 8, 2023, the Company issued to the investor specified in item 2 above and a designee an aggregate of 1,440,000,000 shares of common stock in satisfaction of a loan made by the shareholder to the Company in the principal amount of $120,000 plus interest of $24,000 of accrued interest, originally received for a period of 10-year.

c.	On May 5, 2023 and on June 30, 2023, the Company issued to George Baumeohll, a director and a shareholder, an aggerate of 2,083,333,333 shares of common stock for aggregate subscription proceeds of $625,000 under the November 1, 2022, investment agreement with Mr. Baumeohll in respect of which he is entitled to shares of the Company’s common stock, at a per share price of $0.0003.

d.	On May 15, 2023, the Company issued 770,000,000 shares of common stock as consideration under InstaView Transaction (see note 1D above).

WORLD HEALTH ENERGY HOLDINGS, INC .

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - STOCK OPTIONS

1.	The following table presents the Company’s stock option activity during the three and six months ended June 30, 2023:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31,2022	46,600,000,000	0.001
Granted	2,000,000	0.001
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31,2023	46,602,000,000	0.001
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30,2023	46,602,000,000	0.001
Number of options exercisable at June 30, 2023	9,600,000,000	0.001

The aggregate intrinsic value of the awards outstanding as of June 30, 2023 is 0. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.0001 as of June 30, 2023, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

The stock options outstanding as of June 30, 2023, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
	As of June 30, 2023
0.001	46,602,000,000	3.26	17,525,000,000
	46,602,000,000	3.26	17,525,000,000

The stock options outstanding as of June 30, 2022, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
	As of June 30, 2022
0.001	13,200,000,000	3.55	-
	13,200,000,000	3.55	-

Compensation expense recorded by the Company in respect of its stock-based compensation awards for the period of six months ended June 30, 2023 was $3,537,670 and are included in the Statements of Operations.

2.	On January 26, 2023, RNA entered into two consulting agreements for the design of new generation of Internet Of Things (“IOT”) devices and for research and update of international needs of IOT devices with two consultants under which it undertook to issue to each of the consultant Non-Plan option to purchase 1,000,000,000 shares of the Company’s common stock at per share exercise price of $0.0002, exercisable over 4 years, of which options for 250,000,000 of the share will vest on each of the anniversaries of the execution of the agreement, beginning with January 24, 2024 and thereafter on each subsequent anniversary, subject to continued services with RNA. The fair value of both of the options was determined using the Black-Scholes pricing model at $563,230, assuming a risk free rate of 3.72%, a volatility factor of 186.71%, dividend yields of 0% and an expected life of 4 years. Total compensation expenses during the six months ended June 30, 2023 amounted to $110,006 and were recorded as share based compensation under research and development expenses.

WORLD HEALTH ENERGY HOLDINGS, INC .

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - EQUITY METHOD INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company applies the equity method to investments when it has an ability to exercise significant influence over the operational decision-making authority and financial policies of the investee. During the six months ended June 30, 2023, the Company accounted for its 26% investments in InstaView as equity method investment from January 26, 2023.

The following tables summarize the carrying amounts, including changes therein, of our equity method investment in InstaView during the period:

Six months ended June 30, 2023

Opening balance	$-
Equity investment	91,917
Other comprehensive loss	(1,007)
Equity losses	(227)
Investments under equity method.	90,683
Purchased Option	62,083
Investment in investee as of June 30, 2023	$152,766

NOTE 6 – RELATED PARTIES

A.	Transactions and balances with related parties

	Six months ended June 30		Three months ended June 30
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

General and administrative expenses:
Salaries and fees to officers	1,420,162	2,028,654	613,219	1,067,882
(*) of which share based compensation	1,329,597	1,943,090	573,520	1,023,625

Research and development expenses:
Salaries and fees to officers	137,213	69,723	59,402	46,308
(*) of which share based compensation	91,483	26,040	39,504	26,040

B.	Balances with related parties and officers:

	As of June 30,	As of December 31,
	2023	2022
	(Unaudited)	(Audited)

Other current assets	63,209	50,253
Other accounts liabilities	103,311	-
Liability for employee rights upon retirement	123,723	229,167
Long term loan from related party (*)	2,012,339	2,012,339

(*)	Received from UCG by December 31, 2021. The loan bears no interest.

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

Acquisition of CrossMobnile

On March 22, 2022 the Company, CrossMobile Sp z o.o., a company formed under the laws of Poland (“CrossMobile”) and the shareholders of CrossMobile (of which our CEO, Giora Rosenzweig, holds 40.67% and George Baumeohl, a director, holds 6.67%, of the issued preferred share capital of CrossMobile), entered into an Investment Agreement (the “Agreement”) pursuant to which the Company purchased in July 2022 an initial 26% equity stake of the outstanding common share capital of CrossMobile on a fully diluted basis, in consideration of the issuance by the Company to CrossMobile of 10,000,000,000 restricted shares of Company . In addition, for 18 months following the date of the Agreement, the Company has the option to purchase additional shares of CrossMobile, (the “Additional Share Purchase Option”), such that following such additional purchase, the Company shall hold approximately 51% of CrossMobile’s outstanding share capital on a fully diluted basis. On October 25, 2022, the Company exercised the Additional Share Purchase Option to acquire such additional shares of CrossMobile and the Company now holds approximately 51% of CrossMobile’s outstanding share capital on a fully diluted basis and proportionally voting rights. In consideration for the exercise of the Additional Share Purchase Option, the Company issued to CrossMobile an additional 10,000,000 shares of the Company’s common stock.

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

The global telecom services market size was valued at USD 1,805.61 billion in 2022 and is expected to expand at a compound annual growth rate (CAGR) of 6.2% from 2023 to 2030 1. The global cyber security market size is projected to grow from $172.32 billion in 2023 to $424.97 billion in 2030, at a CAGR of 13.8%2. By combining the telecom focus with our existing cyber security product offering, our plan is to bring to market a new standard of service in value added telecom and security solutions for B2B and B2C customers alike.

During the six months ended June 30, 2023, CrossMobile accomplished the following

a.	Be in the air with standard packages of Voice, SMS and Data in Poland and International Roaming.
b.	Commence initial sales business customers of standard packages of Voice, SMS and Data in Poland and International Roaming that will generate first invoice in July 2023
c.	Due to the need of focusing on sales, technical issues and corporate governance we postponed until Q3 to fully Initiate cooperation with existing or build new Telecom operators similar to CrossMobile to fully optimize ROI on the investment made in people and IT Systems. Focus areas will be USA, UK, Asia Pacific and selected countries in Europe with high potential.

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

1 Grand View Research, from https://www.grandviewresearch.com/industry-analysis/global-telecom-services-market

2 https://www.fortunebusinessinsights.com/industry-reports/cyber-security-market-101165

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

To execute this strategy CrossMobile has engaged with not only telecom industry experts but as well high level sales experts from international FMCG sector that is expected to bring a new standard of cross selling and customer experience to the telecom market

Comparison of the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022

Summary of Results of Operations

	Three months ended
	June 30
	2023	2022

Revenues	$102,646	11,212
Operating Expenses
Research and development expenses	(502,187)	(327,838)
Selling and marketing expenses	(3,527)	-
General and administrative expenses	(1,148,382)	(2,458,216)
Operating loss	(1,551,450)	(2,774,842)
Financing income, net	10,614	33,338
Loss before equity in net loss of equity investments	(1,540,836)	(2,741,504)
Less: Equity in net loss of equity investments	250	-
Net loss	(1,540,586)	(2,741,504)
Net loss attributable to non-controlling interests	12,930	-
Net loss attributable to the Company’s stockholders	(1,527,656)	(2,741,504)

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

The following table discloses the breakdown of research and development expenses:

	Three Months Ended June 30
	2023	2022
Salaries and related expenses	$111,339	88,022
Share-based compensation expenses	349,867	208,321
Subcontractors and other development costs	5,887	7,251
Depreciation and amortization	4,305	9,970
Rent and office maintenance	24,465	1,870
Other expenses	6,324	12,405
Total	$502,187	327,838

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related expenses, professional services and other expenses.

The following table discloses the breakdown of selling and marketing expenses:

	Three Months Ended June 30
	2023	2022
Professional services	3,527	-
Total	$3,527	-

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

The following table discloses the breakdown of general and administrative expenses:

	Three Months Ended June 30
	2023	2022
Salaries and related expenses	$55,477	63,089
Share-based compensation expenses	975,319	2,310,512
Professional services	86,067	30,357
Rent and office maintenance	16,346	30,153
Other expenses	15,173	24,105
Total	$1,148,382	2,458,216

Revenues

Revenues for the three months ended June 30, 2023 and 2022 were $102,646 and $11,212, respectively. The increase in our revenues resulted primarily from services provided under a development agreement in an amount of $90,000 recognized during the three months ended June 30, 2023.

Research and Development Expenses. Research and development expenses consist of salaries and related expenses, share-based compensation expenses, consulting fees, service providers’ costs and overhead expenses. Research and development expenses increased from $327,838 during the three months ended June 30, 2022 to $502,187 during the three months ended June 30, 2023. The increase resulted primarily from increase in non-cash share-based compensation expenses, salaries and related expenses and in rent and maintenance costs partially offset by decrease in and depreciation costs associated with our development activities.

Selling and Marketing Expenses. Selling and marketing expenses consist primarily of professional fees. Selling and marketing expenses for the three months ended June 30, 2023 amounted to $3,527 as compared to $0 for the three months ended June 30, 2022. The increase is primarily attributable to expenses incurred in connection with the purchase of 51% of CrossMobile, which we completed in November 2022.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses, share-based compensation expenses and other non-personnel related expenses such as legal expenses. General and administrative expenses decreased from $2,458,216 for the three months ended June 30, 2022 to $1,148,382 in the three months ended June 30, 2023. The decrease is primarily attributed to the decrease in non-cash share-based compensation expenses partially offset by increase in professional services.

Financing Income, Net. Financing income, net decreased from $33,338 of financing income for the three months ended June 30, 2022 to financing income, net of $10,614 for the three months ended June 30, 2023. The decrease is mainly a result of currency exchange differences between the Dollar and the New Israeli Shekel.

Net Loss. As a result of the foregoing, our net loss for the three months ended June 30, 2023 was $1,540,586 compared to $2,741,504 for the three months ended June 30, 2022.

Comparison of the six Months Ended June 30, 2023 to the six Months Ended June 30, 2022

Summary of Results of Operations

	Six months ended
	June 30
	2023	2022

Revenues	$134,986	43,754
Operating Expenses
Research and development expenses	(1,005,123)	(451,344)
Selling and marketing expenses	(30,197)	-
General and administrative expenses	(3,132,840)	(4,007,344)
Operating loss	(4,033,174)	(4,414,934)
Financing income, net	15,503	36,634
Loss before equity in net loss of equity investments	(4,017,671)	(4,378,300)
Less: Equity in net loss of equity investments	(227)	-
Net loss	(4,017,898)	(4,378,300)
Net loss attributable to non-controlling interests	25,942	-
Net loss attributable to the Company’s stockholders	(3,991,956)	(4,378,300)

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

The following table discloses the breakdown of research and development expenses:

	Six Months Ended June 30
	2023	2022
Salaries and related expenses	$173,683	176,099
Share-based compensation expenses	750,391	208,321
Subcontractors and other development costs	14,719	17,200
Depreciation and amortization	8,573	23,945
Rent and office maintenance	47,089	19,384
Other expenses	10,667	6,395
Total	$1,005,123	451,344

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related expenses, professional services and other expenses.

The following table discloses the breakdown of selling and marketing expenses:

	Six Months Ended June 30
	2023	2022
Professional services	30,197	-
Total	$30,197	-

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

The following table discloses the breakdown of general and administrative expenses:

	Six Months Ended June 30
	2023	2022
Salaries and related expenses	$149,916	129,049
Share-based compensation expenses	2,821,682	3,737,003
Professional services	106,409	57,134
Rent and office maintenance	47,200	46,473
Other expenses	7,633	37,685
Total	$3,132,840	4,007,344

Revenues

Revenues for the six months ended June 30, 2023 and 2022 were $134,986 and $43,754, respectively. The increase in our revenues resulted primarily from services provided under a development agreement in an amount of $90,000 recognized during the three months ended June 30, 2023.

Research and Development Expenses. Research and development expenses consist of salaries and related expenses, share-based compensation expenses, consulting fees, service providers’ costs and overhead expenses. Research and development expenses increased from $451,344 during the six months ended June 30, 2022 to $1,005,123 during the six months ended June 30, 2023. The increase resulted primarily from increase in non-cash share-based compensation expenses and in rent and maintenance costs partially offset by decrease in salaries and related expenses and depreciation costs associated with our development activities.

Selling and Marketing Expenses. Selling and marketing expenses consist primarily of professional fees. Selling and marketing expenses for the six months ended June 30, 2023 amounted to $30,197 as compared to $0 for the six months ended June 30, 2022. The increase is primarily attributable to expenses incurred in connection with the purchase of 51% of CrossMobile, which we completed in November 2022.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses, share-based compensation expenses and other non-personnel related expenses such as legal expenses. General and administrative expenses decreased from $4,007,344 for the six months ended June 30, 2022 to $3,132,840 in the six months ended June 30, 2023. The decrease is primarily attributed to the increase in non-cash share-based compensation expenses partially offset by increase in professional services, salaries and related expenses and other non-personnel related expenses.

Financing Income, Net. Financing income, net decreased from $36,634 of financing for the six months ended June 30, 2022 to financing income, net of $15,503 for the six months ended June 30, 2023. The decrease is mainly a result of currency exchange differences between the Dollar and the New Israeli Shekel.

Net Loss. As a result of the foregoing, our net loss for the six months ended June 30, 2023 was $4,017,898 compared to $4,378,300 for the six months ended June 30, 2022.

Financial Condition, Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. At June 30, 2023 and December 31, 2022, we had current assets of $448,604 and $276,508, respectively, and total assets of $10,535,50 and $10,233,018 respectively. The increase in total assets is mainly due to the increase in intangible assets attributable to the purchase of 26% of the issued and outstanding shares of InstaView. We had current liabilities of $664,641 as compared to $787,683 as of June 30, 2023 and December 31, 2022, respectively and total liabilities of $3,815,403 as compared to $3,948,646 as of June 30, 2023 and December 31, 2022, respectively.

At June 30, 2023, we had a cash balance of $267,151 compared to the cash balance of $56,346 as of December 31, 2022. We have no cash equivalents.

At June 30, 2023, we had a negative working capital of $216,037 as compared with a working capital deficiency of $511,175 at December 31, 2022.

In November 2022, we entered into an investment agreement with George Baumeohl, our director, pursuant to which Mr. Baumeohl has agreed to support our operation by way of an equity investment of up to $3 million through August 2025, as needed. The agreement provides for sales of our common stock to Mr. Baumeohl at per share purchase prices ranging between $0.0003 and $0.0005. Through June 30, 2023, we have received an aggregate of $625,000 from Mr. Baumeohl in respect of which we issued to him in May and June 2023 2,083,333,333 shares of our common stock at a share price of $0.0003.

In addition, in February 2023, the Company issued to an investor and a designee an aggregate of 1,440,000,000 shares of common stock in satisfaction of a loan made by the investor to the Company in the principal amount of $120,000 plus interest of $24,000 of accrued interest for the 10-year loan period.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Interim Chief Executive Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Interim Chief Executive Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on that evaluation, our management, including our Chief Executive Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2023.

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

Changes in Internal Controls over Financial Reporting.

Except for the material weakness noted above, there have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

(i) On May 15, 2023, the Company issued 770,000,000 shares of common stock as consideration under InstaView Transaction.

(ii)In May 2023, the Company received subscription proceeds of $150,000 under the investment agreement with Mr. Baumeohll in respect of which in respect of which in respect of which in May 2023 the Company issued in May 2023 to Mr. Baumeohl 500,000,000 shares of Common Stock.[ David – I don’t get this one? Why not 1,583,333,333]

(iii) In June 2023, the Company received subscription proceeds of $150,000 under the investment agreement with Mr. Baumeohll in respect of which in respect of which in respect of which in May 2023 the Company issued in May 2023 to Mr. Baumeohl 500,000,000 shares of Common Stock

We relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) thereof and/or Regulation S promulgated by the SEC under the Act with respect to the issuance of such securities.

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

WORLD HEALTH ENERGY HOLDINGS, INC.
(Registrant)

By:	/s/ Giora Rozensweig
Giora Rozensweig
Interim Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Date:	August 14, 2023

