Form 10-Q
period 2023-09-30
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2023-11-20
CIK 943535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended September 30, 2023; or

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

As of November 20, 2023, there were issued and outstanding 520,796,074,663 shares of the registrant’s common stock, par value $0.00001 per share, were outstanding.

WORLD HEALTH ENERGY HOLDINGS, INC.

Form 10-Q

September 30, 2023

i

WORLD HEALTH ENERGY HOLDINGS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2023

(UNAUDITED)

2

WORLD HEALTH ENERGY HOLDINGS, INC .

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2023

IN U.S. DOLLARS

(UNAUDITED)

WORLD HEALTH ENERGY HOLDINGS, INC .

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(U.S. dollars except share and per share data)

	September 30,	December 31,
	2023	2022
	(Unaudited)	(Audited)
A s s e t s
Current Assets
Cash and cash equivalents	135,623	56,346
Accounts receivable, net	48,834	23,362
Prepaid Share-based payment to service providers	-	55,556
Related party	54,394	50,253
Other current assets	87,713	90,991
T o t a l Current assets	326,564	276,508
Non-current assets
Right-of-use asset	129,566	166,882
Long term prepaid expenses	21,790	23,679
Property and equipment, net	50,808	43,167
Funds in respect of employee rights upon termination	28,373	28,824
Investment in investee (Note 5)	151,876	-
Intangible assets	9,693,958	9,693,958
Total non-current assets	10,076,371	9,956,510
T o t a l assets	10,402,935	10,233,018
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	159,659	107,979
Current operating lease liability	46,641	57,971
Other current liabilities	545,054	621,733
T o t a l current liabilities	751,354	787,683

Non-current Liabilities
Liability for employee rights upon retirement	183,489	180,066
Long term loan from parent company	2,012,339	2,012,339
Long term operating lease liability	64,339	96,102
Deferred tax liability	872,456	872,456
T o t a l Non-current liabilities	3,132,623	3,160,963
T o t a l liabilities	3,883,977	3,948,646
Stockholders’ Equity
Series A preferred stock $0.0007 par value, 10,000,000 shares authorized, 5,000,000 shares issued and outstanding as of September 30, 2023, and December 31, 2022	3,500	3,500
Common stock $0.00001 par value, 750,000,000,000 shares authorized as of September 30, 2023 and December 31, 2022. 520,796,074,663 and 516,302,741,330 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	67,162,651	67,117,718
Additional paid-in capital	(35,031,087)	(40,614,231)
Proceeds on account of shares	150,000	-
Treasury stock at cost – 20,000,000,000 shares of common stock	(8,000,000)	(8,000,000)
Accumulated other comprehensive loss	(2,324)	(2,611)
Accumulated deficit	(21,528,482)	(16,035,848)
Total Company’s stockholders’ equity	2,754,258	2,468,528
Non-controlling interests	3,764,700	3,815,844
T o t a l stockholders’ equity	6,518,958	6,284,372
T o t a l liabilities and stockholders’ equity	10,402,935	10,233,018

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLD HEALTH ENERGY HOLDINGS, INC .

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars except share and per share data)

	Nine months ended		Three months ended
	September 30		September 30
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)

Revenues	162,784	67,480	27,799	23,726

Research and development expenses	(1,433,087)	(979,555)	(427,965)	(528,211)
Selling and marketing expenses	(36,889)	-	(6,693)	-
General and administrative expenses	(4,245,311)	(8,227,195)	(1,112,471)	(4,219,851)
Loss from operations	(5,552,503)	(9,139,270)	(1,519,330)	(4,724,336)
Finance income, net	8,595	45,515	(6,908)	8,881
Loss before equity in net loss of equity investments	(5,543,908)	(9,093,755)	(1,526,238)	(4,715,455)
Less: Share in net gain (loss) of equity investments	(1,117)	(64,267)	(890)	(64,267)
Net loss	(5,545,025)	(9,158,022)	(1,527,128)	(4,779,722)
Net loss attributable to non-controlling interests	52,392	-	26,450	-
Net loss attributable to the Company’s stockholders	(5,492,633)	(9,158,022)	(1,500,678)	(4,779,722)

Basic and diluted net loss per share attributable to common stockholders	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	518,983,559,401	494,351,349,388	518,062,280,925	501,589,697,852

Comprehensive loss:
Net loss	(5,545,025)	(9,158,022)	(1,527,128)	(4,779,722)
Other comprehensive income - Foreign currency translation adjustments	1,535	-	13,276	-
Comprehensive loss	(5,543,490)	(9,158,022)	(1,513,852)	(4,779,722)
Net - loss attributable to non-controlling interests	52,392	-	26,450	-
Other comprehensive income attributable to non-controlling interests	(1,248)	-	(6,505)	-
Comprehensive loss attributable to the Company’s stockholders	(5,492,346)	(9,158,022)	(1,493,907)	(4,779,722)

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLD HEALTH ENERGY HOLDINGS, INC .

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(U.S. dollars, except share and per share data)

	Series A Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional paid-in capital	Proceeds on account of shares	Treasury shares	Accumulated Other Comprehensive Income	Accumulated deficit	Total Company’s stockholders’ equity (deficit)	Non-Controlling Interest	Total stockholders’ equity (deficit)

BALANCE AS OF DECEMBER 31, 2021	5,000,000	3,500	488,499,407,996	66,839,685	(62,263,494)			(5,495)	(6,093,450)	(1,519,254)	-	(1,519,254)
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2022:
Issuance of shares	-	-	2,840,000,000	28,400	255,600		-	-	-	284,000	-	284,000
Share-based payment to employees and services providers	-	-	-	-	1,310,239		-	-	-	1,310,239	-	1,310,239
Proceeds on account of shares	-	-	-	-	-	290,000	-	-	-	290,000	-	290,000
Net loss	-	-	-	-					(1,636,796)	(1,636,796)	-	(1,636,796)
BALANCE AS OF MARCH 31, 2022	5,000,000	3,500	491,339,407,996	66,868,085	(60,697,655)	290,000	-	(5,495)	(7,730,246)	(1,271,811)	-	(1,271,811)
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED JUNE 30, 2022:
Issuance of shares	-	-	1,633,333,334	16,334	310,917	(40,000)	-	-	-	287,250	-	287,250
Share-based payment to employees and services providers	-	-	30,000,000	300	2,457,605	-	-	-	-	2,457,905	-	2,457,905
Net loss	-	-	-	-					(2,741,504)	(2,741,504)	-	(2,741,504)
BALANCE AS OF JUNE 30, 2022	5,000,000	3,500	493,002,741,330	66,884,719	(57,929,134)	250,000	-	(5,495)	(10,471,750)	(1,268,160)	-	(1,268,160)
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED SEPTEMBER 30, 2022:
Issuance of shares for CrossMobile investment	-	-	10,000,000,000	100,000	3,900,000	-	-	-	-	4,000,000	-	4,000,000
Share-based payment to employees and services providers	-	-	-	-	4,650,066	-	-	-	-	4,650,066	-	4,650,066
Proceeds on account of shares	-	-	-	-	-	40,000	-	-	-	40,000	-	40,000
Net loss	-	-	-	-					(4,779,722)	(4,779,722)	-	(4,779,722)
BALANCE AS OF SEPTEMBER 30, 2022	5,000,000	3,500	503,002,741,330	66,984,719	(49,379,068)	290,000	-	(5,495)	(15,251,472)	2,642,184	-	2,642,184

WORLD HEALTH ENERGY HOLDINGS, INC .

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars, except share and per share data)

	Series A Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional paid-in capital	Proceeds on account of shares	Treasury shares	Accumulated Other Comprehensive Income	Accumulated deficit	Total Company’s stockholders’ equity (deficit)	Non-Controlling Interest	Total stockholders’ equity (deficit)

BALANCE AS OF DECEMBER 31, 2022	5,000,000	3,500	516,302,741,330	67,117,718	(40,614,231)	-	(8,000,000)	(2,611)	(16,035,848)	2,468,528	3,815,844	6,284,372
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2023:
Issuance of shares	-	-	1,640,000,000	16,400	512,600	-	-	-	-	529,000	-	529,000
Share-based payment to employees and services providers	-	-	-	-	2,219,109	-	-	-	-	2,219,109	-	2,219,109
Other comprehensive loss	-	-	-	-	-	-	-	(2,273)		(2,273)	(1,216)	(3,489)
Net loss	-	-	-	-					(2,464,300)	(2,464,300)	(13,012)	(2,477,312)
BALANCE AS OF MARCH 31, 2023	5,000,000	3,500	517,942,741,330	67,134,118	(37,882,522)	-	(8,000,000)	(4,884)	(18,500,148)	2,750,064	3,801,616	6,551,680
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED JUNE 30, 2023:
Issuance of shares	-	-	2,083,333,333	20,833	279,167	-	-	-	-	300,000	-	300,000
Issuance of shares for investment in an investee	-	-	770,000,000	7,700	146,300	-	-	-	-	154,000	-	154,000
Share-based payment to employees and services providers	-	-	-	-	1,263,005	-	-	-	-	1,263,005	-	1,263,005
Other comprehensive loss	-	-	-	-	-	-	-	(4,211)		(4,211)	(4,041)	(8,252)
Net loss	-	-	-	-					(1,527,656)	(1,527,656)	(12,930)	(1,540,586)
BALANCE AS OF JUNE 30, 2023	5,000,000	3,500	520,796,074,663	67,162,651	(36,194,050)	-	(8,000,000)	(9,095)	(20,027,804)	2,935,202	3,784,645	6,719,847
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED SEPTEMBER 30, 2023:
Share-based payment to employees and services providers	-	-	-	-	1,162,963	-	-	-	-	1,162,963	-	1,162,963
Proceeds on account of shares	-	-	-	-	-	150,000	-	-	-	150,000	-	150,000
Other comprehensive loss	-	-	-	-	-	-	-	6,771		6,771	6,505	13,276
Net loss	-	-	-	-					(1,500,678)	(1,500,678)	(26,450)	(1,527,128)
BALANCE AS OF SEPTEMBER 30, 2023	5,000,000	3,500	520,796,074,663	67,162,651	(35,031,087)	150,000	(8,000,000)	(2,324)	(21,528,482)	2,754,258	3,764,700	6,518,958

WORLD HEALTH ENERGY HOLDINGS, INC .

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars)

	Nine months ended
	September 30,
	2023	2022
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(5,545,025)	(9,158,022)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation	13,345	8,030
Change in liability for employee rights upon retirement	3,874	(5,491)
Share in losses of non-consolidated entity	1,117	64,267
Share-based compensation expense	4,700,633	8,474,989
Change in operating lease liability	(5,778)	-
Change in accounts receivable	(25,473)	(10,136)
Change in other current assets	5,054	(92,556)
Change in accounts payable	51,680	10,979
Change in other accounts liabilities	72,699	(117,284)
Net cash used in operating activities	(727,874)	(825,224)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans received from (granted to) related parties	(4,028)	7,186
Purchase of property and equipment	(20,986)	(17,798)
Net cash used in investing activities	(25,014)	(10,612)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	681,000	611,250
Proceeds on account of shares	150,000	290,000
Net cash provided by financing activities	831,000	901,250

Effect of exchange rate changes on cash and cash equivalents	1,165	-

INCREASE IN CASH AND CASH EQUIVALENTS	79,277	65,414

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	56,346	46,022

CASH AND CASH EQUIVALENTS AT END OF PERIOD	135,623	111,436

Supplemental disclosure of cash flow information:
Non cash transactions:
Investment in purchase of equity method investment	154,000	-
Issuance of shares in exchange for debt	144,000	-

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

NOTE 1 – GENERAL (continued)

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

In addition, under the CrossMobile Agreement, the Company had the option, through January 22, 2024, to purchase additional shares of CrossMobile (“Additional Share Purchase Option”) such that following the additional purchase, the Company shall hold approximately 51% of CrossMobile’s outstanding common shares on a fully diluted basis. In the event the Company shall choose to exercise the option, the Company shall issue such number of restricted shares of common stock of the Company calculated based on pre-money valuation of CrossMobile as determined by an independent appraiser agreed between the Company and CrossMobile.

On October 25, 2022, the Company exercised the Additional Share Purchase Option (see Note 1C to the annual financial statements of 2022) and acquired the additional 25% shares of CrossMobile such that following the acquisition, the Company increased its holding from 26% to 51% of CrossMobile’s outstanding common stock on a fully diluted basis. In consideration for the exercise of the Additional Share Purchase Option, the Company issued 10,000,000 restricted common stock on November 28, 2022 to Crossmobile.

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

NOTE 1 – GENERAL (continued)

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

On January 26, 2023, the Company, InstaView Ltd. (“InstaView”) and the shareholder of InstaView entered into an Investment Agreement (the “InstaView Investment Agreement”) pursuant to which the Company purchased 26% of the outstanding common share capital of InstaView on a fully diluted basis, in consideration of the issuance by the Company to InstaView of 770,000,000 restricted   shares of Company common stock. Under the InstaView Investment Agreement, subject to InstaView meeting annual revenues target specified in the Investment Agreement for each of the years ending December 31, 2023, 2024 and 2025, as certified by InstaView and its accountants and verified by the Company, the InstaView shareholder would be entitled to potentially up to an additional 230,000,000 shares of the Company’s common stock over this three year period (“contingent consideration”). As of the date of the transaction and as of the balance sheet date respectively, the Company estimates the fair value of the contingent consideration is immaterial.

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

The Company determined the value of the 770,000,000 restricted common shares of Company common stock issued to InstaView based on Company’s share price on the agreement date at $154,000 and recorded an equity investment asset in the balance sheet. As of the date of the transaction, the company allocated a total of $62,083 dollars out of this amount to the Purchase Option. The Purchase Option is presented according to a cost model. See also note 2 below as to Company’s accounting policy related to InstaView transaction .

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

WORLD HEALTH ENERGY HOLDINGS, INC .

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL (continued)

F.	Liquidity

The Group is subject to certain inherent risks and uncertainties associated with the development of its business. To date, substantially all the Company’s efforts and investments have been devoted to the growth of its business, organically and inorganically. These investments have historically been funded by raising outside capital, and as a result of these efforts, the Company has generally incurred significant losses and used net cash outflows from operations since inception and it may continue to incur such losses and use net cash outflows for the foreseeable future until such time it reaches scale of profitability without needing to rely on funding from outside capital to sustain its operations.

During the nine-months ended September 30, 2023, the Company incurred a net loss of $5,545 thousands and used net cash flows in its operations of $728 thousands. As of September 30, 2023, the Company had unrestricted cash and cash equivalents of $136 thousands available to fund its operations, and an accumulated deficit of $21,528 thousands.

In response to the risks and uncertainties described above, the Group and George Baumeohl, a Company director, have entered into an investment agreement signed on November 1, 2022, where the director has committed to invest up to $3,000,000 through August 2025, as needed by the Company through the purchase of shares of the Company’s common stock. As of September 30, 2023 an amount of $925,000 out of the $3,000,000 was invested in the Company. See also note 3c.

the Company continues to carefully evaluate its liquidity position and while it is difficult to predict its future liquidity requirements with certainty, the Company currently expects it will be able to generate sufficient liquidity to fund its operations over the next twelve months beyond the issuance date.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the nine-months ended September 30, 2023. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2023. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

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

WORLD HEALTH ENERGY HOLDINGS, INC .

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continued)

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, certain revenues and expenses, and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates.

Investment in investee

The Company accounts of its options in InstaView in accordance with ASC 321, Investments – Equity Securities. The Company elected the measurement alternative under which the options are measured at cost as they have no readily determinable fair value. The carrying amount of the investment is included within Investment in investee, non-current assets in the Consolidated Balance Sheets. The equity securities will be carried at cost less impairment, if any, and subsequently measured to fair value upon observable price changes in an orderly transaction for the identical or similar investments with any gains or losses recorded to the consolidated statement of operations and comprehensive income. No amortization expenses were recorded in the nine months ended September 30, 2023 un respect of Instaview.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-13, Financial Instruments — Credit Losses (Topic 326), which changes the impairment model for most financial assets, including accounts receivable, and replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The guidance is effective for the Company for interim and annual periods beginning after December 15, 2022, with early adoption permitted. Effective January 1, 2023, the Company adopted this standard using a modified retrospective transition approach, which required a cumulative effect adjustment to the balance sheet as of January 1, 2023. The adoption of this standard did not have a material impact to our condensed consolidated financial statements.

NOTE 3 – COMMON STOCK

a.	On February 8, 2023, the Company entered into an investment agreement with a shareholder pursuant to which it raised $60,000 from the private placement of share of our common stock at a per share purchase price of $0.0003, in respect of which it issued to the shareholder to 200,000,000 shares of Common Stock.

b.	On February 8, 2023, the Company issued to the investor specified in item a above and designee an aggregate of 1,440,000,000 shares of common stock in satisfaction of a loan made by the shareholder to the Company in the principal amount of $120,000 plus interest of $24,000 of accrued interest, originally received for a period of 10-year.

c.	On May 5, 2023 and on June 30, 2023, the Company issued to George Baumeohll, a director and a shareholder, an aggerate of 2,083,333,333 shares of common stock for aggregate subscription proceeds of $625,000 under the November 1, 2022, investment agreement with Mr. Baumeohll in respect of which he is entitled to shares of the Company’s common stock, at a per share price of $0.0003. Mr. Baumeohll also advance the Company $150,000 during the three months ended September for which shares have not been issue to balance sheet date.

d.	On May 15, 2023, the Company issued 770,000,000 shares of common stock as consideration under InstaView Transaction (see note 1D above).

WORLD HEALTH ENERGY HOLDINGS, INC .

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - STOCK OPTIONS

1.	The following table presents the Company’s stock option activity for employees and directors, during the three and nine months ended September 30, 2023:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31,2022	46,600,000,000	0.001
Granted	2,000,000	0.001
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31,2023	46,602,000,000	0.001
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30,2023	46,602,000,000	0.001
Granted	-	-
Exercised	-	-
Forfeited or expired	(10,000,000,000)	(0.001)
Outstanding at September 30,2023	36,602,000,000	0.001
Number of options exercisable at September 30, 2023	12,100,000,000	0.001

The aggregate intrinsic value of the awards outstanding as of September 30, 2023 is 0. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.0001 as of September 30, 2023, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

The stock options outstanding as of September 30, 2023, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
	As of September 30, 2023
0.001	46,602,000,000	3.02	12,100,000,000
	46,602,000,000	3.02	12,100,000,000

Compensation expense recorded by the Company in respect of its stock-based compensation awards for the period of nine months ended September 30, 2023 was $4,700,633 and are included in the Statements of Operations of which $1,049,008 were recorded as part of research and development expenses $3,651,625 as part of general and administration expenses.

As of September 30, 2023, the total share-based compensation costs not yet recognized related to unvested stock options was $5,333,666 million, which is expected to be recognized over the weighted-average remaining requisite service period of 3.02 years

WORLD HEALTH ENERGY HOLDINGS, INC .

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

2.	On January 26, 2023, RNA entered into two consulting agreements for the design of new generation of Internet Of Things (“IOT”) devices and for research and update of international needs of IOT devices with two consultants under which it undertook to issue to each of the consultant Non-Plan option to purchase 1,000,000,000 shares of the Company’s common stock at per share exercise price of $0.0002, exercisable over 4 years, of which options for 250,000,000 of the share will vest on each of the anniversaries of the execution of the agreement, beginning with January 24, 2024 and thereafter on each subsequent anniversary, subject to continued services with RNA. The fair value of both of the options was determined using the Black-Scholes pricing model at $563,230, assuming a risk free rate of 3.72%, a volatility factor of 186.71%, dividend yields of 0% and an expected life of 4 years. Total compensation expenses during the nine months ended September 30, 2023 amounted to $183,343 and were recorded as share based compensation under research and development expenses.

3.	On May 7, 2023, RNA entered into a consulting agreement with a consultant pursuant to which the Company granted the consultant a Non-Plan option to purchase 1,000,000,000 shares of the Company’s common stock at per share exercise price of $0.0002, exercisable over 4 years, of which options for 250,000,000 of the share will vest on each of the anniversaries of the execution of the agreement, beginning with May 7, 2024 and thereafter on each subsequent anniversary, subject to continued services with RNA. The fair value of both of the options was determined using the Black-Scholes pricing model at $184,701, assuming a risk free rate of 3.63%, a volatility factor of 186.23%, dividend yields of 0% and an expected life of 4 years. Total compensation expenses during the nine months ended September 30, 2023 amounted to $36,074 and were recorded as share based compensation under research and development expenses.

NOTE 5 - EQUITY METHOD INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company applies the equity method to investments when it has an ability to exercise significant influence over the operational decision-making authority and financial policies of the investee. During the nine months ended September 30, 2023, the Company accounted for its 26% investments in InstaView as equity method investment from January 26, 2023.

The following tables summarize the carrying amounts, including changes therein, of our equity method investment in InstaView during the period:

Nine months ended September 30, 2023

Opening balance	$-
Equity investment	91,917
Other comprehensive loss	(1,007)
Equity loss	(1,117)
Investments under equity method.	89,793
Purchased Option	62,083
Investment in investee as of September 30, 2023	$151,876

NOTE 6 – RELATED PARTIES

A.	Transactions and balances with related parties

	Nine months ended September 30		Three months ended September 30
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

General and administrative expenses:
Salaries and fees to officers	1,940,058	5,071,652	519,897	3,042,998
(*) of which share based compensation	1,788,288	4,929,013	458,692	2,985,923

Research and development expenses:
Salaries and fees to officers	195,342	158,698	58,128	88,975
(*) of which share based compensation	118,513	77,969	27,029	51,929

B.	Balances with related parties and officers:

	As of September 30,	As of December 31,
	2023	2022
	(Unaudited)	(Audited)

Other current assets	54,394	50,253
Other accounts liabilities	128,300	-
Liability for employee rights upon retirement	123,795	229,167
Long term loan from related party (*)	2,012,339	2,012,339

(*)	Received from UCG by December 31, 2021. The loan bears no interest.

NOTE 7 – SUBSEQUENT EVENTS

1.	Significant portion of Company’s operations are conducted in Israel and several of Company’s members of our board of directors, management, as well as a majority of Company’s employees and consultants, including employees of our service providers, are located in Israel, our business and operations are directly affected by economic, political, geopolitical and military conditions affecting Israel.

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers in the southern part of the country. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. In the weeks since the initial attack by Hamas, hostilities along Israel’s northern border with Hezbollah located in Lebanon have accelerated, and this clash may escalate in the future into a greater regional conflict.

Following the brutal attacks on Israel, the mobilization of army reserves and the government declaring a state of war in October 2023, there was a decrease in Israel’s economic and business activity. The security situation has led, inter alia, to a disruption in the supply chain and production, a decrease in the volume of national transportation and a shortage in manpower due to employees being called for active reserve duty. These events may imply wider macroeconomic indications of a deterioration of Israel’s economic standing, which may have a material adverse effect on the Company and its ability to effectively conduct its business, operations and affairs.

The intensity and duration of Israel’s current war is difficult to predict, and as are such war’s economic implications on the Company’s business and operations and on Israel’s economy in general. As at the reporting date the Company is unable to assess the extent of the effect of the war on its business activities and on the business activities of its subsidiaries, and on their medium and long term results. The Company is continuing to regularly follow developments on the matter and is examining the effects on its operations and the value of its assets. As of the date of the filing, the still on-going War has no direct material short term effect on the Company’s activities.

2.	On October 16, 2023, UCG, Inc. (“UCG”), the holder of approximately 75% of the issued and outstanding shares of the Company, executed and delivered a binding term sheet (the “Term Sheet”) with Cuentas Inc. (“Cuenats”), a company currently listed on The Nasdaq Stock Market LLC. Pursuant to the terms of the Term Sheet, UCG will transfer all its shares in the Company to Cuentas in exchange for the issuance to UCG of that number of shares of Cuentas which will represent 50% of the issued and outstanding shares of Cuentas on a fully diluted basis. It is contemplated that within the following 45 days, the parties will complete their due diligence processes and execute definitive agreements incorporating the terms of the Term Sheet. The share exchange is contingent on obtaining the approval of Nasdaq and the shareholders of Cuentas to the contemplated transaction, the filing with the Securities and Exchange Commission of a registration statement on Form S-4, an independent third-party appraisal of the value of the Company shares, the grant by the Nasdaq Stock Market of an extension at least through April 1, 2024 for Cuentas to comply with Nasdaq’s minimum stockholder equity requirements and other customary closing conditions. The parties agreed to use their best efforts to consummate the transaction as soon as practicable, but not later than December 15, 2023, unless extended in writing. Either party has the right to terminate the Term Sheet if the closing does not occur on or before said date or the parties are unable to enter into a definitive stock purchase agreement before expiration of the 45-day diligence period.

Following the execution of the Term Sheet, the Company shall proceed to obtain the necessary regulatory approval of a reverse stock split of its outstanding common stock solely in connection with an uplisting to a U.S. National Exchange.

Upon the consummation of the share exchange contemplated by the Term Sheet, the board of directors of Cuentas shall be increased to nine members. UCG and the Cuentas Shareholders will each designate two members, with the remaining five independent directors to be nominated by mutual agreement of UCG and the Cuentas Shareholders.

The Term Sheet further provides that each of Giora Rozensweig, the interim CEO of the Company, George Baumeohl, a director of the Company and a principal of UCG, Arik Maimon, CEO and President of Cuentas and Michael De Prado, the President of Cuentas, will enter into stockholders’ agreement, the terms of which are currently being negotiated, reflecting the parties’ agreement to certain matters relating to the management of Cuentas. This agreement is currently being negotiated and will be included in the definitive agreement for shareholder approval.

The Term Sheet also contemplates that at the closing of the share exchange, Cuentas may enter into employment agreements with Giora Rozensweig, the interim CEO of the Company, who shall be designated as co-Executive Chairman of the Cuentas Board. The agreement will be on the same terms and conditions as the current Cuentas Chairman and CEO, and/or co-CEO of Cuentas and an additional Company designated person shall serve in a senior capacity as an officer of Cuentas.

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

During the nine months ended September 30, 2023, CrossMobile accomplished the following

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

CrossMobile began marketing its services in October 2023 and to date has signed up approximately ___ subscribers for two year committed subscription agreement. The subscribers include B2B and B2c customers.

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

To execute this strategy CrossMobile has engaged with not only telecom industry experts but as well high level sales experts from international FMCG sector that is expected to bring a new standard of cross selling and customer experience to the telecom market.

Letter of Intent with Cuentas Inc.

On October 16, 2023, UCG, Inc. (“UCG”), the holder of approximately 75% of the issued and outstanding shares of WHEN, executed and delivered a binding term sheet (the “Term Sheet”) with Cuentas Inc. (“Cuentas”), a company currently listed on The Nasdaq Stock Market LLC. Pursuant to the terms of the Term Sheet, UCG will transfer all its shares in WHEN to Cuentas in exchange for the issuance to UCG of that number of shares of Cuentas which will represent 50% of the issued and outstanding shares of Cuentas on a fully diluted basis. It is contemplated that within 45 days of the execution of the Term Sheet, the parties will complete their due diligence processes and execute definitive agreements incorporating the terms of the Term Sheet. The share exchange is contingent on obtaining the approval of Nasdaq and the shareholders of Cuentas to the contemplated transaction, the filing with the Securities and Exchange Commission of a registration statement on Form S-4, an independent third-party appraisal of the value of the Cuentas shares, the grant by the Nasdaq Stock Market of an extension at least through April 1, 2024 for Cuentas to comply with Nasdaq’s minimum stockholder equity requirements and other customary closing conditions. The parties agreed to use their best efforts to consummate the transaction as soon as practicable, but not later than December 15, 2023, unless extended in writing. Either party has the right terminate Term Sheet if the closing does not occur on or before said date or the parties are unable to enter into a definitive stock purchase agreement before expiration of the 45-day diligence period.

Upon the consummation of the share exchange contemplated by the Term Sheet, the board of directors of Cuentas shall be increased to nine members. UCG and the Cuentas Shareholders will each designate two members, with the remaining five independent directors to be nominated by mutual agreement of UCG and the Cuentas Shareholders.

The Term Sheet further provides that each of Giora Rozensweig, the interim CEO of the Company, George Baumeohl, a director of the Company and a principal of UCG, Arik Maimon, CEO and President of Cuentas and Michael De Prado, the President of Cuentas, will enter into stockholders’ agreement, the terms of which are currently being negotiated, reflecting the parties’ agreement to certain matters relating to the management of Cuentas. This agreement is currently being negotiated and will be included in the definitive agreement for shareholder approval.

The Term Sheet also contemplates that at the closing of the share exchange, Cuentas may enter into employment agreements with Giora Rozensweig, the interim CEO of the Company, who shall be designated as co-Executive Chairman of the Cuentas Board. The agreement will be on the same terms and conditions as the current Cuentas Chairman and CEO, and/or co-CEO of Cuentas and an additional Company designated person shall serve in a senior capacity as an officer of Cuentas.

Comparison of the Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022

Summary of Results of Operations

	Three months ended
	September 30
	2023	2022

Revenues	$27,799	23,726
Operating Expenses
Research and development expenses	(427,965)	(528,211)
Selling and marketing expenses	6,693))	-
General and administrative expenses	(1,112,471)	(4,219,851)
Operating loss	1,519,330))	(4,724,336)
Financing income, net	(6,908)	8,881
Loss before equity in net loss of equity investments	1,526,238))	(4,715,455)
Less: Equity in net loss of equity investments	(890)	(64,267)
Net loss	1,527,128))	(4,779,722)
Net loss attributable to non-controlling interests	26,450	-
Net loss attributable to the Company’s stockholders	1,500,678))	(4,779,522)

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

The following table discloses the breakdown of research and development expenses:

	Three Months Ended September 30
	2023	2022
Salaries and related expenses	$12,161	75,698
Share-based compensation expenses	298,617	416,641
Subcontractors and other development costs	104,899	12,498
Depreciation and amortization	4,772	8,034
Rent and office maintenance	855	8,527
Other expenses	6,661	6,813
Total	$427,965	528,211

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related expenses, professional services and other expenses.

The following table discloses the breakdown of selling and marketing expenses:

	Three Months Ended September 30
	2023	2022
Professional services	6,693	-
Total	$6,693	-

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

The following table discloses the breakdown of general and administrative expenses:

	Three Months Ended September 30
	2023	2022
Salaries and related expenses	$98,457	61,746
Share-based compensation expenses	829,943	4,113,024
Professional services	141,487	27,022
Rent and office maintenance	2,472	8,100
Other expenses	40,112	9,959
Total	$1,112,471	4,219,851

Revenues

Revenues for the three months ended September 30, 2023 and 2022 were $27,799 and $23,726, respectively. We expect to start generating revenues from our mobile telephone services in Europe through CrossMobile during the forth quarter of 2023.

Research and Development Expenses. Research and development expenses consist of salaries and related expenses, share-based compensation expenses, consulting fees, service providers’ costs and overhead expenses. Research and development expenses increased from $427,965 during the three months ended September 30, 2022 to $528,211 during the three months ended September 30, 2023. The decrease resulted primarily from decrease in non-cash share-based compensation expenses, salaries and related expenses and in rent and maintenance costs partially offset by increase in consulting fees and service providers’ costs associated with our development activities.

Selling and Marketing Expenses. Selling and marketing expenses consist primarily of professional fees. Selling and marketing expenses for the three months ended September 30, 2023 amounted to $6,693 as compared to $0 for the three months ended September 30, 2022. The increase is primarily attributable to expenses incurred in connection with the purchase of 51% of CrossMobile, which we completed in November 2022.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses, share-based compensation expenses and other non-personnel related expenses such as legal expenses. General and administrative expenses decreased from $4,219,851 for the three months ended September 30, 2022 to $1,112,471 in the three months ended September 30, 2023. The decrease is primarily attributed to the decrease in non-cash share-based compensation expenses partially offset by increase in professional services.

Financing Income, Net. Financing income, net decreased from $33,338 of financing income for the three months ended September 30, 2022 to financing income, net of $10,614 for the three months ended September 30, 2023. The decrease is mainly a result of currency exchange differences between the Dollar and the New Israeli Shekel.

Net Loss. As a result of the foregoing, our net loss for the three months ended September 30, 2023 was $1,527,128 compared to $4,779,722 for the three months ended September 30, 2022.

Comparison of the Nine Months Ended September 30, 2023 to the Nine Months Ended September 30, 2022

Summary of Results of Operations

	Nine months ended
	September 30
	2023	2022

Revenues	$162,784	67,480
Operating Expenses
Research and development expenses	(1,433,087)	(979,555)
Selling and marketing expenses	(36,889)	-
General and administrative expenses	(4,245,311)	(8,227,195)
Operating loss	(5,552,503)	(9,139,270)
Financing income, net	8,595	45,515
Loss before equity in net loss of equity investments	(5,545,025)	(9,093,755)
Less: Equity in net loss of equity investments	(1,117)	(64,267)
Net loss	(5,545,025)	(9,158,022)
Net loss attributable to non-controlling interests	52,392	-
Net loss attributable to the Company’s stockholders	(5,492,633)	(9,158,022)

Revenues

Our total revenue consists of sales of our products and services. We expect to start generating revenues from our mobile telephone services in Europe through CrossMobile during the forth quarter of 2023.

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

The following table discloses the breakdown of research and development expenses:

	Nine Months Ended September 30
	2023	2022
Salaries and related expenses	$185,844	251,797
Share-based compensation expenses	1,049,008	624,962
Subcontractors and other development costs	119,618	29,698
Depreciation and amortization	13,345	8,105
Rent and office maintenance	47,944	38,796
Other expenses	17,328	26,197
Total	$1,433,087	979,555

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related expenses, professional services and other expenses.

The following table discloses the breakdown of selling and marketing expenses:

	Nine Months Ended September 30
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

The following table discloses the breakdown of general and administrative expenses:

	Nine Months Ended September 30
	2023	2022
Salaries and related expenses	$248,373	190,795
Share-based compensation expenses	3,651,625	7,850,027
Professional services	247,896	84,156
Rent and office maintenance	94,717	65,516
Other expenses	2,700	36,701
Total	$4,245,311	8,227,195

Revenues

Revenues for the nine months ended September 30, 2023 and 2022 were $162,784 and $67,480, respectively. The increase in our revenues resulted primarily from services provided under a development agreement in an amount of $90,000 recognized during the nine months ended September 30, 2023. We expect to start generating revenues from our mobile telephone services in Europe through CrossMobile during the forth quarter of 2023

Research and Development Expenses. Research and development expenses consist of salaries and related expenses, share-based compensation expenses, consulting fees, service providers’ costs and overhead expenses. Research and development expenses increased from $979,555 during the nine months ended September 30, 2022 to $1,433,087 during the nine months ended September 30, 2023. The increase resulted primarily from increase in non-cash share-based compensation expenses, consulting fees, service providers’ and in rent and maintenance costs partially offset by decrease in salaries and related expenses and depreciation costs associated with our development activities.

Selling and Marketing Expenses. Selling and marketing expenses consist primarily of professional fees. Selling and marketing expenses for the nine months ended September 30, 2023 amounted to $36,889 as compared to $0 for the nine months ended September 30, 2022. The increase is primarily attributable to expenses incurred in connection with the purchase of 51% of CrossMobile, which we completed in November 2022.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses, share-based compensation expenses and other non-personnel related expenses such as legal expenses. General and administrative expenses decreased from $8,227,195 for the nine months ended September 30, 2022 to $4,245,311 in the nine months ended September 30, 2023. The decrease is primarily attributed to the decrease in non-cash share-based compensation expenses partially offset by increase in professional services, salaries and related expenses and other non-personnel related expenses.

Financing Income, Net. Financing income, net decreased from $45,515 of financing income for the nine months ended September 30, 2022 to financing income, net of $8,595 for the nine months ended September 30, 2023. The decrease is mainly a result of currency exchange differences between the Dollar and the New Israeli Shekel.

Net Loss. As a result of the foregoing, our net loss for the nine months ended September 30, 2023 was $5,545,025 compared to $9,093,755 for the nine months ended September 30, 2022.

Financial Condition, Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. At September 30, 2023 and December 31, 2022, we had current assets of $326,564 and $276,508, respectively, and total assets of $10,402,935 and $10,233,018 respectively. The increase in total assets is mainly due to the increase in intangible assets attributable to the purchase of 26% of the issued and outstanding shares of InstaView. We had current liabilities of $751,354 as compared to $787,683 as of September 30, 2023 and December 31, 2022, respectively and total liabilities of $3,883,977 as compared to $3,948,646 as of September 30, 2023 and December 31, 2022, respectively.

At September 30, 2023, we had a cash balance of $135,623 compared to the cash balance of $56,346 as of December 31, 2022. We have no cash equivalents.

At September 30, 2023, we had a negative working capital of $424,790 as compared with a working capital deficiency of $511,175 at December 31, 2022.

In November 2022, we entered into an investment agreement with George Baumeohl, our director, pursuant to which Mr. Baumeohl has agreed to support our operation by way of an equity investment of up to $3 million through August 2025, as needed. The agreement provides for sales of our common stock to Mr. Baumeohl at per share purchase prices ranging between $0.0003 and $0.0005. Between August 14m 2023 and the date of this report, we received an aggregate of $300,000 from Mr. Baumeohl in respect of which we will issue to him 1,000,000,000 shares of our common stock at a share price of $0.0003.

In addition, in February 2023, the Company issued to an investor and a designee an aggregate of 1,440,000,000 shares of common stock in satisfaction of a loan made by the investor to the Company in the principal amount of $120,000 plus interest of $24,000 of accrued interest for the 10-year loan period.

Management believes that funds on hand, as well as the subscription proceeds that we are to receive on a periodic basis under the committed subscription agreements with our director, will enable us to fund our operations and capital expenditure requirements through the next twelve months. We are substantially dependent on the periodic investment by our director and any disruption of this arrangement will likely materially adversely affect our business.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Interim Chief Executive Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Interim Chief Executive Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on that evaluation, our management, including our Chief Executive Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2023.

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

Changes in Internal Controls over Financial Reporting.

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

At the hearing on September 12, 2023, the Company’s counterclaims were dismissed but the defenses as to the status of the shares at the time of sale by EL were upheld. EL has contacted the Company to negotiate a settlement.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition, or future results.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, except as noted below.

Our principal executive offices and other significant operations are located in Israel, and, therefore, our results may be adversely affected by political, economic and military instability in Israel, including the recent attack by Hamas and other terrorist organizations from the Gaza Strip and Israel’s war against them.

Our executive offices and corporate headquarters are located in Israel. In addition, most of our officers are residents of Israel. Accordingly, political, economic and military and security conditions in Israel and the surrounding region may directly affect our business. Any conflicts, political instability, terrorism, cyberattacks or any other hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could adversely affect our operations. Ongoing and revived hostilities in the Middle East or other Israeli political or economic factors, could harm our operations.

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks.

The intensity and duration of Israel’s current war against Hamas is difficult to predict, as are such war’s economic implications on the Company’s business and operations and on Israel’s economy in general. These events may be intertwined with wider macroeconomic indications of a deterioration of Israel’s economic standing, which may have a material adverse effect on the Company and its ability to effectively conduct some of its operations.

In connection with the Israeli security cabinet’s declaration of war against Hamas and possible hostilities with other organizations, several hundred thousand Israeli military reservists were drafted to perform immediate military service. Certain of our consultants in Israel have been called, and additional employees (or their spouses or partners) may be called, for service in the current or future wars or other armed conflicts with Hamas, and such persons may be absent for an extended period of time. As a result, our operations in Israel may be disrupted by such absences, which disruption may materially and adversely affect our business, prospects, financial condition and results of operations.

Following the attack by Hamas on Israel’s southern border, Hezbollah in Lebanon has also launched missile, rocket and shooting attacks against Israeli military sites, troops, and Israeli towns in northern Israel. In response to these attacks, the Israeli army has carried out a number of targeted strikes on sites belonging to Hezbollah in southern Lebanon. It is possible that other terrorist organizations, including Palestinian military organizations in the West Bank, as well as other hostile countries, such as Iran, will join the hostilities. Such hostilities may include terror and missile attacks. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and results of operations. Our commercial insurance does not cover losses that may occur as a result of events associated with war and terrorism. Although the Israeli government currently covers the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot assure you that this government coverage will be maintained or that it will sufficiently cover our potential damages. Any losses or damages incurred by us could have a material adverse effect on our business. Any armed conflicts or political instability in the region would likely negatively affect business conditions and could harm our results of operations.

Further, in the past, the State of Israel and Israeli companies have been subjected to economic boycotts. Several countries still restrict business with the State of Israel and with Israeli companies. These restrictive laws and policies may have an adverse impact on our operating results, financial condition or the expansion of our business. A campaign of boycotts, divestment and sanctions has been undertaken against Israel, which could also adversely impact our business.

Prior to the Hamas attack in October 2023, the Israeli government pursued extensive changes to Israel’s judicial system. In response to the foregoing developments, individuals, organizations and institutions, both within and outside of Israel, have voiced concerns that the proposed changes may negatively impact the business environment in Israel including due to reluctance of foreign investors to invest or transact business in Israel as well as to increased currency fluctuations, downgrades in credit rating, increased interest rates, increased volatility in securities markets, and other changes in macroeconomic conditions. The risk of such negative developments has increased in light of the recent Hamas attacks and the war against Hamas declared by Israel, regardless of the proposed changes to the judicial system and the related debate. To the extent that any of these negative developments do occur, they may have an adverse effect on our business, our results of operations and our ability to raise additional funds, if deemed necessary by our management and board of directors.

The Company is dependent on the funding arrangement with its director and any disruption of such funding arrangement is likely to have a material adverse effect our liquidity and operations.

Management has prepared an assessment as to the Company’s ability to continue as a going concern in accordance with ASC 205-40, Going Concern (“ASC 205-40”) and has concluded the adverse conditions associated with the Company’s operating results and financial condition do not individually or in the aggregate raise substantial doubt about the Company’s ability to continue as a going concern as of the issuance date of the Company’s consolidated financial statements as of and for the period of nine months ended September 30, 2023 (the “issuance date”).  Management reached this conclusion based on their belief, in consideration of the criteria prescribed by ASC 205-40, that it is probable the Company will be able to meet its obligations as they become due for the next twelve months beyond the issuance date based on the investment agreement with Mr. George Baumeohl, a Company director, entered into on November 1, 2022, where the director has committed to invest up to $3,000,000 through August 2025, as needed by the Company through the purchase of shares of the Company’s common stock. Notwithstanding management’s conclusion, in the event for whatever reason the funds under such investment agreement are not remitted to the Company as needed, then the Company’s operations and liquidity are likely to be materially adversely affected.

Note 1 to the consolidated financial statements discloses all the matters of which management is aware of that is relevant to the Company’s ability to continue as a going concern, including the adverse conditions or events that identified by management, their evaluation of the significance of these conditions and events in relation to the Company’s ability to meet its obligations. Our report is not modified with respect to this matter.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

1. On August 14, 2023, the Company received subscription proceeds of $150,000 under the investment agreement with Mr. Baumeohll in respect of which in respect of which the Company issueMr. Baumeohl 500,000,000 shares of Common Stock.

2. On October 3, 2023, the Company received subscription proceeds of $150,000 under the investment agreement with Mr. Baumeohll in respect of which in respect of which the Company issueMr. Baumeohl 500,000,000 shares of Common Stock.

We relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) thereof and/or Regulation S promulgated by the SEC under the Act with respect to the issuance of such securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION:

None

ITEM 6. EXHIBITS

Exhibit Index:

10.1	Term Sheet between World Health Energy Holdings, Inc. and Cuentas Inc. dated October 16, 2023(incorporated by reference to the Current Report on Form 8-K filed on October 20, 2023).

31.1*	Certification of Interim Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of Interim Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD HEALTH ENERGY HOLDINGS, INC.
(Registrant)

By:	/s/ Giora Rozensweig
Giora Rozensweig
Interim Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Date:	November 20, 2023

