Form 10-K
period 2023-12-31
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2024-04-15
CIK 943535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

MARK ONE:

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 14, 2024, there were 520,796,074,663 shares of the registrant’s common stock, par value $0.00001 per share, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2023) was approximately $8,414,607, as computed by reference to the closing price of such common stock on OTC Market on such date.

2023 ANNUAL REPORT (SEC FORM 10-K)

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

PART I

Item 1. BUSINESS

Overview

World Health Energy Holdings (“WHEN” or the “Company” or “us” ) is primarily engaged in the global telecom and cybersecurity technology field. On April 27, 2020, WHEN completed a reverse triangular merger pursuant to the Merger Agreement among the Company, R2GA, UCG, SG, and RNA. Under the terms of the Merger Agreement, R2GA merged with and into SG, with SG remaining as the surviving corporation and a wholly-owned subsidiary of the Company. The Merger became effective as of April 27, 2020. Each of Gaya Rozensweig and George Baumeohl, directors of the Company, are also the sole shareholders and directors of UCG.

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

The global telecom services market size was valued at USD $172.32 billion in 2023 and is expected to expand at a compound annual growth rate (CAGR) of 6.2% from 2023 to 2030 1. The global cyber security market size is projected to grow from billion in 2023 to $424.97 billion in 2030, at a CAGR of 4.51%2 during the forecast years. By combining the telecom focus with our existing cyber security product offering, our plan is to bring to market a new standard of service in value added telecom and security solutions for B2B and B2C customers alike.

Through March 31, 2024, CrossMobile signed up approximately 2,000 paying subscribers, including B2B and B2C subscribers. CrossMobile intends during the next 12 months to build a strong telecom brand empowered by ‘state of the art’ technology, competitive pricing and a product mix including proprietary AI and WHEN’s cybersecurity solutions.

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

During the fourth quarter of 2023, the company amortized its investment in InstaView and recorded an impairment charge of $151,015.

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

The third step expected to be initiated in fourth quarter of 2024 in is to copy and paste the same scenario of combining Cyber Care and Mobile Telecom to other selected markets in North Africa, the USA and Europe.

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

Financial Support

In November 2022, we entered into an investment agreement with George Baumeohl, our director, pursuant to which Mr. Baumeohl has agreed to support our operation by way of an equity investment of up to $3 million through August 2025, as needed. The agreement provides for sales of our common stock go Mr. Baumeohl at per share purchase prices ranging between $0.0003 and $0.0005. As of the date of this report, we have received an aggregate of $1,700,000 from Mr. Baumeohl

Competition

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

Employees

As of April 14, 2024, we had eight (14) employees, of which eight (8) are primarily engaged in research and development, two (2) engaged in selling and marketing and four (4) in administrative positions.

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

Risk Related to our Financial Position

The Company is dependent on the funding arrangement with its director and any disruption of such funding arrangement is likely to have a material adverse effect our liquidity and operations.

Management has prepared an assessment as to the Company’s ability to continue as a going concern in accordance with ASC 205-40, Going Concern (“ASC 205-40”) and has concluded the adverse conditions associated with the Company’s operating results and financial condition do not individually or in the aggregate raise substantial doubt about the Company’s ability to continue as a going concern as of the issuance date of the Company’s consolidated financial statements as of and for the period of year ended December 31, 2023 (the “issuance date”). Management reached this conclusion based on their belief, in consideration of the criteria prescribed by ASC 205-40, that it is probable the Company will be able to meet its obligations as they become due for the next twelve months beyond the issuance date based on the investment agreement with Mr. George Baumeohl, a Company director, entered into on November 1, 2022, where the director has committed to invest up to $3,000,000, as needed by the Company through the purchase of shares of the Company’s common stock. In addition, certain shareholders have agreed to provide additional financial support to the Company in the event that the remaining funds provided under the November 1, 2022 investment agreement are not sufficient to support operations. Notwithstanding management’s conclusion, in the event for whatever reason the funds under such investment agreement are not remitted to the Company as needed, then the Company’s operations and liquidity are likely to be materially adversely affected.

We have generated to date an insignificant amount of revenue from commercial sales to date and our future profitability is uncertain.

We are incorporated in Delaware and have a limited operating history, and our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with development and expansion of a new business enterprise. Since inception, we have incurred losses and expect to continue to operate at a net loss for at least the next year. Our net losses for the years ended December 31, 2023 and December 31, 2022, were $7,050,400 and $9,946,375, respectively, and our accumulated deficit as of December 31, 2023 and December 31, 2022 was $23,015,196 and $16,035,848, respectively. There can be no assurance that the products will be successfully commercialized, and the extent of our future losses and the timing of our profitability are highly uncertain. If we are unable to achieve profitability, we may be unable to continue our operations.

If we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development and you will likely lose your entire investment.

We will need to continue to seek capital from time to time to continue development of our products and we cannot provide any assurances that any revenues they may generate in the future will be sufficient to fund our ongoing operations. We believe that we will need to raise substantial additional capital to fund our continuing operations and the development and commercialization of our products. We anticipate that we will need an additional $1,300,000 to build the infrastructure for our sustained growth.

Our business or operations may change in a manner that would consume available funds more rapidly than anticipated and substantial additional funding may be required to maintain operations, fund expansion, develop new or enhanced products, acquire complementary products, business or technologies or otherwise respond to competitive pressures and opportunities, such as a change in the regulatory environment. In addition, we may need to accelerate the growth of our sales capabilities and distribution beyond what is currently envisioned, and this would require additional capital. However, we may not be able to secure funding when we need it or on favorable terms. We may not be able to raise sufficient funds to commercialize the products we intend to develop.

If we cannot raise adequate funds to satisfy our capital requirements, we will have to delay, scale back or eliminate our research and development activities or future operations. We may also be required to obtain funds through arrangements with collaborators, which arrangements may require us to relinquish rights to certain technologies or products that we otherwise would not consider relinquishing, including rights to certain major geographic markets. This could result in sharing revenues which we might otherwise retain for ourselves. Any of these actions may harm our business, financial condition and results of operations.

The amount of capital we may need depends on many factors, including the progress, timing and scope of our product development programs; our ability to enter into and maintain collaborative, licensing and other commercial relationships; and our partners’ commitment of time and resources to the development and commercialization of our products.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our products on unfavorable terms to us.

We may seek additional capital through a variety of means, including through private and public equity offerings and debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms of such financings may include liquidation or other preferences, anti-dilution rights, conversion and exercise price adjustments and other provisions that adversely affect the rights of our stockholders, including rights, preferences and privileges that are senior to those of our holders of common stock in the event of a liquidation. In addition, debt financing, if available, could include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures, or declaring dividends and may require us to grant security interests in our assets. If we raise additional funds through collaborations, strategic alliances, or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, or products or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may need to curtail or cease our operations.

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

Risks Relating to Our Israel Operations

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

Our sales may be adversely affected by boycotts of Israel.

Several countries, principally in the Middle East, restrict doing business with Israel and Israeli companies, and additional countries may impose restrictions on doing business with Israel and Israeli companies whether as a result of hostilities in the region or otherwise. In addition, there have been increased efforts by activists to cause companies and consumers to boycott Israeli goods based on Israeli government policies. Such actions, particularly if they become more widespread, may adversely impact our ability to sell our products.

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

As of the date of this current report on Form 10-K, our directors, executive officers, principal stockholders and affiliated entities beneficially own, in the aggregate, approximately 83.84% of our outstanding voting securities. Additionally, Ms. Gaya Rozensweig, one of our directors, holds Series A preferred Stock which allows her to vote with holders of the Common Stock on an as converted basis giving her effective control of any vote.

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

Item 1B. Unresolved Staff Comments.

None.

ITEM 1C. CYBERSECURITY

We recognize the importance of developing, implementing and maintaining cybersecurity measures to better safeguard our information systems and protect the confidentiality, integrity and availability of our data. Our management team will work to evaluate and address cybersecurity risks in alignment with our business objectives and operational needs. We have not been subject to cybersecurity challenges that have materially impaired our operations or financial standing. In the future, the Company will require the Board and employees to complete cybersecurity training related to the physical security of assets, data privacy and other information security policies and procedures.

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

On or about, January 19, 2022, EL filed a lawsuit in the Delaware Court of Chancery seeking to remove the restrictive legend from all the shares of Common Stock held by EL (the “2022 Lawsuit”), which are approximately 23,000,000,000 shares. The Company is vigorously defending the 2022 Lawsuit, which is currently in the discovery. Trial is scheduled for May 5, 2025.

On June 24, 2022 the Company filed an amended complaint in Palm Beach County, Florida (CASE NO. 50-2020- CA-011735), alleging violation of Fla. Stat. 517.301, seeking declaratory relief with regard to the status of the shares held and transferred by EL, and seeking a temporary injunction with regard to the transfer of any subject shares.

The Florida Court dismissed the amended complaint based on the statute of limitations.

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

Market Information

As of April 14, 2024, there were 398 active holders of record of our common stock, and the last reported sale price of our common stock on the OTC Pink-tier of OTC Markets on April 12, 2024 was $0.0003.

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

Unregistered Sales of Equity Securities

On November 1, 2022, we entered into an investment agreement with George Baumeohl, Company’s director, pursuant to which Mr. Baumeohl has agreed to support Company’s operation by way of an equity investment of up to $3 million, as needed.

a.	On September 9, 2023 the Company received subscription proceeds of $150,000 under the investment agreement with Mr. Baumeohl in respect of which he is entitled to 500,000,000 shares of Common Stock which have not been issued as of the date of this report
b.	On October 12, 2023 the Company received subscription proceeds of $175,000 under the investment agreement with Mr. Baumeohl in respect of which he is entitled to 562,500,000 shares of Common Stock which have not been issued as of the date of this report.
c.	On December 21, 2023 the Company received subscription proceeds of $150,000 under the investment agreement with Mr. Baumeohl in respect of which he is entitled to 375,000,000 shares of Common Stock which have not been issued as of the date of this report.

We relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) thereof and/or Regulation S promulgated by the SEC under the Act with respect to the issuance of such securities.

Issuer Purchases of Equity Securities

None

Transfer Agent

Our transfer agent is Continental Stock Transfer & Trust Company, with an address at 17 Battery Place, New York, NY 10004.Their telephone number is (212) 509-4000.

Item 6 -RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the fiscal years ended December 31, 2023 and December 31, 2022 and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2023, as compared to the fiscal year ended December 31, 2022. This discussion should be read in conjunction with our consolidated financial statements for the fiscal years ended December 31, 2023 and December 31, 2022 and related notes included elsewhere in this Annual Report on Form 10-K. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains numerous forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Item 1A. Risk Factors.”

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

During the fourth quarter of 2023, the company amortized its investment in InstaView and recorded an impairment charge of $151,015.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Results of Operations

Summary of Results of Operations

	Year ended
	December 31
	2023	2022

Revenues	$207,709	$91,120
Operating Expenses
Research and development expenses	(1,935,085)	(1,390,545)
Selling and marketing expenses	(92,053)	(15,656)
General and administrative expenses	(5,080,725)	(8,625,959)
Operating loss	(6,900,154)	(9,941,040)
Financing income, net	2,746	15,529
Other loss	(151,015)	-
Loss before equity in net loss of equity investments	(7,048,423)	(9,925,781)
Less: Share in net gain (loss) of equity investments	(1,977)	(20,594)
Net loss	(7,050,400)	(9,946,375)
Net loss attributable to non-controlling interests	71,052	3,977
Net loss attributable to the Company’s stockholders	(6,979,348)	(9,942,398)

Revenues

Our total revenue consists of sales of our products and services.

The following table discloses the breakdown of revenues and costs of revenues:

	Year Ended December 31
	2023	2022
Revenues	207,709	91,120

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

The following table discloses the breakdown of research and development expenses:

	Year Ended December 31
	2023	2022
Salaries and related expenses	$268,358	$340,054
Share-based compensation expenses	1,335,600	909,637
Subcontractors and other development costs	175,711	37,723
Depreciation and amortization	18,617	11,689
Rent and office maintenance	113,334	54,561
Other expenses	23,465	36,881
Total	$1,935,085	$1,390,545

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related expenses, professional services and other expenses.

The following table discloses the breakdown of selling and marketing expenses:

	Year Ended December 31
	2023	2022
Salaries and related expenses	$92,053	$322
Professional services	-	13,815
Other expenses	-	1,519
Total	$92,053	$15,656

We expect that our selling and marketing expenses will increase as we continue to increase our selling and marketing efforts in 2024 following the acquisition of Cross Mobile and our efforts to be in the air with standard packages of Voice, SMS and Data in Poland and International Roaming and initiate cooperation with existing or build new Telecom operators.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, professional services, rent and office maintenance and other non-personnel related expenses.

The following table discloses the breakdown of general and administrative expenses:

	Year Ended December 31
	2023	2022
Salaries and related expenses	$234,395	$259,587
Share-based compensation expenses	4,410,362	8,119,940
Professional services	314,135	87,383
Rent and office maintenance	28,308	16,975
Other expenses	93,525	142,074
Total	$5,080,725	$8,625,959

Revenues

Revenues for the years ended December 31, 2023 and 2022 were $207,709 and $91,120, respectively.

Research and Development Expenses.

Research and development expenses consist of salaries and related expenses, share-based compensation expenses, consulting fees, service providers’ costs and overhead expenses. Research and development expenses increased from $1,390,545 for the year ended December 31, 2022 to $1,935,085 in 2023. The increase resulted primarily from increase in non-cash share-based compensation expenses and in rent and maintenance costs partially offset by decrease in salaries and related expenses.

Selling and Marketing Expenses. Selling and marketing expenses consist primarily of salaries and related expenses. Selling and marketing expenses for the year ended December 31, 2023 amounted to $92,053 as compared to $15,656 for the year ended December 31, 2022. The increase is primarily attributable to increase in salaries and related expenses.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses, share-based compensation expenses and other non-personnel related expenses such as legal expenses. General and administrative expenses decreased from $8,625,959 for the year ended December 31, 2022 to $5,091,007 in 2023. The decrease is primarily attributed to the decrease in non-cash share-based compensation expenses partially offset by increase in professional services expenses.

Financing Income, Net. Financing income, net decreased from financing income of $2,746 for the year ended December 31, 2022 to financing income, net of $13,832 for the year ended December 31, 2023. The decrease is mainly a result of currency exchange differences between the Dollar and the New Israeli Shekel offset by increase in related parties’ interest.

Net Loss. Net loss for the year ended December 31, 2023 was $7,050,314 and is primarily attributable to increase in share based compensation expenses to our employees and services providers.

Financial Condition, Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. At December 31, 2023 and December 31, 2022, we had current assets of $250,894 and $276,508, respectively, and total assets of $10,198,927 and $10,233,018 respectively. We had current liabilities of $718,137 as compared to $787,683 as of December 31, 2023 and December 31, 2022, respectively and total liabilities of $3,869,960 as compared to $3,948,646 as of December 31, 2023 and December 31, 2022, respectively.

At December 31, 2023, we had a cash balance of $46,435 to the cash balance of $56,346 as of December 31, 2022. We have no cash equivalents.

At December 31, 2023, we had a negative working capital of $467,243 as compared with a working capital deficiency of $511,175 at December 31, 2022.

In addition, in February 2023, the Company issued to an investor and a designee an aggregate of 1,440,000,000 shares of common stock in satisfaction of a loan made by the investor to the Company in the principal amount of $120,000 plus interest of $24,000 of accrued interest for the 10-year loan period.

Financial Support

In November 2022, we entered into an investment agreement with George Baumeohl, our director, pursuant to which Mr. Baumeohl has agreed to support our operation by way of an equity investment of up to $3 million through August 2025, as needed. The agreement provides for sales of our common stock to Mr. Baumeohl at per share purchase prices ranging between $0.0003 and $0.0005. As of the date of this report, we received an aggregate of $1,700,000 from Mr. Baumeohl of which he was issued 20,833,333,333 shares of our common stock at a per share price ranging between $0.0003 and $0.0004.

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

Item 8. Financial Statements and Supplementary Data.

The Company’s consolidated financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1. The Company’s consolidated balance sheet as of December 31, 2023, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the year then ended have been audited by Barzily & Co.. The Company’s consolidated balance sheet as of December 31, 2022, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the year then ended have been audited by Brightman Almagor Zohar & Co., Certified Public Accountants, a Firm in the Deloitte Global Network These financial statements have been prepared in accordance with accounting principles generally accepted in the United State of America and pursuant to Regulations S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K. The financial statements have been prepared assuming the Company will continue as a going concern.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Dismissal of Independent Registered Public Accounting Firm

On March 6, 2024, our Board of Directors (the “Board”) dismissed Brightman Almagor Zohar & Co., Certified Public Accountants, a Firm in the Deloitte Global Network (“Deloitte”) as the Company’s independent registered public accounting firm (the “Dismissal’). Deloitte had served as the Company’s independent registered public accounting firm since 2022.

The audit report of Deloitte on the consolidated financial statements of the Company for the fiscal year ended December 31, 2022 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal year ended December 31, 2022, and through and during the subsequent interim period through March 6, 2024, there were no (i) disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that, if not resolved to Deloitte’s satisfaction, would have caused Deloitte to make reference to the subject matter of the disagreement in connection with its report and; (ii) “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K. Deloitte did not act as the Company’s independent registered public accounting firm during the fiscal year ending December 31, 2021.

Appointment of Independent Registered Public Accounting Firm

On March 11, 2024, in connection with the Dismissal, the Board appointed Barzily and Co CPAs (“Barzily”), as the Company’s independent registered public accounting firm for the year ending December 31, 2023.

During the two most recent fiscal years ended December 31, 2022 and December 31, 2021 and during the subsequent interim period from January 1, 2023 through March 11, 2024, neither the Company nor anyone on its behalf consulted Barzily regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Barzily concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement” or a “reportable event”, each as defined in Regulation S-K Item 304(a)(1)(iv) and 304(a)(1)(v), respectively.

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

We conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023 for the reasons discussed below:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Set forth below are the names, ages, position with the Company and business experiences of the executive officers and directors of the Company.

Name	Age	Position(s) with Company

Giora Rozensweig	51	Chief Executive Officer
Maj (Ret) Danny Yatom	79	President
Tom Tromer	57	CEO of CrossMobile
Gaya Rozensweig	42	Director
George Baumoehl	58	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have not filed the required reports in a timely manner during the fiscal year ended December 31, 2023.

Insider Trading Policy

Given our small size, our board of directors has not yet adopted an insider trading policy that is appropriate for a company of our size. The board intends to consider an adopt an appropriate insider trading policy during the 2024 fiscal year.

Item 11. Executive Compensation.

The following table sets forth certain compensation information for: (i) our principal executive officer or other individual serving in a similar capacity during our fiscal year ended December 31, 2023, (ii) our two most highly compensated executive officers other than our principal executive officers who were serving as executive officers at December 31, 2023 whose compensation exceed $100,000 and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2022. Compensation information is shown for the fiscal years ended December 31, 2023 and 2022:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)		Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Giora Rozensweig	2023	109,177	-	-	727,709		-	-	-	836,886
	2022	153,337	-	-	651,002	[2]	-	-	-	804,339
Gaya Rozensweig	2023	133,779	-	-	-		-	-	-	133,779
	2022	130,490	-	-	-		-	-	-	130,490
Danny Yatom	2023	-	-	-	879,562		-	-	-	879,562
	2022	-	-	-	1,634,772	[3]	-	-	-	1,634,772
Tom Tromer	2023		-	-	728,764		-	-	-	728,764
	2022	-	-	-	1,203,723	[4]	-	-	-	1,203,723

1. In accordance with SEC rules, the amounts in this column reflect the fair value on the grant date of the option awards granted to the named executive, calculated in accordance with ASC Topic 718. Stock options were valued using the Black-Scholes model. The grant-date fair value does not necessarily reflect the value of shares which may be received in the future with respect to these awards. The grant-date fair value of the stock options in this column is a non-cash expense for us that reflects the fair value of the stock options on the grant date and therefore does not affect our cash balance. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our Common Stock on the date of exercise. For a discussion of the assumptions made in the valuation of the stock options, see Note 11 to the financial reports attached to this Annual Report.

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

On October 21, 2020, RNA Ltd., the Company’s subsidiary, and Gaya Rozensweig entered into an employment agreement providing for the employment (the “Gaya Employment Agreement”) of Ms. Gaya Rozensweig as RNA’s controller, with retroactive application to July 1, 2020. Under the Gaya Employment Agreement, Ms. Rozensweig is paid an annual gross salary of the current New Israeli Shekel equivalent of $93,500, payable monthly. Under the Gaya Rosenzweig Employment Agreement, she also receives the following: (i) Manager’s Insurance under Israeli law for the benefit of Ms. Rosenzweig pursuant to which RNA contributes amounts equal to (a) 8-1/3 percent (and Ms. Rosenzweig contributes an additional 5%) of each monthly salary payment, and (b) 6.5% of Ms. Rosenzweig’s salary (with Ms. Rosenzweig contributing an additional 6%) to a pension fund, a form of deferred compensation program established under Israeli law. The Gaya Employment Agreement also contains certain provisions for termination by RNA, which may result in a severance payment equal to twenty four months of base salary then in effect.

Other than as provided above, Mr. Tromer does not have any other compensatory arrangement with either CrossMobile or WHEN.

Termination of Employment and Change of Control Arrangement

Under each of the Giora Employment Agreement and the Gaya Employment Agreement, in the event that the Company terminates the agreement for reasons other than cause , then the employee isentitled to two years of salary payments.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2023

The following table sets forth information concerning equity awards held by each of our Named Executive Officers as of December 31, 2023.

Name	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Securities Underlying RSUs (#) Unvested
Danny Yatom	3,750,000,000	2,250,000,000	$0.0001	6/26/31	—
Giora Rozensweig	1,250,000,000	3,750,000,000	$0.0001	5/14/31	—

There were no outstanding equity awards at December 31, 2023 to our named executive officers.

Compensation of Directors

We have no standard arrangements for compensating our board of directors for their attendance at meetings of the Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain aggregate information with respect to the Company’s shares of common stock that as of December 31, 2023 were issuable under its 2021 Equity Incentive Plan in effect as of December 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in first column) (3)
Equity compensation plans approved by security holders	46,902,000,000	$0.0001	3,098,000,000

Equity compensation plans not approved by security holders	—	—	—

Total	46,902,000,000	$0.0001	3,098,000,000

(1)	Represents shares of common stock issuable under our 2021 Equity Incentive Plan upon exercise of outstanding options to purchase 46,902,000,000 shares of common stock.

(2)	The weighted average remaining term for the expiration of remaining stock options is 2.74 years.

(3)	Represents shares of common stock available for future issuance under equity compensation plans.

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

Name of Beneficial Owner	COMMON STOCK		% of class (Common Stock) (1)	SERIES A PREFERRED STOCK (6)	% of class (Series A Preferred)
Officers and Directors
Giora Rozensweig, Interim Chief Executive Officer	2,500,000	(2)	*	—	—

Gaya Rozensweig, Director	27,383,333,333	(3)	5.26%	2,500,000	50%

George Baumeohl, Director	20,266,666,666	(3)	3.89%	2,500,000	50%

Danny Yatom, President	4,625,000,000	(4)	*	—	—

Tom Tromer	4,875,000,000	(5)	*	—	—

5% or More Shareholders
UCG, Inc. (3)	387,000,000,000		74.31%

Total Held by Officers and Directors of Each Class(5 persons)	59,649,999,999		11.24%	5,000,000	100%

* Less than 1%

1.	Based on 520,796,074,663 shares of Common Stock outstanding as of April _, 2024.

2.	Represents shares issuable upon vested options or options scheduled to vest in the next 60 days. Gaya Rozensweig is the spouse of Giora Rozensweig. While the shares of Common Stock are held as of record by Gaya Rozensweig, both persons may be deemed to control the voting and disposition of these shares.

3.	The sole shareholders and directors of UCG, Inc. are Gaya Rozensweig and George Baumeohl and, as such, they may be deemed to beneficially own these shares. The address of UCG Inc. is 1825 NW Corporate Blvd. Suite 110, Boca Raton, Florida 33431.

4.	Represents shares issuable upon vested options or options scheduled to vest in the next 60 days.

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

Item 14. Principal Accounting Fees and Services.

Our independent registered public accounting firm for the year ended December 31, 2022 was Brightman Almagor Zohar & Co., Certified Public Accountants, a Firm in the Deloitte Global Network (“Deloitte”), which served as the Company’s auditors (since October 2022). The following is a summary of the fees billed by Deloitte during the calendar years ended December 31, 2023 and 2022:

	2023	2022
Audit Fees	$120,000	$130,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$120,000	130,000

Our independent registered public accounting firm for the year ended December 31, 2023 is Barzily and Co CPAs (“Barzily”) was appointed on March 11, 2024. The following is a summary of the fees billed by Barzily, during the calendar years ended December 31, 2023 and 2022:

	2023	2022
Audit Fees	$48,000	$—
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$48,000	—

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

	3.	Exhibits

The following exhibits are filed or “furnished” herewith:

Exhibit No	Description
2.1	Agreement and Plan of Merger (the “Merger Agreement”) among World Health Energy Holding, Inc., R2GA, Inc., a Delaware corporation and a wholly owned subsidiary of the Company, UCG, Inc., a Florida corporation, SG 77 Inc., a Delaware corporation and wholly-owned subsidiary of Seller, and RNA Ltd., an Israeli company and a wholly owned subsidiary of SG. (incorporated from the Current Report on Form 8-K filed on April 30, 2020)

3.1	Articles of Incorporation, as amended (incorporated from Form 10Sb filed on July 23, 1999)

3.2	Amended and Restated Bylaws (incorporated from Form 10Sb filed on July 23, 1999)

4.1	Description of Registrant’s securities (incorporated from the Annual Report on Form 10-K filed on April 17, 2023)

10.1	Personal Employment Agreement with Giora Rozensweig (incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed on November 23, 2020)

10.2	Personal Employment Agreement with Gaya Rozensweig (incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed on November 23, 2020)

10.3	Setoff Agreement dated as of December 31, 2020 among World Health Energy Holding, Inc., SG 77 Inc., RNA Ltd., Giora Rozensweig, Gaya Rozensweig and George Baumoehl (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2021 filed on April 15, 2021)

10.4	Irrevocable License and Royalty Agreement dated as of December 31, 2020 between Giora Rozensweig and SG 77 Inc. (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2021 filed on April 15, 2021)

10.5	Subscription Agreement dated as of November 1, 2022 between the Company and Mr. George Baumeohl

21.1	Subsidiaries of the Registrant (incorporated from the Annual Report on Form 10-K filed on April 17, 2023)

31	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (and principal and accounting officer).*

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.*

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD HEALTH ENERGY HOLDINGS, INC.
(Registrant)

By:	/s/ Giora Rozensweig
Giora Rozensweig
Interim Chief Executive Officer

Date: April 15, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Giora Rozensweig	CEO	April 15, 2024
Giora Rozensweig

/s/ Danny Yatom	President	April 15, 2024
Danny Yatom

/s/ Gaya Rozensweig	Director	April 15, 2024
Gaya Rozensweig

/s/ George Baumoehl	Director	April 15, 2024
George Baumoehl

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023

IN U.S. DOLLARS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of

World Health Energy Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of World Health Energy Holdings, Inc. (the “Company”) as of December 31, 2023, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit

Determine whether the CrossMobile intangible assets required impairment – Refer to Notes 1.C and 7 to the consolidated financial statements

Critical Audit Matter Description

In 2022, the Company increased its holding in CrossMobile Sp.z o.o. (CrossMobile) from 26% to 51%. This transaction was accounted for as an asset acquisition. The Company used the cost accumulation method to determine the cost of the intangible assets acquired which totaled approximately $9.7 million. As discussed in Note 2, the Company’s identifiable intangible assets are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of December 31, 2023, the Company determined that an impairment was not required.

How the Critical Audit Matter Was Addressed in the Audit

Auditing the Company’s impairment tests over the intangible assets was complex and highly judgmental due to the significant estimation required in determining fair value and required extensive auditor effort. In particular, the fair value estimates were sensitive to significant assumptions, such as revenue growth rates, operating margins, cash flows, terminal value, and weighted average cost of capital, which are affected by expectations about future market or economic conditions and expected future operating results.

Our audit procedures related to the determination the value of the CrossMobile asset included the following, among others:

●	We obtained an understanding of the Company’s controls over the intangible assets impairment process, including controls over .
●	We performed audit procedures that included, among others, assessing the valuation methodologies used by the Company, involving our valuation specialists to assist in testing the significant assumptions described above that are used in the valuations, and testing the completeness and accuracy of the underlying data the Company used in its analyses.
●	We also performed a sensitivity analysis over the significant assumptions to evaluate the impact that changes in significant assumptions would have on the fair value of the intangible assets.

We have served as the Company’s auditor since 2024

/s/ Barzily & Co. , CPAs

BARZILY AND CO., CPA’s

Jerusalem, Israel,

April 15, 2024

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

/s/ Brightman Almagor Zohar & Co.

Brightman Almagor Zohar & Co.

Certified Public Accountants

A Firm in the Deloitte Global Network

Tel Aviv, Israel

April 17, 2023

We began serving as the Company’s auditor in 2022. In 2024 we became the predecessor auditor.

WORLD HEALTH ENERGY HOLDINGS, INC .

CONSOLIDATED BALANCE SHEETS

(U.S. dollars)

	December 31,	December 31,
	2023	2022
Assets
Current Assets
Cash and cash equivalents	46,435	56,346
Accounts receivable, net of allowance for doubtful account of $7,545 and $28,882 as of December 31, 2023 and 2022. respectively	51,011	23,362
Inventory	4,699	-
Prepaid share-based payment to service providers	-	55,556
Other current assets (Note 3)	148,749	141,244
Total Current assets	250,894	276,508

Non-current assets
Right-of-use asset (Note 6)	116,548	166,882
Long term prepaid expenses	25,496	23,679
Property and equipment, net (Note 4)	55,473	43,167
Funds in respect of employee rights upon termination	56,558	28,824
Intangible assets (Note 7)	9,693,958	9,693,958
Total non-current assets	9,948,033	9,956,510

Total assets	10,198,927	10,233,018

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	106,964	107,979
Short term operating lease liability (Note 6)	56,245	57,971
Other current liabilities (Note 5)	554,928	621,733
Total Current Liabilities	718,137	787,683
Non-current Liabilities
Liability for employee rights upon retirement	217,617	180,066
Long term loan from parent company	2,012,339	2,012,339
Long term operating lease liability (Note 6)	49,411	96,102
Deferred tax liability	872,456	872,456
Total non-current liabilities	3,151,823	3,160,963

Total liabilities	3,869,960	3,948,646
Stockholders’ Deficit (Note 10)
Series A preferred stock $0.0007 par value, 10,000,000 shares authorized, 5,000,000 shares issued and outstanding as of December 31, 2023, and December 31, 2022	3,500	3,500
Common stock $0.00001 par value, 750,000,000,000 shares authorized as of December 31, 2023 and December 31, 2022. 520,796,074,663 and 516,302,741,330 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	67,162,651	67,117,718
Additional paid-in capital	(33,985,758)	(40,614,231)
Treasury stock at cost – 20,000,000,000 shares of common stock	(8,000,000)	(8,000,000)
Proceeds on account of shares	450,000	-
Accumulated other comprehensive income (loss)	(17,779)	(2,611)
Accumulated deficit	(23,015,196)	(16,035,848)
Total Company’s stockholders’ equity	2,597,418	2,468,528
Non-controlling interests	3,731,549	3,815,844
Total stockholders’ equity	6,328,967	6,284,372
Total liabilities and stockholders’ equity	10,198,927	10,233,018

The accompanying notes are an integral part of the consolidated financial statements.

WORLD HEALTH ENERGY HOLDINGS, INC .

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(U.S. dollars except share and per share data)

	Year ended
	December 31
	2023	2022

Revenues	207,709	91,120
Research and development expenses (Note 12)	(1,935,085)	(1,390,545)
Selling and marketing expenses	(92,053)	(15,656)
General and administrative expenses (Note 13)	(5,080,725)	(8,625,959)
Loss from operations	(6,900,154)	(9,941,040)
Financing income, net	2,746	15,259
Other loss (Note 8)	(151,015)
Loss before equity in net loss of equity investments	(7,048,423)	(9,925,781)
Less: Share in net gain (loss) of equity investments	(1,977)	(20,594)
Net loss	(7,050,400)	(9,946,375)
Net loss attributable to non-controlling interests	71,052	3,977
Net loss attributable to the Company’s stockholders	(6,979,348)	(9,942,398)

Basic and diluted net loss per share attributable to common stockholders	(0.00)	(0.00)

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	520,060,275,576	497,734,439,960

Comprehensive loss:
Net loss	(7,050,400)	(9,946,375)
Other comprehensive income - Foreign currency translation adjustments	(28,411)	5,644
Comprehensive loss	(7,078,811)	(9,940,731)
Net - loss attributable to non-controlling interests	71,052	3,977
Other comprehensive income to attributable to non-controlling interests	13,243	(2,760)
Comprehensive loss attributable to the Company’s stockholders	(6,994,516)	(9,939,514)

The accompanying notes are an integral part of the consolidated financial statements.

WORLD HEALTH ENERGY HOLDINGS, INC .

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(U.S. dollars, except share and per share data)

	Series A Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional paid-in capital	Proceeds on account of shares	Treasury shares	Accumulated Other Comprehensive Income	Accumulated deficit	Total Company’s stockholders’ equity (deficit)	Non-Controlling Interest	Total stockholders’ equity (deficit)

BALANCE AS OF DECEMBER 31, 2021	5,000,000	3,500	488,499,407,996	66,839,685	(62,263,494)	-	-	(5,495)	(6,093,450)	(1,519,254)	-	(1,519,254)
CHANGES DURING THE YEAR ENDED DECEMBER 31, 2022:
Issuance of shares (Note 10)	-	-	7,773,333,334	77,733	866,267	-	-	-	-	944,000	-	944,000
Issuance of shares in exchange for services (Note 10)	-	-	30,000,000	300	287,874	-	-	-	-	288,174	-	288,174
Share-based payment to employees and services providers (Note 11)	-	-	-	-	8,741,403	-	-	-	-	8,741,403	-	8,741,403
Issuance of shares for CrossMobile Sp. z o.o.	-	-	20,000,000,000	200,000	11,753,719	-	(8,000,000)	-	-	3,953,719	3,817,061	7,770,780
Other comprehensive income	-	-	-	-	-	-	-	2,884	-	2,884	2,760	5,644
Net loss	-	-	-	-		-			(9,942,398)	(9,942,398)	(3,977)	(9,946,375)
BALANCE AS OF DECEMBER 31, 2022	5,000,000	3,500	516,302,741,330	67,117,718	(40,614,231)	-	(8,000,000)	(2,611)	(16,035,848)	2,468,528	3,815,844	6,284,372
CHANGES DURING THE YEAR ENDED DECEMBER 31, 2023:
Issuance of shares (Note 10)	-	-	3,723,333,333	37,233	791,767	450,000	-	-	-	1,279,000	-	1,279,000
Issuance of shares for investment in an investee (Note 8)	-	-	770,000,000	7,700	146,300	-	-	-	-	154,000	-	154,000
Share-based payment to employees and services providers (Note 11)	-	-	-	-	5,690,406	-	-	-	-	5,690,406	-	5,690,406
Other comprehensive income	-	-	-	-	-	-	-	(15,168)	-	(15,168)	(13,243)	(28,411)
Net loss	-	-	-	-	-	-	-	-	(6,979,348)	(6,979,348)	(71,052)	(7,050,400)
BALANCE AS OF DECEMBER 31, 2023	5,000,000	3,500	520,796,074,663	67,162,651	(33,985,758)	450,000	(8,000,000)	(17,779)	(23,015,196)	2,597,418	3,731,549	6,328,967

The accompanying notes are an integral part of the consolidated financial statements.

WORLD HEALTH ENERGY HOLDINGS, INC .

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars except share and per share data)

	Year ended
	December 31
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(7,050,400)	(9,946,375)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	18,617	11,433
Share in losses of non-consolidated entity	1,977	-
Impairment of non consolidate entity	151,015	-
Share-based compensation expense (Notes 10, 11)	5,745,962	9,029,577
Change in operating lease liability	1,916	(30,276)
Changes in assets and liabilities net of effects from purchase of CrossMobile Sp. z o.o:
Change in liability for employee rights upon retirement	37,551	22,206
Decrease (increase) in accounts receivable	(27,649)	(13,340)
Decrease (increase) in other current assets	(505)	(28,178)
Increase (decrease) in accounts payable	(1,015)	27,921
Increase (decrease) in other current liabilities	48,055	(16,655)
Net cash used in operating activities	(1,074,476)	(943,687)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans granted to related parties	(13,515)	(43,180)
Increase in funds in respect of employee rights upon retirement	(27,734)	(7,642)
Purchase of property and equipment	(30,923)	(26,823)
Cash provided by purchased of CrossMobile Sp. z o. o.	-	87,656
Net cash used in investing activities	(72,172)	10,011

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	685,000	944,000
Proceeds on account of shares	450,000	-
Net cash provided by financing activities	1,135,000	944,000

Effect of exchange rate changes on cash and cash equivalents	1,737	-

INCREASE IN CASH AND CASH EQUIVALENTS	(9,911)	10,324

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	56,346	46,022

CASH AND CASH EQUIVALENTS AT END OF PERIOD	46,435	56,346

Supplemental disclosure of cash flow information:
Non cash transaction:
Investment in purchase of equity method investment	154,000	-
Issuance of shares in exchange for debt	144,000	-
Cash used in purchased of CrossMobile:
Net assets acquired	-	(9,158)
Intangible assets acquired	-	8,704,947
Consideration in shares	-	(8,000,000)
Deferred tax liability	-	(783,445)
Net cash provided by purchase of CrossMobile	-	87,656

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

The SG Merger was accounted for as a reverse asset acquisition. Under this method of accounting, SG was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the facts that, immediately following the SG Merger: (i) SG’s stockholders owned a substantial majority of the voting rights in the combined company, (ii) SG designated a majority of the members of the initial board of directors of the combined company, and (iii) SG’s senior management holds all key positions in the senior management of the combined company. As a result of the reverse asset acquisition transaction, the shareholders of SG received the largest ownership interest in the Company, and SG was determined to be the “accounting acquirer” in the reverse asset acquisition transaction.

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

On October 25, 2022, the Company exercised the Additional Share Purchase Option and acquired the additional 25% shares of CrossMobile such that following the acquisition, the Company increased its holding from 26% to 51% of CrossMobile’s outstanding common stock on a fully diluted basis. In consideration for the exercise of the Additional Share Purchase Option, the Company issued 10,000,000 restricted common stock on November 28, 2022 to Crossmobile. See note 8 below for further information. See note 8 below for further information.

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

During the year ended December 31, 2023, the Company incurred a net loss of $7,050 thousands and used net cash flows in its operations of $1,074 thousands. As of December 31, 2023, the Company had unrestricted cash and cash equivalents of $46 thousands available to fund its operations, and an accumulated deficit of $23,015 thousands.

In response to the risks and uncertainties described above, the Group and George Baumeohl, a Company director, have entered into an investment agreement signed on November 1, 2022, where the director has committed to invest up to $3,000,000 through August 2025, as needed by the Company through the purchase of shares of the Company’s common stock. As of December 31, 2023 an amount of $1,225,000 out of the $3,000,000 was invested in the Company. In addition, certain shareholders including Mr. Baumeohl, have agreed to provide additional financial support to the Company in the event that the remaining funds provided under the November 1, 2022 investment agreement are not sufficient to support operations. See also note 10. the Company continues to carefully evaluate its liquidity position and while it is difficult to predict its future liquidity requirements with certainty, the Company currently expects it will be able to generate sufficient liquidity to fund its operations over the next twelve months beyond the issuance date.

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

G.	In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. Following the attack by Hamas on Israel’s southern border, Hezbollah in Lebanon also launched missile, rocket, drone and shooting attacks against Israeli military sites, troops and Israeli towns in northern Israel. In response to these attacked, the Israeli army has carried out a number of targeted strikes on sites belonging to Hezbollah in southern Lebanon. It is possible that the hostilities with Hezbollah will escalate, and that other terrorist organizations, including Palestinian military organizations in the West Bank, as well as other hostile countries, such as Iran, will join the hostilities. Such hostilities may include terror and missile attacks.

Certain of our consultants in Israel may be called up for reserve duty, in addition to employees of our service providers located in Israel, have been called, for service and such persons may be absent for an extended period of time. In the event that hostilities disrupt our ongoing operations, our ability to deliver or provide services in a timely manner to meet our contractual obligations towards customers and vendors could be materially and adversely affected.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL (continue)

The intensity and duration of Israel’s current war against Hamas is difficult to predict, as are such war’s economic implications on the Company’s business and operations and on Israel’s economy in general. These events may be intertwined with wider macroeconomic indications of a deterioration of Israel’s economic standing, which may have a material adverse effect on the Company and its ability to effectively conduct its operations.

Since this is an event that is not under the control of the Company, and matters such as the fighting continuing or stopping may affect the Company’s assessments, as at the reporting date the Company is unable to assess the extent of the effect of the war on its business activities and on the business activities of its subsidiaries, and on their medium and long term results. The Company is continuing to regularly follow developments on the matter and is examining the effects on its operations and the value of its assets.

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

Functional currency and foreign currency translation and transactions

The functional currency of the Company is the US dollar since it is the currency of the primary economic environment in which the Company operates and expects to continue to operate in the foreseeable future. The functional currency of Cross Mobile is Polish Zloty.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net loss for the year ended December 31, 2023 and 2022.

Cash and cash equivalents

Cash and cash equivalents includes cash in hand and short-term highly liquid investments that are readily convertible to cash with maturities of three months or less as of the date acquired and that are exposed to insignificant risk of change in value.

Inventory

Inventory is valued at the lower of cost or net realizable value.

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

Impairment of Long-Lived Assets

The Company’s long-lived assets, such as property, plant and equipment and identifiable intangible assets, are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment indicators which could trigger an impairment may include, among others, any significant changes in the manner of our use of the assets or the strategy of our overall business, certain reorganization initiatives, significant negative industry, or economic trends or when we conclude that it is more likely than not that an asset will be disposed of or sold. Long-lived assets are reviewed for impairment in accordance with ASC No. 360, “Property, Plant and Equipment,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. This measurement includes significant estimates and assumptions inherent in the estimate of the fair value of identifiable intangible assets. Newly acquired and recently impaired indefinite-lived assets are more vulnerable to impairment as the assets are recorded at fair value and are then subsequently measured at the lower of fair value or carrying value annually or when triggering events are present. As such, immediately after acquisition or impairment, even small declines in the outlook for these assets can negatively impact on our ability to recover the carrying value and can result in an impairment charge. The Company recorded impairment losses in the amount of $151,015 during the year ended December 31, 2023. The Company did not record impairment losses during the year ended December 31, 2022.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (cont.)

Stock-based compensation

In accordance with ASC 718-10, the Company estimates the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations. The Company recognizes compensation expense for the value of employees and non-employee awards, which have graded vesting, based on the accelerated vesting method over the requisite service period or over the implicit service period when a performance condition affects the vesting, and it is considered probable that the performance condition will be achieved.

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

Severance expenses for the years ended December 31, 2023, and 2022 amounted to $32,059 and $33,662, respectively.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (cont.)

Revenue recognition

The Company’s revenues are generated principally from providing cybersecurity technology services. The Group’s sales are achieved through the effort of its direct sales and business development force.

The Group follows ASC 606 “Revenue from Contracts with Customers” and recognizes revenue when it satisfies performance obligations under the terms of its contracts with customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

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

All outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share for the years ended December 31, 2023 and 2022 since all such securities have an anti-dilutive effect.

Accounts receivables

Accounts receivable are stated at their net realizable value. Accounts receivable are presented on the consolidated balance sheet net of an allowance for doubtful accounts, which is established based on reviews of the accounts receivable aging, an assessment of the customer’s history and current creditworthiness, and the probability of collection. Accounts are written off when it is determined that collection of the outstanding balance is no longer probable. As of December 31, 2023, and 2022, an allowance for doubtful accounts in the amount of $7,545 and $28,882, respectively, is reflected in net accounts receivable. The Group does not have any off-balance-sheet credit exposure related to its customers.

Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. As of December 31, 2023, the Company didn’t record any loss contingencies.

Recent accounting pronouncements

Improvements to Reportable Segment disclosures (Topic 280):

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses and segment-related data. For public companies, the amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted. The Company does not expect this ASU to have a material effect on its consolidated financial statements.

Improvements to Income Tax Disclosure (Topic 740):

In December 2023, the FASB issued ASU No. 2023-09, Income Tax (Topic 740) - Improvements to Income Tax Disclosures which requires companies to break out their income tax expense, income tax rate reconciliation and income tax payments made in more detail. For public companies, the requirements will become effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not expect this ASU to have a material effect on its consolidated financial statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars except share and per share data)

NOTE 3 – OTHER CURRENT ASSTES

	December 31,
	2023	2022
Due from related parties	63,881	50,253
Government institutions	10,882	26,135
Employees loans	51,710	45,829
Other receivable	22,276	19,027
	148,749	141,244

NOTE 4 – PROPERTY AND EQUIPMENT, NET

	Rates of depreciation	December 31,
	%	2023	2022
Computers	33	114,803	89,111
Furniture and office equipment	7-15	29,982	24,641
		144,675	113,752
Less - accumulated depreciation		(89,202)	(70,585)
Total property and equipment, net		55,473	43,167

For the years ended December 31, 2023 and 2022, depreciation was US$18,617 and US $11,433, respectively.

NOTE 5 –OTHER CURRENT LIABILITIES

	December 31,
	2023	2022
Employees and related institutions	295,657	252,538
Accrued expenses and other liabilities	247,642	220,215
Deferred revenues	11,629	4,980
Loan to a shareholder	-	144,000
	554,928	621,733

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars except share and per share data)

NOTE 6 – LEASES

On December 16, 2020, the Company signed a lease agreement effective on January 1, 2021 for office space in Herzliya, Israel for a period of 4 years with monthly payments of approximately $5,500 (NIS 17,000) and an option to extend the agreement for an additional 1 year with monthly payments of approximately $5,900 (NIS 18,275).

Leases recorded on the balance sheets consist of the following:

	December 31,
	2023	2022

Operating leases:
Assets
Right of use asset under operating lease	116,548	166,882

Liabilities
Short term operating lease liability	56,245	57,971
Long term operating lease liability	49,411	96,102

Weighted average remaining lease term (in years)	2	3

Weighted average discount rate	10%	10%

The components of operating lease expense were as follows:

	Year ended December 31,
	2023	2022

Operating lease costs	56,674	69,689
Short-term lease cost	-	-
Total operating lease cost	56,674	69,689

Right of use assets obtained in exchange for new operating lease liability during 2023 and 2022 were $0. The Company paid $56,674 for its operating leases for the year ended December 31, 2023, and $69,689 for the year ended December 31, 2022, which are included in operating cash flows on the consolidated statements of cash flows.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars except share and per share data)

NOTE 6 – LEASES (continue)

Maturity of operating lease payments as of December 31, 2023 are summarized as follows:

2024	55,285
2025	64,038
Total future lease payments	119,323
Less: imputed interest	(13,667)
Operating lease liabilities	105,656

NOTE 7 - ASSET ACQUISITION OF CROSSMOBILE

As detailed in note 1 C above, on October 25, 2022, the Company exercised the Additional Share Purchase Option and acquired the additional 25% shares of CrossMobile such that following the acquisition, the Company increased its holding from 26% to 51% of CrossMobile’s outstanding common stock on a fully diluted basis. In consideration for the exercise of the Additional Share Purchase Option, the Company issued 10,000,000 restricted common stock on November 28, 2022 to Crossmobile. See note 14 below for further information.

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

Company’s investment in CrossMobile is tested annually for impairment, using an independent third party evaluator. As of December 31, 2023 and 2022, no impairment was identified.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars except share and per share data)

NOTE 8 – INSTAVIEW TRANSACTION

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

The Company determined the value of the 770,000,000 restricted common shares of Company common stock issued to InstaView based on Company’s share price on the agreement date at $154,000 and recorded an equity investment asset in the balance sheet. As of the date of the transaction, the company allocated a total of $62,083 dollars out of this amount to the Purchase Option. The Purchase Option is presented according to a cost model. See also note 2 above as to Company’s accounting policy related to InstaView transaction.

As of December 31, 2023, the company amortized its investment in InstaView and recorded $151,015 as amortization expenses.

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

On or about, January 19, 2022, EL filed a lawsuit in the Delaware Court of Chancery seeking to remove the restrictive legend from all the shares of Common Stock held by EL (the “2022 Lawsuit”), which are approximately 23,000,000,000 shares. The Company is vigorously defending the 2022 Lawsuit, which is currently in the discovery.  Trial is scheduled for May 5, 2025.

On June 24, 2022 the Company filed an amended complaint in Palm Beach County, Florida (CASE NO. 50-2020- CA-011735), alleging violation of Fla. Stat. 517.301, seeking declaratory relief with regard to the status of the shares held and transferred by EL, and seeking a temporary injunction with regard to the transfer of any subject shares. The Florida Court dismissed the amended complaint based on the statute of limitations.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2023, and 2022, there were 520,796,074,663 and 516,302,741,330 shares of common stock issued and outstanding, respectively.

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

Series A preferred stock

The Company has authorized 10,000,000 Series A preferred stock $0.0007 par value per share. As of December 31, 2023, and 2022, there are 5,000,000 shares of Series A preferred stock outstanding.

The holders of Series A preferred stock have the right to vote with the common stock on all matters. Each share of Series A preferred stock has 10,000 votes per share. Each of George Baumoehl and Gaya Rozensweig, the directors of the Company, hold 2,500,000 shares of the Series A preferred stock. The Series A preferred stock have no dividend and liquidation preferences.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars except share and per share data)

NOTE 10 – SHAREHOLDERS’ EQUITY (continue)

Transactions

On August 31, 2021, the Company issued 500,000,000 shares of common stock to its legal advisor in respect of consulting services related to assisting the Company with its follow-on-offering registration statements, which, as of December 31, 2022, are expected to be provided until June 30, 2023. The Company estimated the fair value of the shares issued based on the share price at the agreement date (which was $0.0005), at $250,000 thousand of which $125,000 were recorded as share-based compensation expenses in the year ended December 31,2022 and the remaining $55,556, were recorded as prepaid expense under Other Current Assets as of December 31, 2022 and were expensed during the year ended December 31, 2023. Under the agreement, the Company is committed to pay the legal advisor additional $350,000 only in the event that the Company raises at least $5 million in the follow-on-offering in a senior security exchange.

Between August and October 2021, the Company and certain investors entered into subscription agreements for a private placement of units of the Company securities (the “2021 Private Placements”) where each unit (a “Unit” and collectively the “Units”) is comprised of (i) one share of the Company’s Common Stock and (ii) one common stock purchase warrant to purchase an additional share of the Company’s Common Stock through the second anniversary thereof at a per share exercise price of $0.0002. The price per unit is $0.0001. Subscription agreements for an aggregate of $900,000 provide that the investors are to remit the subscription proceeds at the time of investment and in three month intervals thereafter, in each case in amounts equal to 20% of their committed amounts. For the year ended December 31, 2022, the Company received a total of $194,000 on account of these subscriptions and in consideration thereof issued 1,940,000,000 shares of common stock and warrants for an additional 1,940,000,000 shares of common stock and the balance is presented as proceeds on account of shares.

On November 10, 2021, the Company entered into an agreement with a consultant with a term of 12 months under which it undertook to issue to the consultant restricted stock for services rendered during the initial six months, representing $150,000 value of the stock based on a 10 day moving average. Following a public offering of its stock, the Company undertook to pay to the consultant $15,000 per month. During the year ended December 31, 2022, the Company recorded share based compensation expenses of $107,735, in general and administrative expenses.

On November 11, 2022, the Board of Director of the Company approved the issuance of 1,500,000,000 shares of common stock to a principal shareholder of CrossMobile in consideration for his efforts to complete the CrosssMobile transaction. The Company estimated the fair value of the common shares issued based on the share price of the Company as of the date of the agreement at $900,000. During the year ended December 31, 2022 the Company recorded share based compensation expenses in general and administrative expenses.

For the year ended December 31, 2022, the Company and certain investors entered into subscription agreements for a private placement of units of the Company securities in an aggregated amount of $500,000, where each unit (a “Unit” and collectively the “Units”) is comprised of (i) one share of the Company’s common stock and (ii) one common stock purchase warrant to purchase an additional share of the Company’s common stock through the second anniversary thereof at a per share exercise price of $0.0002. The price per unit is $0.0001. During the year ended December 31, 2022, the Company received a total of $500,000 on account of these subscription and in consideration thereof issued 5,000,000,000 shares of common stock and warrants for an additional 5,000,000,000 shares of common stock.

In May 2022, the Company and certain investors entered into subscription agreements for a private placement of units of the Company securities (the “May 2022 Private Placements”) in an aggregated amount of $250,000, where each unit (a “Unit” and collectively the “Units”) is comprised of (i) one share of the Company’s common stock and (ii) one common stock purchase warrant to purchase an additional share of the Company’s common stock for a one year period at a per share exercise price of $0.0006. The price per unit is $0.0003. In consideration thereof, the Company issued 833,333,334 shares of common stock and warrants for an additional 833,333,334 shares of common stock.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On August 10, 2022, the Company entered into an agreement with a consultant with a term of 12 months under which it undertook to issue to the consultant 300,000,000 restricted stock for investor relations services. The Company estimated the fair value of the shares issued at $120,000 of which $46,438 were recorded as share based compensation expenses in the year ended December 31, 2022 and the remaining $73,562 were recorded in the year ended December 31, 2023. As of December 31, 2023, no shares have been issued to the consultant under the above agreement.

On October 25, 2022, the Company issued to CrossMobile 10,000,000,000 shares of the Company’s common stock (see note 1 and 7 above).

On November 1, 2022, the Company entered into a binding term sheet, which was subsequently replaced and superseded in April 2023 by a binding investment agreement, with George Baumeohl, a Company’s director, pursuant to which Mr. Baumeohl has agreed to support Company’s operation by way of an equity investment of up to $3 million through August 2025, as needed. The agreement provides for sales of Company’s common stock to Mr. Baumeohl at per share purchase prices ranging between $0.0003 and $0.0004. As of December 31, 2023, the Company have received an aggregate of $1,225,000 from Mr. Baumeohl, in consideration of which he is entitled to 3,937,500,000 shares of common stock. After December 31, 2022, the Company received additional $470,000 from Mr. Baumeohl to which entitles him to 1,174,417,500 shares of our common stock at a share price of $0.0004.

On February 8, 2023, the Company entered into an investment agreement with a shareholder pursuant to which it raised $60,000 from the private placement of share of our common stock at a per share purchase price of $0.0003, in respect of which it issued to the shareholder to 200,000,000 shares of Common Stock.

On February 8, 2023, the Company issued to the investor specified in item a above and a designee an aggregate of 1,440,000,000 shares of common stock in satisfaction of a loan made by the shareholder to the Company in the principal amount of $120,000 plus interest of $24,000 of accrued interest, originally received for a period of 10-year.

On May 15, 2023, the Company issued 770,000,000 shares of common stock as consideration under InstaView Transaction (see note 8 above).

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

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars except share and per share data)

NOTE 11 - STOCK OPTIONS (continue)

Mr. Tromer, the CEO of CrossMobile, was appointed to the Company’s advisory board in February 2022. In connection with his service on the advisory board, on February 14, 2022, he was awarded options under the 2021 Plan to purchase 6,000,000,000 shares of the Company’s common stock, at a per share exercise price of $0.0001, which is the exercise price for all grants to date to member of the Company’s advisory board. Mr. Tromer’s options vest as follows: 25% (i.e., 1,500,000,000) options vest on the first anniversary of the appointment to the advisory board and the balance in increments of 400,000,000 shares on each subsequent three (3) month anniversary. The fair value of the options was determined using the Black-Scholes pricing model, assuming a risk free rate of 1.85%, a volatility factor of 397%, dividend yields of 0% and an expected life of 6.25 years and was estimated at $2,400,000.

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

On January 26, 2023, RNA entered into two consulting agreements for the design of new generation of Internet Of Things (“IOT”) devices and for research and update of international needs of IOT devices with two consultants under which it undertook to issue to each of the consultant Non-Plan option to purchase 1,000,000,000 shares of the Company’s common stock at per share exercise price of $0.0002, exercisable over 4 years, of which options for 250,000,000 of the share will vest on each of the anniversaries of the execution of the agreement, beginning with January 24, 2024 and thereafter on each subsequent anniversary, subject to continued services with RNA. The fair value of both of the options was determined using the Black-Scholes pricing model at $563,230, assuming a risk free rate of 3.72%, a volatility factor of 186.71%, dividend yields of 0% and an expected life of 4 years. Total compensation expenses during the year ended December 31, 2023 amounted to $256,680 and were recorded as share based compensation under research and development expenses.

On May 7, 2023, RNA entered into a consulting agreement with a consultant pursuant to which the Company granted the consultant a Non-Plan option to purchase 1,000,000,000 shares of the Company’s common stock at per share exercise price of $0.0002, exercisable over 4 years, of which options for 250,000,000 of the share will vest on each of the anniversaries of the execution of the agreement, beginning with May 7, 2024 and thereafter on each subsequent anniversary, subject to continued services with RNA. The fair value of both of the options was determined using the Black-Scholes pricing model at $184,701, assuming a risk free rate of 3.63%, a volatility factor of 186.23%, dividend yields of 0% and an expected life of 4 years. Total compensation expenses during the year ended December 31, 2023 amounted to $60,124 and were recorded as share based compensation under research and development expenses.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars except share and per share data)

NOTE 11 - STOCK OPTIONS (continue)

The following table presents the Company’s option activity during the year ended December 31, 2023 and 2022:

	Number of Options	Weighted Average Exercise Price

Outstanding as of December 31,2021	6,800,000,000	0.0001
Granted	41,000,000,000	0.0001
Exercised	-	-
Forfeited or expired	(1,200,000,000)	0.0001
Outstanding as of December 31, 2022	46,600,000,000	0.0001
Granted	2,000,000	0.0001
Exercised	-	-
Forfeited or expired	(10,000,000,000)	0.0001
Outstanding as of December 31, 2023	36,602,000,000	0.0001
Number of options exercisable as of December 31, 2023	12,925,000,000	0.0001

The aggregate intrinsic value of the option awards outstanding as of December 31, 2023 is $3,660,200. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.0002 as of December 31, 2023, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

The options outstanding as of December 31, 2023 have been separated into exercise prices, as follows:

Exercise price	Options outstanding	Weighted average remaining contractual life – years	Options vested
As of December 31, 2023

0.0001	36,602,000,000	2.74	12,925,000,000
0.001	36,602,000,000	2.74	12,925,000,000

The options outstanding as of December 31, 2022 have been separated into exercise prices, as follows:

Exercise price	Options outstanding	Weighted average remaining contractual life – years	Options vested
As of December 31, 2022

0.0001	46,600,000,000	3.74	7,225,000,000
0.001	46,600,000,000	3.74	7,225,000,000

As of December 31, 2023, there was $3,857,211 of total unrecognized compensation cost related to non-vested options. The cost is expected to be recognized over a weighted average period of 1.4 years. Compensation expense recorded by the Company in respect of its stock-based compensation awards in accordance with ASC 718-10 for the year ended December 31, 2023 and 2022 was $5,690,406 and $8,741,403, respectively.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars except share and per share data)

NOTE 12 – RESEARCH AND DEVELOPMENT EXPENSES

	Year ended December 31
	2023	2022
Salaries and related expenses	268,358	340,054
Share-based compensation expenses (Notes 10, 11)	1,335,600	909,637
Professional fees and other development costs	175,711	37,723
Depreciation and amortization	18,617	11,689
Vehicle maintenance	23,465	36,881
Rent and office maintenance	113,334	54,561
	1,935,085	1,390,545

NOTE 13 – GENERAL AND ADMINISTRATIVE EXPENSES

	Year ended December 31
	2023	2022
Share-based compensation expenses (Notes 10, 11)	4,410,362	8,119,940
Professional services	314,135	87,383
Salaries and related expenses	234,395	259,587
Office expenses	78,106	99,212
Rent and office maintenance	28,308	16,975
Advertising	8,211	1,997
Other expenses	7,208	40,865
	5,080,725	8,625,959

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars except share and per share data)

NOTE 14 - EQUITY METHOD INVESTMENTS IN UNCONSOLIDATED AFFILIATES

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

During the Year ended December 31, 2023, the Company accounted for its 26% investments in InstaView as equity method investment from January 26, 2023.

The following tables summarize the carrying amounts, including changes therein, of our equity method investment in CrossMobile and InstaView during the years ended December 31, 2023 and 2022:

CrossMobile

Opening balance as of January 1, 2022	$-
Initial investment- 10,000,000,000 common shares	4,000,000
Equity in net loss of CrossMobile	(20,594)
Balance as of October 25, 2022 – date of consolidation	$3,979,406

InstaView

Opening balance as of January 1, 2023	$-
Equity investment	91,917
Other comprehensive loss	(1,007)
Equity loss	(1,977)
Investments under equity method.	88,933
Purchased Option	62,082
Investment in investee as of December 31, 2023	$151,015
Impairment of investment	(151,015)
Investment in investee as of December 31, 2023	-

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars except share and per share data)

NOTE 15 – INCOME TAX

A.	The Company is subject to the U.S. federal income tax rate of 21% plus state income tax rates which vary from state to state.

Income of the Israeli company is taxable at enacted tax rate of 23%.

Income of the Poland company is taxable at enacted tax rate between 9% - 19%.

The Company and its Israeli and Polish subsidiaries have not received final tax assessments since the subsidiaries’ inception.

The Company’s tax years beginning 2016 are open for assessment and, for the subsidiaries, all tax years from commencement are open for assessment.

As of December 31, 2023, the Company and its subsidiaries have carryforward losses for tax purposes of approximately $28,782 thousand and $3,284 thousand, respectively, which can be offset against future taxable income, if any. As of December 31, 2023, approximately $26.9 million will expire between the years 2036 and 2040, and the remainder has no expiration date.

B.	Composition of loss for the year:

	Year ended December 31
	2023	2022
	U.S. Dollars

U.S.	6,050,025	9,275,822
Israel	844,815	641,825
Poland	144,474	28,728
	7,039,314	9,946,375

C.	The following is a reconciliation between the income tax benefit calculated using the federal income tax rate applicable to the Company and the income tax expense reported in the financial statements:

	Year ended December 31
	2023	2022
	U.S. Dollars
Pretax loss	7,039,314	9,946,375
U.S. federal income tax rate	21%	21%
Income tax benefit computed at the U.S. federal income tax rate	(1,478,256)	(2,088,739)
Non-deductible expenses	3,301	8,970
Share-based compensation	1,179,537	1,988,192
Remeasurement of deferred taxes due to currency exchange and change in estimations	-	(313,233)
Effect of differences in corporate income tax rates	3,056	(4,828)
Other timing differences	24,165	-
Change in valuation allowance	268,197	409,638
	-	-

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars except share and per share data)

NOTE 15 – INCOME TAX (continue)

D.	Deferred taxes are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31
	2023	2022
Composition of deferred tax assets:	U.S. Dollars in thousands
Operating loss carry forwards	6,776,409	6,508,213
Share-based compensation	3,604,097	2,577,057
Accrued compensation	62,588	54,425
Total deferred tax assets	10,443,094	9,139,695

Valuation allowance	10,443,094	9,139,695

Total deferred Tax assets	-	-

NOTE 16 – RELATED PARTIES

A.	Transactions and balances with related parties

	Year ended December 31,
	2023	2022
General and administrative expenses:
Salaries and fees to officers (*)	4,542,602	7,273,395
(*) of which share-based compensation	2,190,495	4,722,612

Research and development expenses:
Salaries and fees to officers (*)	372,428	226,113
(*) of which share-based compensation	145,542	130,200

B.	Balances with related parties and officers:

	December 31,
	2023	2022

Other current assets	62,647	50,253
Other accounts liabilities	113,615	-
Liability for employee rights upon retirement	129,768	229,167
Long term loan from related party (*)	2,012,339	2,012,339

(*)	Received from UCG by December 31, 2021. The loan bears no interest.

NOTE 17 – SUBSEQUENT EVENTS

1.

In January and February 2024, the Company received subscription proceeds of $470,000 under the investment agreement with Mr. Baumeohll referred to in Note 10 above in respect of which he is entitled to 1,174,417,500 shares of the Company’s common stock, at a per share price of $0.0004.

