Form 10-Q
period 2024-03-31
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2024-05-20
CIK 943535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended March 31, 2024; or

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

As of May 20, 2024, there were issued and outstanding 520,796,074,663 shares of the registrant’s common stock, par value $0.00001 per share, were outstanding.

WORLD HEALTH ENERGY HOLDINGS, INC.

Form 10-Q

March 31, 2024

i

WORLD HEALTH ENERGY HOLDINGS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2024

(UNAUDITED)

2

WORLD HEALTH ENERGY HOLDINGS, INC .

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2024

IN U.S. DOLLARS

(UNAUDITED)

WORLD HEALTH ENERGY HOLDINGS, INC .

UNAUDITED CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(U.S. dollars except share and per share data)

	March 31,	December 31,
	2024	2023
Assets
Current Assets
Cash and cash equivalents	112,887	46,435
Accounts receivable, net of allowance for credit losses of $5,378 and $7,545 as of March 31, 2024 and December 31, 2023. respectively	51,080	51,011
Inventory	11,767	4,699
Other current assets	191,322	148,749
Total Current assets	367,056	250,894

Non-current assets
Right-of-use asset	103,225	116,548
Long term prepaid expenses	25,122	25,496
Property and equipment, net	52,456	55,473
Funds in respect of employee rights upon termination	58,725	56,558
Intangible assets	9,693,958	9,693,958
Total non-current assets	9,933,486	9,948,033

Total assets	10,300,542	10,198,927

Liabilities and Stockholders’ Deficit
Current Liabilities
Short term credit from related party	80,339	-
Accounts payable	65,367	106,964
Short term operating lease liability	39,367	56,245
Other current liabilities	590,591	554,928
Total Current Liabilities	775,664	718,137
Non-current Liabilities
Liability for employee rights upon retirement	224,519	217,617
Long term loan from parent company	2,012,339	2,012,339
Long term operating lease liability	53,283	49,411
Deferred tax liability	872,456	872,456
Total non-current liabilities	3,162,597	3,151,823

Total liabilities	3,938,261	3,869,960
Stockholders’ Deficit (Note 3)
Series A preferred stock $0.0007 par value, 10,000,000 shares authorized, 5,000,000 shares issued and outstanding as of March 31, 2024, and December 31, 2023	3,500	3,500
Common stock $0.00001 par value, 750,000,000,000 shares authorized as of March 31, 2024 and December 31, 2023. 520,796,074,663 shares issued and outstanding as of March 31, 2024 and December 31, 2023.	67,162,651	67,162,651
Additional paid-in capital	(33,013,008)	(33,985,758)
Treasury stock at cost – 20,000,000,000 shares of common stock	(8,000,000)	(8,000,000)
Proceeds on account of shares	920,173	450,000
Accumulated other comprehensive loss	(18,900)	(17,779)
Accumulated deficit	(24,398,373)	(23,015,196)
Total Company’s stockholders’ equity	2,656,043	2,597,418
Non-controlling interests	3,706,238	3,731,549
Total stockholders’ equity	6,362,281	6,328,967
Total liabilities and stockholders’ equity	10,300,542	10,198,927

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLD HEALTH ENERGY HOLDINGS, INC .

UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars except share and per share data)

	Three months ended
	March 31
	2024	2023

Revenues	32,876	32,340
Cost of sales	(11,682)	-
Gross profit	21,194	32,340
Research and development expenses	(446,384)	(502,935)
Selling and marketing expenses	(27,199)	(26,669)
General and administrative expenses	(955,131)	(1,984,458)
Operating loss	(1,407,520)	(2,481,722)
Financing income, net	109	4,887
Loss before equity in net loss of equity investments	(1,407,411)	(2,476,835)
Less: Equity in net loss of equity investments	-	(477)
Net loss	(1,407,411)	(2,477,312)
Net loss attributable to non-controlling interests	24,234	13,012
Net loss attributable to the Company’s stockholders	(1,383,177)	(2,464,300)

Basic and diluted net loss per share	(0.00)	(0.00)

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	522,762,226,201	516,812,963,552

Comprehensive loss:
Net loss	(1,407,411)	(2,477,312)
Other comprehensive loss - Foreign currency translation adjustments	(1,121)	(2,273)
Comprehensive loss	(1,408,532)	(2,479,585)
Net - loss attributable to equity investments	24,234	13,012
Other comprehensive loss attributable to non-controlling interests	(1,077)	(1,216)
Comprehensive loss attributable to the Company’s stockholders	(1,385,375)	(2,467,789)

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLD HEALTH ENERGY HOLDINGS, INC .

UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(U.S. dollars, except share and per share data)

	Series A Preferred Stock		Common Stock		Additional	Proceeds on		Accumulated Other		Total Company’s		Total stockholders’
	Number of Shares	Amount	Number of Shares	Amount	paid-in capital	account of shares	Treasury shares	Comprehensive Income	Accumulated deficit	stockholders’ equity (deficit)	Non-Controlling Interest	equity (deficit)

BALANCE AS OF DECEMBER 31, 2023	5,000,000	3,500	520,796,074,663	67,162,651	(33,985,758)	450,000	(8,000,000)	(17,779)	(23,015,196)	2,597,418	3,731,549	6,328,967
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2024:
Share-based payment to employees and services providers	-	-	-	-	972,750		-	-	-	972,750	-	972,750
Proceeds on account of shares	-	-	-	-	-	470,173	-	-	-	470,173	-	470,173
Other comprehensive loss	-	-	-	-	-	-	-	(1,121)	-	(1,121)	(1,077)	(2,198)
Net loss	-	-	-	-					(1,383,177)	(1,383,177)	(24,234)	(1,407,411)
BALANCE AS OF MARCH 31, 2024	5,000,000	3,500	520,796,074,663	67,162,651	(33,013,008)	920,173	(8,000,000)	(18,900)	(24,398,373)	2,656,043	3,706,238	6,362,281

	Series A Preferred Stock		Common Stock		Additional	Proceeds on		Accumulated Other		Total Company’s		Total stockholders’
	Number of Shares	Amount	Number of Shares	Amount	paid-in capital	account of shares	Treasury shares	Comprehensive Income	Accumulated deficit	stockholders’ equity (deficit)	Non-Controlling Interest	equity (deficit)

BALANCE AS OF DECEMBER 31, 2022	5,000,000	3,500	516,302,741,330	67,117,718	(40,614,231)	-	(8,000,000)	(2,611)	(16,035,848)	2,468,528	3,815,844	6,284,372
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2023:
Issuance of shares	-	-	1,640,000,000	16,400	512,600	-	-	-	-	529,000	-	529,000
Share-based payment to employees and services providers	-	-	-	-	2,219,109	-	-	-	-	2,219,109	-	2,219,109
Other comprehensive loss	-	-	-	-	-	-	-	(2,273)		(2,273)	(1,216)	(3,489)
Net loss	-	-	-	-					(2,464,300)	(2,464,300)	(13,012)	(2,477,312)
BALANCE AS OF MARCH 31, 2023	5,000,000	3,500	517,942,741,330	67,134,118	(37,882,522)	-	(8,000,000)	(4,884)	(18,500,148)	2,750,064	3,801,616	6,551,680

WORLD HEALTH ENERGY HOLDINGS, INC .

UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars)

	Three months ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(1,407,411)	(2,477,312)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation	5,082	4,268
Increase in liability for employee rights upon retirement	6,902	12,045
Equity in losses of non-consolidated entity	-	477
Share-based compensation expense	972,750	2,244,405
Change in operating lease liability	319	(3,008)
Increase in accounts receivable	(70)	(2,677)
Increase in other current assets	(37,310)	(4,565)
Decrease in accounts payable	(41,596)	(15,920)
Decrease in other accounts liabilities	31,460	(40,181)
Net cash used in operating activities	(469,874)	(282,468)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans repaid by (granted to) related parties	(11,956)	1,530
Increase in funds in respect of employee rights upon retirement	(2,167)	-
Purchase of property and equipment	(2,065)	(6,109)
Net cash used in investing activities	(16,188)	(4,579)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issued for cash	-	60,000
Loan received from related party	80,339	-
Proceeds on account of shares	470,173	325,000
Net cash provided by financing activities	550,512	385,000

Effect of exchange rate changes on cash and cash equivalents	2,002	1,290

INCREASE IN CASH AND CASH EQUIVALENTS	66,452	99,243

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	46,435	56,346

CASH AND CASH EQUIVALENTS AT END OF PERIOD	112,887	155,589

Supplemental disclosure of cash flow information:
Non cash transactions:
Issuance of share in exchange for debt	-	144,000

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

On October 7, 2021, and following the approval by the stockholders, the Company increase its authorized shares to 750,000,000,000 (from 110,000,000,000 shares) and changed the par value of the common stock to $0.00001 (from $0.0007).

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

During the three months ended March 31, 2024, the Company incurred a net loss of $1,407 thousands and used net cash flows in its operations of $470 thousands. As of March 31, 2024, the Company had unrestricted cash and cash equivalents of $113 thousands available to fund its operations, and an accumulated deficit of $24,398 thousands.

In response to the risks and uncertainties described above, the Group and George Baumeohl, a Company director, have entered into an investment agreement signed on November 1, 2022, where the director has committed to invest up to $3,000,000 through August 2025, as needed by the Company through the purchase of shares of the Company’s common stock. As of March 31, 2024 an amount of $1,694,767 out of the $3,000,000 was invested in the Company.

the Company continues to carefully evaluate its liquidity position and while it is difficult to predict its future liquidity requirements with certainty, the Company currently expects it will be able to generate sufficient liquidity to fund its operations over the next twelve months beyond the issuance date.

F.	Risk factors

The Group faces a number of risks, including uncertainties regarding finalization of the development process, demand and market acceptance of the Group’s products, the effects of technological changes, competition and the development of products by competitors. Additionally, other risk factors also exist, such as the ability to manage growth and the effect of planned expansion of operations on the Group’s future results. In addition, the Group expects to continue incurring significant operating costs and losses in connection with the development of its products and increased marketing efforts. As mentioned above, the Group has not yet generated significant revenues from its operations to fund its activities, and therefore the continuance of its activities as a going concern depends on the receipt of additional funding from its current stockholders and investors or from third parties.

G.	On October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. Following the attack by Hamas on Israel’s southern border, Hezbollah in Lebanon also launched missile, rocket, drone and shooting attacks against Israeli military sites, troops and Israeli towns in northern Israel. In response to these attacks, the Israeli army has carried out a number of targeted strikes on sites belonging to Hezbollah in Lebanon and Syria. Recently, Iran has directly joined the hostilities against Israel by firing hundreds of drones, ballistic missiles and guided missiles to Israel causing further uncertainty in the region. While currently limited damage was registered in Israel from the Iranian attack, the situation is developing and could lead to additional wars and hostilities in the Middle East. It is possible that the hostilities with Hezbollah will escalate, and that other terrorist organizations, including Palestinian military organizations in the West Bank, as well as other hostile countries, will join the hostilities. Such hostilities may include terror and missile attacks.

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

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q. In the opinion of management, the financial statements presented herein include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the three-months ended March 31, 2024. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2024. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on published on the OTCIQ, for the year ended December 31, 2023.

Principles of Consolidation

The consolidated financial statements are prepared in accordance with GAAP. The consolidated financial statements of the Company include the Company and its wholly-owned and majority-owned subsidiaries. All inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of condensed interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, certain revenues and expenses, and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to provide enhanced segment disclosures. The standard will require disclosures about significant segment expenses and other segment items and identifying the Chief Operating Decision Maker and how they use the reported segment profitability measures to assess segment performance and allocate resources. These enhanced disclosures are required for all entities on an interim and annual basis, even if they have only a single reportable segment. The standard is effective for years beginning after December 15, 2023 and interim periods within annual periods beginning after December 15, 2024, and early adoption is permitted. The Company does not believe that adoption of this ASU will have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to provide enhancements to annual income tax disclosures. The standard will require more detailed information in the rate reconciliation table and for income taxes paid, among other enhancements. The standard is effective for years beginning after December 15, 2024, early adoption is permitted. The Company does not believe that adoption of this ASU will have a material impact on the Company’s consolidated financial statements.

WORLD HEALTH ENERGY HOLDINGS, INC .

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – COMMON STOCK

a.	In January and February 2024, the Company received subscription proceeds of $470,173 under the November 1, 2022, investment agreement with Mr. Baumeohll in respect of which he is entitled to 1,174,417,500 shares of the Company’s common stock, at a per share price of $0.0004.

NOTE 4 - STOCK OPTIONS

1. The following table presents the Company’s stock option activity during the three months ended March 31, 2024:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31,2023	36,602,000,000	0.001
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31,2024	36,602,000,000	0.001
Number of options exercisable at March 31, 2024	14,000,000,000	0.001

The aggregate intrinsic value of the awards outstanding as of March 31, 2024 is 3,660,200. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.0002 as of March 31, 2024, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

The stock options outstanding as of March 31, 2024, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
	As of March 31, 2024
0.001	36,602,000,000	2.50	14,000,000,000
	36,602,000,000	2.50	14,000,000,000

The stock options outstanding as of March 31, 2023, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
	As of March 31, 2023
0.001	46,602,000,000	3.50	9,600,000,000
	46,602,000,000	3.50	9,600,000,000

Compensation expense recorded by the Company in respect of its stock-based compensation awards for the three months ended March 31, 2024 and 2023 was $972,750 and $2,219,109, respectively and are included in the Statements of Operations.

As of March 31, 2024, the total share-based compensation costs not yet recognized related to unvested stock options was $3,315,588 million, which is expected to be recognized over the weighted-average remaining requisite service period of 1.39 years.

WORLD HEALTH ENERGY HOLDINGS, INC .

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – RELATED PARTIES

A.	Transactions and balances with related parties

	Three months ended March 31
	2024	2023
	(Unaudited)	(Unaudited)

General and administrative expenses:
Salaries and fees to officers	396,199	806,943
(*) of which share based compensation	352,171	756,077

Research and development expenses:
Salaries and fees to officers	49,191	77,811
(*) of which share based compensation	27,029	51,979

B.	Balances with related parties and officers:

	As of March 31,	As of December 31,
	2024	2023
	(Unaudited)

Other current assets	71,149	62,647
Other accounts liabilities	116,001	113,615
Liability for employee rights upon retirement	127,359	129,768
Long term loan from related party (*)	2,012,339	2,012,339

(*)	Received from UCG by December 31, 2021. The loan bears no interest.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2024. Certain statements made in this discussion are “forward-looking statements” within the meaning of the private securities litigation reform act of 1995,. These statements are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by the Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

CrossMobile provides public mobile telephone services in Europe, (without its own radio infrastructure) We believe that the acquisition of CrossMobile provides an opportunity in our evolution and provides us with a strong foothold in the European mobile telecom market. CrossMobile is planning to roll-out a comprehensive suite of value-added services for B2B and B2C customers in the telecom industry.

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

Through the date of this report, CrossMobile signed up approximately 2,800 paying subscribers, including B2B and B2C subscribers. CrossMobile intends during the next 12 months to build a strong telecom brand empowered by ‘state of the art’ technology, competitive pricing and a product mix including proprietary AI and WHEN’s cybersecurity solutions.

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

Comparison of the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023

	Three months ended March 31, 2024
	2024	2023

Revenues	$32,876	32,340
Cost of revenues	(11,682)	-
Gross profit	21,194	32,340
Operating Expenses
Research and development expenses	(446,384)	(502,935)
Selling and marketing expenses	(27,199)	(26,669)
General and administrative expenses	(955,131)	(1,984,458)
Operating loss	(1,407,520)	(2,481,722)
Financing income, net	109	4,887
Loss before equity in net loss of equity investments	(1,407,411)	(2,476,835)
Less: Equity in net loss of equity investments	-	(477)
Net loss	(1,407,411)	(2,476,835)
Net loss attributable to non-controlling interests	24,234	13,012
Net loss attributable to the Company’s stockholders	(1,383,177)	(2,464,300)

Revenues

Our total revenue consists of sales of our products and services.

Cost of revenues

Our cost of revenues includes cost of products sold.

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

The following table discloses the breakdown of research and development expenses:

	Three Months Ended March 31,
	2024	2023
Salaries and related expenses	$75,483	62,344
Share-based compensation expenses	268,990	400,524
Subcontractors and other development costs	37,647	8,832
Depreciation and amortization	5,082	4,268
Rent and office maintenance	42,031	22,624
Other expenses	17,151	4,343
Total	$446,384	502,935

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related expenses, professional services and other expenses.

The following table discloses the breakdown of selling and marketing expenses:

	Three Months Ended March 31,
	2024	2023
Salaries and related expenses	27,199	26,669
Total	$27,199	26,669

We expect that our selling and marketing expenses will increase as we continue to increase our selling and marketing efforts in 2024 following the acquisition of Cross Mobile and our marketing efforts to build new Telecom operators with standard packages of Voice, SMS and Data in Poland and International Roaming .

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, professional services, rent and office maintenance and other non-personnel related expenses.

The following table discloses the breakdown of general and administrative expenses:

	Three Months Ended March 31
	2024	2023
Salaries and related expenses	$58,385	94,439
Share-based compensation expenses	703,759	1,846,363
Professional services	161,611	20,342
Rent and office maintenance	28,266	22,779
Other expenses	3,110	535
Total	$955,131	1,984,458

Revenues

Revenues for the three months ended March 31, 2024 and 2023 were $32,876 and $32,340, respectively.

Research and Development Expenses. Research and development expenses consist of salaries and related expenses, share-based compensation expenses, consulting fees, service providers’ costs and overhead expenses. Research and development expenses decreased from $502,935 during the three months ended March 31, 2023 to $446,384 during the three months ended March 31, 2024. The decrease resulted primarily from decrease in non-cash share-based compensation expenses, partially offset by increase in consulting fees and service providers’ costs associated with our development activities, rent and maintenance costs and salaries and related expenses.

Selling and Marketing Expenses. Selling and marketing expenses consist primarily of salaries and related expenses. Selling and marketing expenses for the three months ended March 31, 2024 amounted to $27,199 as compared to $26,669 for the three months ended March 31, 2023.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses, share-based compensation expenses and other non-personnel related expenses such as legal expenses. General and administrative expenses decreased from $1,984,458 for the three months ended March 31, 2023 to $955,131 in the three months ended March 31, 2024. The decrease is primarily attributed to the decrease in non-cash share-based compensation expenses and salaries and related expenses partially offset by increase in professional services.

Financing Income, Net. Financing income, net decreased from $4,887 of financing income for the three months ended March 31, 2023 to financing income, net of $109 for the three months ended March 31, 2024. The decrease is mainly a result of currency exchange differences between the Dollar and the New Israeli Shekel offset by increase in interest from related parties.

Net Loss. As a result of the foregoing, our net loss for the three months ended March 31, 2024 was $1,407,520 compared to $2,481,722 for the three months ended March 31, 2023.

Financial Condition, Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. At March 31, 2024 and 2023, we had current assets of $376,056 and $354,313, respectively, and total assets of $10,300,542 and $10,452,865 respectively. We had current liabilities of $775,664 and 741,333 as of March 31, 2024 and 2023, respectively and total liabilities of $3,938,261 as compared to $3,901,185 as of March 31, 2024 and 2023, respectively.

At March 31, 2024, we had a cash balance of $112,887 compared to the cash balance of $155,589 as of March 31, 2023. We have no cash equivalents.

At March 31, 2024, we had a negative working capital of $408,608 as compared with a working capital deficiency of $387,020 at March 31, 2024.

Financial Support

In November 2022, we entered into an investment agreement with George Baumeohl, our director, pursuant to which Mr. Baumeohl has agreed to support our operation by way of an equity investment of up to $3 million through August 2025, as needed. The agreement provides for sales of our common stock to Mr. Baumeohl at per share purchase prices ranging between $0.0003 and $0.0005. As of the date of this report, we received an aggregate of $1,844,767 from Mr. Baumeohl of which he is entitled to 3,403,584,167 shares of our common stock at a per share price ranging between $0.0003 and $0.0004.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Interim Chief Executive Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Interim Chief Executive Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on that evaluation, our management, including our Chief Executive Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2024.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023, our management concluded that our internal control over financial reporting was not effective at December 31, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The limitation of the Company’s internal control over financial reporting was due to the applied risk-based approach which is indicative of many small companies with limited number of staff in corporate functions. The identified weakness were:

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

Changes in Internal Controls over Financial Reporting.

Except for the material weakness noted above, there have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition, or future results.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

On November 1, 2022, we entered into an investment agreement with George Baumeohl, Company’s director, pursuant to which Mr. Baumeohl has agreed to support Company’s operation by way of an equity investment of up to $3 million, as needed.

a.

On January 1, 2024 the Company received subscription proceeds of $100,000 under the investment agreement with Mr. Baumeohl in respect of which he is entitled to 250,000,000 shares of Common Stock which have not been issued as of the date of this report

b.

On February 12, 2024 the Company received subscription proceeds of $150,000 under the investment agreement with Mr. Baumeohl in respect of which he is entitled to 375,000,000 shares of Common Stock which have not been issued as of the date of this report.

c.

On February 28, 2024 the Company received subscription proceeds of $200,000 under the investment agreement with Mr. Baumeohl in respect of which he is entitled to 500,000,000 shares of Common Stock which have not been issued as of the date of this report.

We relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) thereof and/or Regulation S promulgated by the SEC under the Act with respect to the issuance of such securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION:

During the fiscal quarter ended March 31, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.

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

WORLD HEALTH ENERGY HOLDINGS, INC.
(Registrant)

By:	/s/ Giora Rozensweig
Giora Rozensweig
Interim Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Date:	May 20, 2024

