Form 10-Q
period 2024-06-30
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2024-08-19
CIK 943535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended June 30, 2024; or

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

As of August 19, 2024, there were issued and outstanding 545,834,347,495 shares of the registrant’s common stock, par value $0.00001 per share, were outstanding.

WORLD HEALTH ENERGY HOLDINGS, INC.

Form 10-Q

June 30, 2024

2

WORLD HEALTH ENERGY HOLDINGS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2024

(UNAUDITED)

3

WORLD HEALTH ENERGY HOLDINGS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2024

IN U.S. DOLLARS

(UNAUDITED)

WORLD HEALTH ENERGY HOLDINGS, INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(U.S. dollars except share and per share data)

	June 30,	December 31,
	2024	2023
Assets
Current Assets
Cash and cash equivalents	125,807	46,435
Accounts receivable, net of allowance for credit losses of $2,842 and $7,545 as of June 30, 2024 and December 31, 2023. respectively	23,470	51,011
Inventory	26,794	4,699
Other current assets	207,495	148,749
Total Current assets	383,566	250,894
Non-current assets
Right-of-use asset	149,075	116,548
Long term prepaid expenses	24,600	25,496
Property and equipment, net	49,004	55,473
Funds in respect of employee rights upon termination	60,666	56,558
Intangible assets	9,693,958	9,693,958
Total non-current assets	9,977,303	9,948,033
Total assets	10,360,869	10,198,927

Liabilities and Stockholders’ Deficit
Current Liabilities
Short term credit from related party	133,395	-
Accounts payable	79,799	106,964
Short term operating lease liability	86,818	56,245
Other current liabilities	490,381	554,928
Total Current Liabilities	790,393	718,137
Non-current Liabilities
Liability for employee rights upon retirement	239,874	217,617
Long term loan from parent company	2,012,339	2,012,339
Long term operating lease liability	51,472	49,411
Deferred tax liability	872,456	872,456
Total non-current liabilities	3,176,141	3,151,823
Total liabilities	3,966,534	3,869,960
Stockholders’ Deficit (Note 3)
Series A preferred stock $0.0007 par value, 10,000,000 shares authorized, 5,000,000 shares issued and outstanding as of June 30, 2024, and December 31, 2023	3,500	3,500
Common stock $0.00001 par value, 750,000,000,000 shares authorized as of June 30, 2024 and December 31, 2023. 520,796,074,663 shares issued and outstanding as of June 30, 2024 and December 31, 2023.	67,162,651	67,162,651
Additional paid-in capital	(32,143,716)	(33,985,758)
Treasury stock at cost – 20,000,000,000 shares of common stock	(8,000,000)	(8,000,000)
Proceeds on account of shares	1,220,173	450,000
Accumulated other comprehensive loss	(16,291)	(17,779)
Accumulated deficit	(25,497,633)	(23,015,196)
Total Company’s stockholders’ equity	2,728,684	2,597,418
Non-controlling interests	3,665,651	3,731,549
Total stockholders’ equity	6,394,335	6,328,967
Total liabilities and stockholders’ equity	10,360,869	10,198,927

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars except share and per share data)

	Six months ended		Three months ended
	June 30		June 30
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)

Revenues	51,923	134,986	19,047	102,646
Cost of sales	(34,548)	-	(22,866)	-
Gross profit	17,375	134,986	(3,819)	102,646
Research and development expenses	(824,583)	(1,005,123)	(378,199)	(502,187)
Selling and marketing expenses	(93,825)	(30,197)	(66,626)	(3,527)
General and administrative expenses	(1,641,147)	(3,132,840)	(686,016)	(1,148,382)
Operating loss	(2,542,180)	(4,033,174)	(1,134,660)	(1,551,450)
Finance income (expenses), net	(7,585)	15,503	(7,694)	10,614
Loss before equity in net loss of equity investments	(2,549,765)	(4,017,671)	(1,142,354)	(1,540,836)
Less: Equity in net gain (loss) of equity investments	-	(227)	-	250
Net loss	(2,549,765)	(4,017,898)	(1,142,354)	(1,540,586)
Net loss attributable to non-controlling interests	67,328	25,942	43,094	12,930
Net loss attributable to the Company’s stockholders	(2,482,437)	(3,991,956)	(1,099,260)	(1,527,656)

Basic and diluted net loss per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	523,198,089,951	518,062,280,925	523,633,953,701	519,297,869,535

Comprehensive loss:
Net loss	(2,549,765)	(4,017,898)	(1,142,354)	(1,540,586)
Other comprehensive loss - Foreign currency translation adjustments	1,488	(6,484)	2,609	(4,211)
Comprehensive loss	(2,548,277)	(4,024,382)	(1,139,745)	(1,544,797)
Net - loss attributable to non-controlling interests	67,328	25,942	43,094	12,930
Other comprehensive loss attributable to non-controlling interests	1,430	(5,257)	2,507	(4,041)
Comprehensive loss attributable to the Company’s stockholders	(2,479,519)	(4,003,697)	(1,094,144)	(1,535,908)

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(U.S. dollars, except share and per share data)

	Series A Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional paid-in capital	Proceeds on account of shares	Treasury shares	Accumulated Other Comprehensive Income	Accumulated deficit	Total Company’s stockholders’ equity (deficit)	Non-Controlling Interest	Total stockholders’ equity (deficit)

BALANCE AS OF DECEMBER 31, 2023	5,000,000	3,500	520,796,074,663	67,162,651	(33,985,758)	450,000	(8,000,000)	(17,779)	(23,015,196)	2,597,418	3,731,549	6,328,967
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2024:
Share-based payment to employees and services providers	-	-	-	-	972,750		-	-	-	972,750	-	972,750
Proceeds on account of shares	-	-	-	-	-	470,173	-	-	-	470,173	-	470,173
Other comprehensive loss	-	-	-	-	-	-	-	(1,121)	-	(1,121)	(1,077)	(2,198)
Net loss	-	-	-	-					(1,383,177)	(1,383,177)	(24,234)	(1,407,411)
BALANCE AS OF MARCH 31, 2024	5,000,000	3,500	520,796,074,663	67,162,651	(33,013,008)	920,173	(8,000,000)	(18,900)	(24,398,373)	2,656,043	3,706,238	6,362,281
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED JUNE 30, 2024:
Share-based payment to employees and services providers	-	-	-	-	869,292	-	-	-	-	869,292	-	869,292
Proceeds on account of shares	-	-	-	-	-	300,000	-	-	-	300,000	-	300,000
Other comprehensive loss	-	-	-	-	-	-	-	2,609	-	2,609	2,507	5,116
Net loss	-	-	-	-					(1,099,260)	(1,099,260)	(43,094)	(1,142,354)
BALANCE AS OF JUNE 30, 2024	5,000,000	3,500	520,796,074,663	67,162,651	(32,143,716)	1,220,173	(8,000,000)	(16,291)	(25,497,633)	2,728,684	3,665,651	6,394,335

WORLD HEALTH ENERGY HOLDINGS, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars, except share and per share data)

	Series A Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional paid-in capital	Proceeds on account of shares	Treasury shares	Accumulated Other Comprehensive Income	Accumulated deficit	Total Company’s stockholders’ equity (deficit)	Non-Controlling Interest	Total stockholders’ equity (deficit)

BALANCE AS OF DECEMBER 31, 2022	5,000,000	3,500	516,302,741,330	67,117,718	(40,614,231)	-	(8,000,000)	(2,611)	(16,035,848)	2,468,528	3,815,844	6,284,372
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2023:
Issuance of shares	-	-	1,640,000,000	16,400	512,600	-	-	-	-	529,000	-	529,000
Share-based payment to employees and services providers	-	-	-	-	2,219,109	-	-	-	-	2,219,109	-	2,219,109
Other comprehensive loss	-	-	-	-	-	-	-	(2,273)		(2,273)	(1,216)	(3,489)
Net loss	-	-	-	-					(2,464,300)	(2,464,300)	(13,012)	(2,477,312)
BALANCE AS OF MARCH 31, 2023	5,000,000	3,500	517,942,741,330	67,134,118	(37,882,522)	-	(8,000,000)	(4,884)	(18,500,148)	2,750,064	3,801,616	6,551,680
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED JUNE 30, 2023:
Issuance of shares	-	-	2,083,333,333	20,833	279,167	-	-	-	-	300,000	-	300,000
Issuance of shares for investment in an investee	-	-	770,000,000	7,700	146,300	-	-	-	-	154,000	-	154,000
Share-based payment to employees and services providers	-	-	-	-	1,263,005	-	-	-	-	1,263,005	-	1,263,005
Other comprehensive loss	-	-	-	-	-	-	-	(4,211)		(4,211)	(4,041)	(8,252)
Net loss	-	-	-	-					(1,527,656)	(1,527,656)	(12,930)	(1,540,586)
BALANCE AS OF JUNE 30, 2023	5,000,000	3,500	520,796,074,663	67,162,651	(36,194,050)	-	(8,000,000)	(9,095)	(20,027,804)	2,935,202	3,784,645	6,719,847

WORLD HEALTH ENERGY HOLDINGS, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars except)

	Six months ended
	June 30,
	2023	2023
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(2,549,765)	(4,017,898)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation	9,815	8,574
Change in liability for employee rights upon retirement	22,257	17,219
Equity in losses of non-consolidated entity	-	227
Share-based compensation expense	1,842,042	3,537,669
Change in operating lease	107	(3,898)
Change in accounts receivable	27,541	(11,051)
Change in inventory and in other assets	(42,129)	7,018
Change in accounts payable	(27,165)	27,399
Change in other accounts liabilities	(64,729)	(11,939)
Net cash used in operating activities	(782,026)	(446,680)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans granted to related parties	(37,816)	(12,843)
Increase in funds in respect of employee rights upon retirement	(4,108)	-
Purchase of property and equipment	(3,346)	(12,163)
Net cash used in investing activities	(45,270)	(25,006)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	681,000
Loan received	133,395	-
Proceeds on account of shares	770,173	-
Net cash provided by financing activities	903,568	681,000

Effect of exchange rate changes on cash and cash equivalents	3,100	1,491

INCREASE IN CASH AND CASH EQUIVALENTS	79,372	210,805

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	46,435	56,346

CASH AND CASH EQUIVALENTS AT END OF PERIOD	125,807	267,151
Supplemental disclosure of cash flow information:
Non cash transactions:
Initial recognition of operating lease liability	64,497	-
Shares issued for the purchase of subsidiary	-	154,000
Issuance of share in exchange for debt	-	144,000

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

RNA is primarily a research and development company that has been performing software design work for UCG in the field of cybersecurity under the terms of development agreement between UCG, the Company’s principal shareholder, and RNA. UCG is primarily engaged in the marketing and distribution of cybersecurity-related products.

On April 27, 2020, the Company completed a reverse triangular merger pursuant to which SG 77 Inc., a Delaware corporation (“SG”) and at such time a wholly-owned subsidiary of UCG, became a direct and wholly owned subsidiary of the Company and RNA became an indirect wholly owned subsidiary of the Company through SG (the “SG Merger”).

The SG Merger was accounted for as a reverse asset acquisition. Under this method of accounting, SG was deemed to be the accounting acquirer for financial reporting purposes.

On March 22, 2022, the Company entered into an investment agreement pursuant to which the Company purchased 26% of the outstanding common shares of CrossMobile Sp. z o.o (“CrossMobile”) on a fully diluted basis, in consideration of the issuance by the Company to CrossMobile of 10,000,000,000 restricted shares of the Company’s common stock (the “Initial Investment”). On October 25, 2022, the Company exercised an option to purchase an additional 25% shares of CrossMobile such that following the acquisition, the Company increased its holding from 26% to 51% of CrossMobile’s outstanding common stock on a fully diluted basis. In consideration for the exercise of the Additional Share Purchase Option, the Company issued 10,000,000 restricted common stock on November 28, 2022 to Crossmobile.

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

C.	Board and Shareholder Authority for Reverse Stock Split

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

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL (continued)

A.	Financial position

The Group is subject to certain inherent risks and uncertainties associated with the development of its business. To date, substantially all the Company’s efforts and investments have been devoted to the growth of its business, organically and inorganically. These investments have historically been funded by raising outside capital, and as a result of these efforts, the Company has generally incurred significant losses and used net cash outflows from operations since inception.

During the six months ended June 30, 2024, the Company incurred a net loss of $2,550 thousands and used net cash flows in its operations of $782 thousands. As of June 30, 2024, the Company had unrestricted cash and cash equivalents of $126 thousands available to fund its operations, and an accumulated deficit of $25,498 thousands.

The Group’s management expects that the Group will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of June 30, 2024, management currently is of the opinion that its existing cash will be sufficient to fund operations until the end of the second quarter of 2025. As a result, there is substantial doubt regarding the Company’s ability to continue as a going concern.

Management endeavors to secure sufficient financing through the sale of additional equity securities or capital inflows from strategic partnerships. Additional funds may not be available when the Company needs them, on favorable terms, or at all. If the Company is unsuccessful in securing sufficient financing, it may need to cease operations.

The financial statements do not include adjustments for measurement or presentation of assets and liabilities, which may be required should the Company fail to operate as a going concern.

B.	Risk factors

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

C.	On October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. Following the attack by Hamas on Israel’s southern border, Hezbollah in Lebanon also launched missile, rocket, drone and shooting attacks against Israeli military sites, troops and Israeli towns in northern Israel. In response to these attacks, the Israeli army has carried out a number of targeted strikes on sites belonging to Hezbollah in Lebanon and Syria. Recently, Iran has directly joined the hostilities against Israel by firing hundreds of drones, ballistic missiles and guided missiles to Israel causing further uncertainty in the region. While currently limited damage was registered in Israel from the Iranian attack, the situation is developing and could lead to additional wars and hostilities in the Middle East. It is possible that the hostilities with Hezbollah will escalate, and that other terrorist organizations, including Palestinian military organizations in the West Bank, as well as other hostile countries, will join the hostilities. Such hostilities may include terror and missile attacks.

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

WORLD HEALTH ENERGY HOLDINGS, INC.

 NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q. In the opinion of management, the financial statements presented herein include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the six-months ended June 30, 2024. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2024. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

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

NOTE 3 – COMMON STOCK

During the six months ended June 30, 2024, the Company received subscription proceeds of $770,173 under the November 1, 2022, investment agreement with Mr. Baumeohll in respect of which he is entitled to 1,924,417,500 shares of the Company’s common stock, at a per share price of $0.0004. On August 14, 2024 the Company and Mr. Baumoehl entered into an amendment to the November 1, 2022 investment agreement according to which, investments aggregated to $919,767, will be priced at a per share purchase price of $0.0001, retroactive to January 1, 2024. See note 6(3) for additional information.

WORLD HEALTH ENERGY HOLDINGS, INC.

 NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - STOCK OPTIONS

1.	The following table presents the Company’s stock option activity during the three and six months ended June 30, 2024:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31,2023	36,602,000,000	0.0001
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31,2024	36,602,000,000	0.0001
Granted	2,000,000,000	0.0001
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30,2024	38,602,000,000	0.0001
Number of options exercisable at June 30, 2024	20,525,500,000	0.0001

The aggregate intrinsic value of the awards outstanding as of June 30, 2024 is $3,860,200. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.0002 as of June 30, 2024, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

The stock options outstanding as of June 30, 2024, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
	As of June 30, 2024
0.0001	38,602,000,000	2.13	20,525,500,000
	38,602,000,000	2.13	20,525,500,000

The stock options outstanding as of June 30, 2023, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
	As of June 30, 2023
0.001	46,602,000,000	3.26	17,525,000,000
	46,602,000,000	3.26	17,525,000,000

Compensation expense recorded by the Company in respect of its stock-based compensation awards for the six and three months ended June 30, 2024 were $1,842,042 and $869,292, respectively and for the six and three months ended June 30, 2023 were $3,482,114 and $1,263,005, respectively. The compensation expenses are included in the Statements of Operations.

As of June 30, 2024, the total share-based compensation costs not yet recognized related to unvested stock options was $2,819,537 million, which is expected to be recognized over the weighted-average remaining requisite service period of 1.41 years

WORLD HEALTH ENERGY HOLDINGS, INC.

 NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – RELATED PARTIES

A.	Transactions and balances with related parties

	Six months ended June 30		Three months ended June 30
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

General and administrative expenses:
Salaries and fees to officers	721,475	1,420,162	325,276	613,219
(*) of which share based compensation	634,458	1,329,597	282,287	573,520

Research and development expenses:
Salaries and fees to officers	91,621	137,213	42,430	59,402
(*) of which share based compensation	47,821	91,483	20,792	39,504

B.	Balances with related parties and officers:

	As of June 30,	As of December 31,
	2024	2023
	(Unaudited)

Other current assets	85,632	62,647
Other accounts liabilities	117,561	113,615
Liability for employee rights upon retirement	130,825	129,768
Long term loan from related party (*)	2,012,339	2,012,339

(*)	Received from UCG by December 31, 2021. The loan bears no interest.

NOTE 6 – SUBSEQUENT EVENTS

(i) On July 2, 2024, the Company, entered into and executed an agreement (the “IHQ Agreement”) with Intent HQ Limited (“IHQ”), a company incorporated under the laws of England and Wales pursuant to which IHQ invested and granted the Company a worldwide, royalty-free, perpetual, nonexclusive, sublicensable, irrevocable license to IHQ’s Edge SDK, in both source-code and object-code formats and associated documentation (collectively, the “Perpetual License”). In consideration of the Perpetual License the Company undertook to issue 25,038,272,832 shares (the “Consideration Shares”) of Company’s common stock, par value $0.00001 per share (the “Common Stock”). The Consideration Shares represents approximately 4.8% of the issued and outstanding share capital of the Company following such issuance. Under the terms of the IHQ Agreement, IHQ also undertook to provide professional consulting services to enable the Company to implement, develop and commercialize its own and joined products based on the product materials or any portions or derivative works thereof, all subject to the terms and conditions set forth therein.

The strategic alliance represented by this agreement aims to leverage WHEN’s cybersecurity products in combination with IHQ’s modules to introduce to the market novel products in the cybersecurity field applicable to both the business and individual level.

The IHQ Agreement provides that the Consideration Shares are subject to a Lock Up Agreement for a period of 12 months from the date of their issuance, but the lock up would be automatically canceled on the date of the Uplisting (as defined below). In addition, the lock up may be cancelled unilaterally by IHQ, in its sole discretion, in which case the Perpetual License will be considered fully paid. Under the terms of the IHQ Agreement, the Company undertook to complete an uplisting (the “Uplisting”) of its shares of Common Stock on NYSE, NASDAQ or the Chicago Board Options Exchange prior to June 28, 2025 (the “Uplisting Target Date”).

Under the terms of the IHQ Agreement, the Company may at any time prior to the Uplisting Target Date, at its sole discretion without any obligation whatsoever, pay IHQ in cash $5 million dollar as a license fee for the Perpetual License, upon which the entirety of the Consideration Shares shall be returned to the Company. If the Uplisting occurs on or before the Uplisting Target Date, then upon Uplisting the Perpetual License shall be deemed to have been fully paid for by the issuance of the Consideration Shares, and all of IHQ’s rights of termination of the Agreement and rights related to cancellation of Lock Up shall terminate and no longer be in force and effect. However, if the Uplisting does not occur before the Uplisting Target Date and, or the Company has not paid $5 million license fee for the Perpetual License, then IHQ has the right, within 30 days of the Uplisting Target Date, to terminate the Agreement and return to WHEN all of the Consideration Shares.

In the event that the Company or a subsidiary will raise funds on or prior to December 28, 2025 (the “Target Fundraise Period”) in connection with, from or relating to the Uplisting (whether or not the Uplisting ultimately occurs) for a specified amount (the “Target Fundraise”), the Company is obligated to pay IHQ a marketing advisory fee at a specified the rate for each dollar cumulatively raised during the Target Fundraise Period over and above the Target Fundraise.

(ii) On August 14, 2024, the Company, entered into and executed an agreement (the “Terra Zone Agreement”) with Terra Zone Ltd. (“Terrz Zone”), a company incorporated under the laws of Israel pursuant to which the Company purchased 448,029 ordinary shares of Terra Zone, representing 4% of the issued and outstanding shares of Terra Zome on a fully diluted basis immediately following the issuance, in consideration for the Company’s agreement to issue to Terrz Zone 5,000,000,000 shares of the Company’s common stock. In addition, the parties agreed to a mutual option, exercisable by either of the parties through the second anniversary of the closing of the Terra Zone Agreement, to acquire additional shares of the other. Under the mutual option, the Company is entitled to purchase an additional 446,697 ordinary shares of Terra Zone in consideration of the issuance by the Company of 5,208,338,520 shares common stock of the Company and Terra Zone is entitled to exercise the mutual option for the same number of the Company’s common stock.

Terra Zone is engaged in the cybsersecurity field. On August 14, 2024, the Company and Terra Zone entered into the Technology Cooperation Agreement pursuant to which the parties will cooperate as reasonably required so that their security solutions interoperate, By integrating Terra Zone’s unique technology with WHEN’s intelligence cyber and security business solution, the parties intend to bring to market an endpoint security solution intended to enable organizations to precisely identify and isolate any entity—whether working remotely or within the corporate network—ensuring that only authorized users can access critical resources while remaining completely isolated from the broader network.

Under the terms of the technology cooperation agreement, the parties undertook to develop and commercialize the Bundled Solution. The parties also agreed that of the net sales received from the parties from the Bundled Solution in an aggregate amount of up to eight million ($8,000,000), except for certain specified fees, 75% of such amount shall be for the account of WHEN and the balance for Terra Zone. Any amounts of net sales in excess of eight million ($8,000,000) shall be distributed to the parties in equal measure.

(iii) The Company and Mr. Baumeohl, a Company director, entered into an agreement as of August 14, 2024 pursuant to which all investments by Mr. Baumeohl during 2024 under the investment agreement between Mr. Barumeohl and Company which was entered into in November 2022, which aggregated to $919,767 as of the date of this report, will be priced at a per share purchase price of $0.0001, retroactive to January 1, 2024.

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

Overview

World Health Energy Holdings (“WHEN” or the “Company” or “us” ) is primarily engaged in the global telecom and cybersecurity technology field. On April 27, 2020, WHEN completed a reverse triangular merger pursuant to which SG 77 Inc., a Delaware corporation (“SG”) and at such time a wholly-owned subsidiary of UCG, the Company’s principal shareholder, became a direct and wholly owned subsidiary of the Company and RNA Ltd. became an indirect wholly owned subsidiary of the Company through SG. Each of Gaya Rozensweig and George Baumeohl, directors of the Company, are also the sole shareholders and directors of UCG.

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

Through the date of this report, CrossMobile signed up approximately 3,500 paying subscribers, including B2B and B2C subscribers. CrossMobile intends during the next 12 months to build a strong telecom brand empowered by ’state of the art’ technology, competitive pricing and a product mix including proprietary AI and WHEN’s cybersecurity solutions.

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

1 Grand View Research, from https://www.grandviewresearch.com/industry-analysis/global-telecom-services-market

2 https://www.fortunebusinessinsights.com/industry-reports/cyber-security-market-101165

Transaction with Intent HQ

On July 2, 2024, the Company, entered into an agreement (the “HQ Agreement”) with Intent HQ Limited (“IHQ”), a company incorporated under the laws of England and Wales pursuant to which IHQ Invested and granted the Company a worldwide, royalty-free, perpetual, nonexclusive, sublicensable, irrevocable license to IHQ’s Edge SDK, in both source-code and object-code formats and associated documentation (collectively, the “Perpetual License”). In consideration of the Perpetual License the Company issued 25,038,272,832 shares (the “Consideration Shares”) of Company’s common stock, par value $0.00001 per share (the “Common Stock”). IHQ also undertook to provide professional consulting services to enable the Company to implement, develop and commercialize its own and joined products based on the product materials or any portions or derivative works thereof, all subject to the terms and conditions set forth therein.

The strategic alliance represented by this agreement aims to leverage WHEN’s cybersecurity products in combination with IHQ’s modules to introduce to the market novel products in the cybersecurity field applicable to both the business and individual level.

The Agreement provides that the Consideration Shares are subject to a Lock Up Agreement for a period of 12 months from the date of their issuance, but the lock up would be automatically canceled on the date of the Uplisting (as defined below). In addition, the lock up may be cancelled unilaterally by IHQ, in its sole discretion, in which case the Perpetual License will be considered fully paid. Under the terms of the Agreement, the Company undertook to complete an uplisting (the “Uplisting”) of its shares of Common Stock on NYSE, NASDAQ or the Chicago Board Options Exchange prior to June 28, 2025 (the “Uplisting Target Date”).

Under the terms of the Agreement, the Company may at any time prior to the Uplisting Target Date, at its sole discretion without any obligation whatsoever, pay IHQ in cash $5 million dollar as a license fee for the Perpetual License, upon which the entirety of the Consideration Shares shall be returned to the Company. If the Uplisting occurs on or before the Uplisting Target Date, then upon Uplisting the Perpetual License shall be deemed to have been fully paid for by the issuance of the Consideration Shares, and all of IHQ’s rights of termination of the Agreement and rights related to cancellation of Lock Up shall terminate and no longer be in force and effect. However, if the Uplisting does not occur before the Uplisting Target Date and, or the Company has not paid $5 million license fee for the Perpetual License, then IHQ has the right, within 30 days of the Uplisting Target Date, to terminate the Agreement and return to WHEN all of the Consideration Shares.

In the event that the Company or a subsidiary will raise funds on or prior to December 28, 2025 (the “Target Fundraise Period”) in connection with, from or relating to the Uplisting (whether or not the Uplisting ultimately occurs) for a specified amount (the “Target Fundraise”), the Company is obligated to pay IHQ a marketing advisory fee at a specified the rate for each dollar cumulatively raised during the Target Fundraise Period over and above the Target Fundraise.

Transaction with Terra Zone Ltd.

On August 14, 2024, the Company, entered into and executed an agreement (the “Agreement”) with Terra Zone Ltd. (“Terrz Zone”), a company incorporated under the laws of Israel pursuant to which the Company purchased 448,029 ordinary shares of Terra Zone, representing 4% of the issued and outstanding shares of Terra Zome on a fully diluted basis immediately following the issuance, in consideration for the Company’s agreement to issue ot Terrz Zone 5,000,000,000 shares of the Company’s common stock. In addition, the parties agreed to a mutual option, exercisable by either of the parties through the second anniversary of closing, to acquire additional shares of the other. Under the mutual option, the Company is entitled to purchase an additional 446,697 ordinary shares of Terra Zone in consideration of the issuance by the Company of 5,208,338,520 shares common stock of the Company and Terra Zone is entitled to exercise the mutual option for the same number of the Company’s common stock.

Terra Zone is engaged in the cybsersecurity field. On August 14, 2024, the Company and Terra Zone entered into the Technology Cooperation Agreement pursuant to which the parties will cooperate as reasonably required so that their security solutions interoperate. By integrating Terra Zone’s unique technology with WHEN’s WHEN’s advanced intelligence cyber and security business solution, the parties intend to bring to market an endpoint security solution intended to enable organizations to precisely identify and isolate any entity—whether working remotely or within the corporate network—ensuring that only authorized users can access critical resources while remaining completely isolated from the broader network.

The collaboration between WHEN and TerraZone highlights their commitment to advancing security measures in the micro-segmentation industry. As cyber threats evolve, the demand for adaptive security solutions that can operate seamlessly across various network environments is imperative. Together, WHEN and TerraZone are are aiming to deliver a comprehensive security solutions that address the complexities of the current corporate infrastructures.

Under the terms of the technology agreement, the parties undertook to develop and commercialize the bundled product. The parties also agreed that of the net sales received from the parties from the Bundled Solution in an aggregate amount of up to eight million ($8,000,000), except for certain specified fees, 75% of such amount shall be for the account of WHEN and the balance for Terra Zone. Any amounts of net sales in excess of eight million ($8,000,000) shall be distributed to the parties in equal measure

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

The third step expected to be initiated in fourth quarter of 2024 is to copy and paste the same scenario of combining Cyber Care and Mobile Telecom to other selected markets in North Africa, the USA and Europe.

Bundled Security Offering

Under the agreement with Terra Zone, WHEN and Tera Zone intend to bring to market an endpoint security solution intended to enable organizations to precisely identify and isolate any entity—whether working remotely or within the corporate network—ensuring that only authorized users can access critical resources while remaining completely isolated from the broader network.

Comparison of the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023

	Three months ended June, 2024
	2024	2023

Revenues	$19,047	102,646
Cost of revenues	(22,866)	-
Gross profit	(3,819)	102,646
Operating Expenses
Research and development expenses	(378,199)	(502,187)
Selling and marketing expenses	(66,626)	(3,527)
General and administrative expenses	(686,016)	(1,148,382)
Operating loss	(1,134,660)	(1,551,450)
Financing income (expenses), net	(7,694)	10,614
Loss before equity in net loss of equity investments	(1,142,354)	(1,540,836)
Less: Equity in net loss of equity investments	-	250
Net loss	(1,142,354)	(1,540,586)
Net loss attributable to non-controlling interests	43,094	12,930
Net loss attributable to the Company’s stockholders	(1,099,260)	(1,527,656)

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

The following table discloses the breakdown of research and development expenses:

	Three Months Ended June 30,
	2024	2023
Salaries and related expenses	$72,374	111,339
Share-based compensation expenses	201,955	349,867
Subcontractors and other development costs	42,729	5,887
Depreciation and amortization	4,733	4,305
Rent and office maintenance	16,532	24,465
Other expenses	39,876	6,324
Total	$378,199	502,187

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related expenses, professional services and other expenses.

The following table discloses the breakdown of selling and marketing expenses:

	Three Months Ended June 30,
	2024	2023
Salaries and related expenses	49,913	3,527
Other expenses	16,713	-
Total	$66,626	3,527

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

The following table discloses the breakdown of general and administrative expenses:

	Three Months Ended June 30
	2024	2023
Salaries and related expenses	$59,186	$55,477
Share-based compensation expenses	667,337	975,319
Professional services	(63,765)	86,067
Rent and office maintenance	22,202	16,346
Other expenses	1,056	15,173
Total	$686,016	$1,148,382

Revenues

Revenues for the three months ended June 30, 2024 and 2023 were $19,047 and $102,646, respectively. The decrease in our revenues resulted primarily from one-time services provided under a development agreement in an amount of $90,000 recognized during the three months ended June 30, 2023.

Research and Development Expenses. Research and development expenses consist of salaries and related expenses, share-based compensation expenses, consulting fees, service providers’ costs and overhead expenses. Research and development expenses decreased from $502,187 during the three months ended June 30, 2023 to $378,199 during the three months ended June 30, 2024. The decrease resulted primarily from decrease in non-cash share-based compensation expenses as well as salaries and related expenses, partially offset by increase in consulting fees and service providers’ costs associated with our development activities, rent and maintenance costs and salaries and related expenses.

Selling and Marketing Expenses. Selling and marketing expenses consist primarily of salaries and related expenses. Selling and marketing expenses for the three months ended June 30, 2024 amounted to $66,626 as compared to $3,527 for the three months ended June 30, 2023. The increase in our Selling and marketing expenses resulted primarily from increase in salaries and related expenses and in other selling and marketing expenses.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses, share-based compensation expenses and other non-personnel related expenses such as legal expenses. General and administrative expenses decreased from $1,148,382 for the three months ended June 30, 2023 to $686,016 in the three months ended June 30, 2024. The decrease is primarily attributed to the decrease in non-cash share-based compensation expenses and professional services expenses.

Financing Income (expenses), Net. Financing income, net decreased from $10,614 of financing income for the three months ended June 30, 2023 to financing expenses, net of $7,694 for the three months ended June 30, 2024. The increase in financing expenses, net is mainly a result of currency exchange differences between the Dollar and the New Israeli Shekel.

Net Loss. As a result of the foregoing, our net loss for the three months ended June 30, 2024 was $1,142,354 compared to $1,540,586 for the three months ended June 30, 2023.

Comparison of the six Months Ended June 30, 2024 to the six Months Ended June 30, 2023

Summary of Results of Operations

	Six months ended
	June 30
	2024	2023

Revenues	$51,923	134,986
Cost of revenues	(34,548)	-
Gross profit	17,375	134,986
Operating Expenses
Research and development expenses	(824,583)	(1,005,123)
Selling and marketing expenses	(93,825)	(30,197)
General and administrative expenses	(1,641,147)	(3,132,840)
Operating loss	(2,542,180)	(4,033,174)
Financing income, net	(7,585)	15,503
Loss before equity in net loss of equity investments	(2,549,765)	(4,017,671)
Less: Equity in net loss of equity investments	-	(227)
Net loss	(2,549,765)	(4,017,898)
Net loss attributable to non-controlling interests	67,328	25,942
Net loss attributable to the Company’s stockholders	(2,482,437)	(3,991,956)

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

The following table discloses the breakdown of research and development expenses:

	Six Months Ended June 30
	2024	2023
Salaries and related expenses	$147,857	173,683
Share-based compensation expenses	470,946	750,391
Subcontractors and other development costs	80,376	14,719
Depreciation and amortization	9,815	8,573
Rent and office maintenance	58,562	47,089
Other expenses	57,027	10,667
Total	$824,583	1,005,123

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related expenses, professional services and other expenses.

The following table discloses the breakdown of selling and marketing expenses:

	Six Months Ended June 30
	2024	2023
Professional services	$77,112	$30,197
Other expenses	16,713	-
Total	$93,825	$30,197

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

The following table discloses the breakdown of general and administrative expenses:

	Six Months Ended June 30
	2024	2023
Salaries and related expenses	$117,571	149,916
Share-based compensation expenses	1,371,096	2,821,682
Professional services	97,846	106,409
Rent and office maintenance	50,468	47,200
Other expenses	4,166	7,633
Total	$1,641,147	3,132,840

Revenues

Revenues for the six months ended June 30, 2024 and 2023 were $51,923 and $134,986, respectively. The decrease in our revenues resulted primarily from one-time services provided under a development agreement in an amount of $90,000 recognized during the six months ended June 30, 2023.

Research and Development Expenses. Research and development expenses consist of salaries and related expenses, share-based compensation expenses, consulting fees, service providers’ costs and overhead expenses. Research and development expenses decreased from $1,005,123 during the six months ended June 30, 2023 to $824,583 during the six months ended June 30, 2024. The decrease resulted primarily from decrease in non-cash share-based compensation expenses and salaries and related expenses partially offset by increase in professional services.

Selling and Marketing Expenses. Selling and marketing expenses consist primarily of professional fees. Selling and marketing expenses for the six months ended June 30, 2024 amounted to $93,825 as compared to $30,197 for the six months ended June 30, 2023. The increase is primarily attributable to increase in salaries and related expenses.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses, share-based compensation expenses and other non-personnel related expenses such as legal expenses. General and administrative expenses decreased from $3,132,840 for the six months ended June 30, 2023 to $1,641,147 in the six months ended June 30, 2024. The decrease is primarily attributed to the decrease in non-cash share-based compensation expenses.

Financing Income (expenses), Net. Financing income, net decreased from $15,503 of financing income for the six months ended June 30, 2023 to financing expenses, net of $7,585 for the six months ended June 30, 2024. The increase in financing expenses, net is mainly a result of currency exchange differences between the Dollar and the New Israeli Shekel.

Net Loss. As a result of the foregoing, our net loss for the six months ended June 30, 2024 was $2,549,765 compared to $4,017,898 for the six months ended June 30, 2023.

Financial Condition, Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. At June 30, 2024 and 2023, we had current assets of $383,566 and $448,604, respectively, and total assets of $10,360,869 and $10,535,250 respectively. We had current liabilities of $790,393 and 664,641 as of June 30, 2024 and 2023, respectively and total liabilities of $3,966,534 as compared to $3,815,403 as of June 30, 2024 and 2023, respectively.

At June 30, 2024, we had a cash balance of $125,807 compared to the cash balance of $267,151 as of June 30, 2023. We have no cash equivalents.

At June 30, 2024, we had a negative working capital of $406,827 as compared with a working capital deficiency of $216,037 at June 30, 2023.

Financial Support

In November 2022, we entered into an investment agreement with George Baumeohl, our director, pursuant to which Mr. Baumeohl has agreed to support our operation by way of an equity investment of up to $3 million through August 2025, as needed. The agreement provides for sales of our common stock to Mr. Baumeohl at per share purchase prices ranging between $0.0003 and $0.0005. As of the date of this report, we received an aggregate of $2,144,767 from Mr. Baumeohl. The Company and Mr. Baumeohl entered into an agreement as of August 14, 2024 pursuant to which all investments by Mr. Baumeohl during 2024 under the November 2022 investment agreement, which as of the date of this report aggregated to $919,767, will be priced at a per share purchase price of $0.0001, retroactive to such date.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Interim Chief Executive Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Interim Chief Executive Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on that evaluation, our management, including our Chief Executive Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2024.

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

Changes in Internal Controls over Financial Reporting.

Except for the material weakness noted above, there have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

a.	On May 1, 2024 the Company received subscription proceeds of $150,000 under the investment agreement with Mr. Baumeohl in respect of which he is entitled to 1,500,000,000 shares of Common Stock which have not been issued as of the date of this report
b.	On June 20, 2024 the Company received subscription proceeds of $150,000 under the investment agreement with Mr. Baumeohl in respect of which he is entitled to 1,500,000,000 shares of Common Stock which have not been issued as of the date of this report.
c.	On August 13, 2024 the Company received subscription proceeds of $150,000 under the investment agreement with Mr. Baumeohl in respect of which he is entitled to 1,500,000,000 shares of Common Stock which have not been issued as of the date of this report.

We relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) thereof and/or Regulation S promulgated by the SEC under the Act with respect to the issuance of such securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION:

(i) During the fiscal quarter ended June 30, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.

(ii) On August 14, 2024, the Company, entered into and executed an agreement (the “Agreement”) with Terra Zone Ltd. (“Terrz Zone”), a company incorporated under the laws of Israel pursuant to which the Company purchased 448,029 ordinary shares of Terra Zone, representing 4% of the issued and outstanding shares of Terra Zome on a fully diluted basis immediately following the issuance, in consideration for the Company’s agreement to issue ot Terrz Zone 5,000,000,000 shares of the Company’s common stock. In addition, the parties agreed to a mutual option, exercisable by either of the parties through the second anniversary of closing, to acquire additional shares of the other. Under the mutual option, the Company is entitled to purchase an additional 446,697 ordinary shares of Terra Zone in consideration of the issuance by the Company of 5,208,338,520 shares common stock of the Company and Terra Zone is entitled to exercise the mutual option for the same number of the Company’s common stock.

Terra Zone is engaged in the cybsersecurity field. By integratingTerra Zone’s unique technology with WHEN’s advance mobile application, the parties intend to bring to market a endpoint security identity isolation sector, particularly in providing a robust Zero Trust Network Access (ZTNA) solution, tailored for the micro-segmentation industry. The combined offering is intended to enable organizations to precisely identify and isolate any entity—whether working remotely or within the corporate network—ensuring that only authorized users can access critical resources while remaining completely isolated from the broader network. Under the terms of the Terra Zone Agreement, the parties undertook to develop and commercialize the bundled product.

(iii) The Company and Mr. Baumeohl, a Company director, entered into an agreement as of August 14, 2024 pursuant to which all investments by Mr. Baumeohl during 2024 under the investment agreement between Mr. Barumeohl and Company which was enterd into in November 2022, which as of the date of this report aggregated to $919,767, will be priced at a per share purchase price of $0.0001, retroactive to January 1, 2024.

ITEM 6. EXHIBITS

Exhibit Index:

10.1*	Agreement dated July 2, 2024 between World Health Energy Holdings, Inc. and Intent HQ Limited (Incorporated by reference to the Current Report on Form 8-K filed by the Company on July 8, 2024)

10.2	Lock UP Agreement (Incorporated by reference to the Current Report on Form 8-K filed by the Company on July 8, 2024)

10.3	Ordinary Share Purchase Agreement dated as of August 13, 2024 between World Health Energy Holdings, Inc. and Terra Zone Ltd.

10.4	Technology Cooperation Agreement dated as of August 13, 2024 between World Health Energy Holdings, Inc. and Terra Zone Ltd.

10.5+	Letter Agreement dated as of August 14, 2024 between World Health Energy Holdings, Inc. and George Baumeohl

31.1**	Certification of Interim Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification of Interim Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Portions of this exhibit (indicated by bracketed asterisks) are omitted in accordance with the rules of the Securities and Exchange Commission because they are both not material and the Company customarily and actually treats such information as private or confidential.

+ Management Agreement

** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD HEALTH ENERGY HOLDINGS, INC.
(Registrant)

By:	/s/ Giora Rozensweig
Giora Rozensweig
Interim Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Date:	August 19, 2024

