Form 10-Q
period 2024-09-30
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2024-11-19
CIK 943535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended September 30, 2024; or

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

As of November 19, 2024, there were issued and outstanding 550,834,347,495 shares of the registrant’s common stock, par value $0.00001 per share, were outstanding.

WORLD HEALTH ENERGY HOLDINGS, INC.

Form 10-Q

September 30, 2024

2

WORLD HEALTH ENERGY HOLDINGS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2024

(UNAUDITED)

3

WORLD HEALTH ENERGY HOLDINGS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2024

IN U.S. DOLLARS

(UNAUDITED)

WORLD HEALTH ENERGY HOLDINGS, INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(U.S. dollars except share and per share data)

	September 30,	December 31,
	2024	2023
Assets
Current Assets
Cash and cash equivalents	59,671	46,435
Accounts receivable, net of allowance for credit losses of $2,842 and $7,545 as of September 30, 2024 and December 31, 2023, respectively	23,824	51,011
Inventory	20,935	4,699
Other current assets	283,787	148,749
Total Current assets	388,217	250,894
Non-current assets
Operating lease right-of-use asset	127,504	116,548
Long term prepaid expenses	24,925	25,496
Property and equipment, net	45,316	55,473
Funds in respect of employee rights upon termination	50,819	56,558
Investment in non-consolidated entity (note 3(ii))	911,379	-
Intangible assets	14,693,958	9,693,958
Total non-current assets	15,853,901	9,948,033
Total assets	16,242,118	10,198,927

Liabilities and Stockholders’ Equity
Current Liabilities
Short term credit	212,617	-
Accounts payable	73,493	106,964
Short term operating lease liability	88,463	56,245
Other current liabilities	741,782	554,928
Total Current Liabilities	1,116,355	718,137
Non-current Liabilities
Liability for employee rights upon retirement	243,090	217,617
Long term loan from parent company	2,012,339	2,012,339
Long term operating lease liability	30,227	49,411
Fair value of commitment to issue shares	396,514	-
Deferred tax liability	872,456	872,456
Total non-current liabilities	3,554,626	3,151,823

Total liabilities	4,670,981	3,869,960
Redeemable shares (Note 3)	5,000,000	-
Stockholders’ Equity (Note 3)
Series A preferred stock $0.0007 par value, 10,000,000 shares authorized, 5,000,000 shares issued and outstanding as of September 30, 2024, and December 31, 2023	3,500	3,500
Common stock $0.00001 par value, 750,000,000,000 shares authorized as of September 30, 2024 and December 31, 2023. 545,834,347,495 shares issued as of September 30, 2024 and 520,796,074,663 shares issued at December 31, 2023. 525,834,347,495 shares outstanding as of September 30, 2024 and 500,796,074,663 shares outstanding at December 31, 2023.	67,162,651	67,162,651
Additional paid-in capital	(32,232,220)	(33,985,758)
Treasury stock at cost – 20,000,000,000 shares of common stock	(8,000,000)	(8,000,000)
Proceeds on account of shares	2,559,998	450,000
Accumulated other comprehensive loss	(30,574)	(17,779)
Accumulated deficit	(26,462,611)	(23,015,196)
Total Company’s stockholders’ equity	3,000,744	2,597,418
Non-controlling interests	3,570,393	3,731,549
Total stockholders’ equity	6,571,137	6,328,967
Total liabilities and stockholders’ equity	16,242,118	10,198,927

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars except share and per share data)

	Nine months ended		Three months ended
	September 30		September 30
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)

Revenues	123,173	162,784	71,250	27,799
Cost of sales	(86,532)	-	(51,984)	-
Gross profit	36,641	162,784	19,266	27,799
Research and development expenses	(1,280,767)	(1,433,087)	(456,184)	(427,965)
Selling and marketing expenses	(140,504)	(36,889)	(46,679)	(6,693)
General and administrative expenses	(2,232,494)	(4,245,311)	(591,347)	(1,112,471)
Operating loss	(3,617,124)	(5,552,503)	(1,074,944)	(1,519,330)
Finance income (expenses), net	20,846	8,595	28,431	(6,908)
Loss before equity in net loss of equity investments	(3,596,278)	(5,543,908)	(1,046,513)	(1,526,238)
Less: Equity in net loss of equity investments	-	(1,117)	-	(890)
Net loss	(3,596,278)	(5,545,025)	(1,046,513)	(1,527,128)
Net loss attributable to non-controlling interests	148,863	52,392	81,535	26,450
Net loss attributable to the Company’s stockholders	(3,447,415)	(5,492,633)	(964,978)	(1,500,678)

Basic and diluted net loss per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	536,813,361,989	518,983,559,401	542,707,474,474	518,062,280,925

Comprehensive loss:
Net loss	(3,596,278)	(5,545,025)	(1,046,513)	(1,527,128)
Other comprehensive income (loss) - Foreign currency translation adjustments	(25,088)	1,535	(28,006)	13,276
Comprehensive loss	(3,621,366)	(5,543,490)	(1,074,519)	(1,513,852)
Net - loss attributable to non-controlling interests	148,863	52,392	81,535	26,450
Other comprehensive income attributable to non-controlling interests – Foreign currency translation adjustments	(10,139)	(1,248)	(13,723)	(6,505)
Comprehensive loss attributable to the Company’s stockholders	(3,482,642)	(5,492,346)	(1,006,707)	(1,493,907)

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars, except share and per share data)

	Series A Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional paid-in capital	Proceeds on account of shares	Treasury shares	Accumulated Other Comprehensive Income	Accumulated deficit	Total Company’s stockholders’ equity	Non-Controlling Interest	Total stockholders’ equity

BALANCE AS OF DECEMBER 31, 2023	5,000,000	3,500	520,796,074,663	67,162,651	(33,985,758)	450,000	(8,000,000)	(17,779)	(23,015,196)	2,597,418	3,731,549	6,328,967
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2024:
Share-based payment to employees and services providers	-	-	-	-	972,750		-	-	-	972,750	-	972,750
Proceeds on account of shares	-	-	-	-	-	470,173	-	-	-	470,173	-	470,173
Other comprehensive loss	-	-	-	-	-	-	-	(1,121)	-	(1,121)	(1,077)	(2,198)
Net loss	-	-	-	-					(1,383,177)	(1,383,177)	(24,234)	(1,407,411)
BALANCE AS OF MARCH 31, 2024	5,000,000	3,500	520,796,074,663	67,162,651	(33,013,008)	920,173	(8,000,000)	(18,900)	(24,398,373)	2,656,043	3,706,238	6,362,281
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED JUNE 30, 2024:
Share-based payment to employees and services providers	-	-	-	-	869,292	-	-	-	-	869,292	-	869,292
Proceeds on account of shares	-	-	-	-	-	300,000	-	-	-	300,000	-	300,000
Other comprehensive income	-	-	-	-	-	-	-	2,609	-	2,609	2,507	5,116
Net loss	-	-	-	-					(1,099,260)	(1,099,260)	(43,094)	(1,142,354)
BALANCE AS OF JUNE 30, 2024	5,000,000	3,500	520,796,074,663	67,162,651	(32,143,716)	1,220,173	(8,000,000)	(16,291)	(25,497,633)	2,728,684	3,665,651	6,394,335
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED SEPTEMBER 30, 2024:
Share-based payment to employees and services providers	-	-	-	-	601,321	-	-	-	-	601,321	-	601,321
Proceeds on account of shares	-	-	-	-	-	650,000	-	-	-	650,000	-	650,000
Deemed Dividend (Note 4a)	-	-	-	-	(689,825)	689,825	-	-	-	-	-	-
Other comprehensive loss	-	-	-	-	-	-	-	(14,283)	-	(14,283)	(13,723)	(28,006)
Issuance of redeemable shares	-	-	25,038,272,832	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-					(964,978)	(964,978)	(81,535)	(1,046,513)
BALANCE AS OF SEPTEMBER 30, 2024	5,000,000	3,500	545,834,347,495	67,162,651	(32,232,220)	2,559,998	(8,000,000)	(30,574)	(26,462,611)	3,000,744	3,570,393	6,571,137

WORLD HEALTH ENERGY HOLDINGS, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars, except share and per share data)

	Series A Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional paid-in capital	Proceeds on account of shares	Treasury shares	Accumulated Other Comprehensive loss	Accumulated deficit	Total Company’s stockholders’ equity	Non-Controlling Interest	Total stockholders’ equity

BALANCE AS OF DECEMBER 31, 2022	5,000,000	3,500	516,302,741,330	67,117,718	(40,614,231)	-	(8,000,000)	(2,611)	(16,035,848)	2,468,528	3,815,844	6,284,372
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2023:
Issuance of shares	-	-	1,640,000,000	16,400	512,600	-	-	-	-	529,000	-	529,000
Share-based payment to employees and services providers	-	-	-	-	2,219,109	-	-	-	-	2,219,109	-	2,219,109
Other comprehensive loss	-	-	-	-	-	-	-	(2,273)		(2,273)	(1,216)	(3,489)
Net loss	-	-	-	-					(2,464,300)	(2,464,300)	(13,012)	(2,477,312)
BALANCE AS OF MARCH 31, 2023	5,000,000	3,500	517,942,741,330	67,134,118	(37,882,522)	-	(8,000,000)	(4,884)	(18,500,148)	2,750,064	3,801,616	6,551,680
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED JUNE 30, 2023:
Issuance of shares	-	-	2,083,333,333	20,833	279,167	-	-	-	-	300,000	-	300,000
Issuance of shares for investment in an investee	-	-	770,000,000	7,700	146,300	-	-	-	-	154,000	-	154,000
Share-based payment to employees and services providers	-	-	-	-	1,263,005	-	-	-	-	1,263,005	-	1,263,005
Other comprehensive loss	-	-	-	-	-	-	-	(4,211)		(4,211)	(4,041)	(8,252)
Net loss	-	-	-	-					(1,527,656)	(1,527,656)	(12,930)	(1,540,586)
BALANCE AS OF JUNE 30, 2023	5,000,000	3,500	520,796,074,663	67,162,651	(36,194,050)	-	(8,000,000)	(9,095)	(20,027,804)	2,935,202	3,784,645	6,719,847
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED SEPTEMBER 30, 2023:
Share-based payment to employees and services providers	-	-	-	-	1,162,963	-	-	-	-	1,162,963	-	1,162,963
Proceeds on account of shares	-	-	-	-	-	150,000	-	-	-	150,000	-	150,000
Other comprehensive income	-	-	-	-	-	-	-	6,771		6,771	6,505	13,276
Net loss	-	-	-	-					(1,500,678)	(1,500,678)	(26,450)	(1,527,128)
BALANCE AS OF SEPTEMBER 30, 2023	5,000,000	3,500	520,796,074,663	67,162,651	(35,031,087)	150,000	(8,000,000)	(2,324)	(21,528,482)	2,754,258	3,764,700	6,518,958

WORLD HEALTH ENERGY HOLDINGS, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars except)

	Nine months ended
	September 30,
	2024	2023
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(3,596,278)	(5,545,025)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation	14,493	13,345
Change in liability for employee rights upon retirement	25,473	3,874
Equity in net loss of equity investments	-	1,117
Changes in fair value of commitment to issue shares	(14,863)	-
Share-based compensation expense	2,443,363	4,700,633
Change in operating lease	2,079	(5,778)
Change in accounts receivable	27,186	(25,473)
Change in inventory and in other assets	(59,050)	5,054
Change in accounts payable	(33,471)	51,680
Change in other accounts liabilities	(44,834)	72,699
Net cash used in operating activities	(1,235,902)	(727,874)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans granted to related parties	(91,653)	(4,028)
Increase in funds in respect of employee rights upon retirement	5,739	-
Purchase of property and equipment	(4,336)	(20,986)
Net cash used in investing activities	(90,250)	(25,014)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	681,000
Loans received	414,333	-
Proceeds on account of shares	920,173	150,000
Net cash provided by financing activities	1,334,506	831,000

Effect of exchange rate changes on cash and cash equivalents	4,882	1,165

INCREASE IN CASH AND CASH EQUIVALENTS	13,236	79,277

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	46,435	56,346

CASH AND CASH EQUIVALENTS AT END OF PERIOD	59,671	135,623

Supplemental disclosure of cash flow information:
Non cash transactions:
Initial recognition of right-of-use operating lease asset and operating lease liability	64,497	-
Investment in purchase of equity method investment	-	154,000
Redeemable shares issued for the purchase of intangible assets	5,000,000	-
Issue of share in exchange for shares and options received	911,378	-
Issuance of share in exchange for debt	-	144,000

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

B.	Board and Shareholder Authority for Reverse Stock Split

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

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

C.	Financial position

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

During the nine months ended September 30, 2024, the Company incurred a net loss of $3,447 thousands and used net cash flows in its operations of $1,236 thousands. As of September 30, 2024, the Company had unrestricted cash and cash equivalents of $60 thousands available to fund its operations, and an accumulated deficit of $26,463 thousands.

The Group’s management expects that the Group will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of September 30, 2024, management currently is of the opinion that its existing cash will be sufficient to fund operations until the end of the fourth quarter of 2024. As a result, there is substantial doubt regarding the Company’s ability to continue as a going concern.

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

D.	Risk factors

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

E.	On October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. Following the attack by Hamas on Israel’s southern border, Hezbollah in Lebanon also launched missile, rocket, drone and shooting attacks against Israeli military sites, troops and Israeli towns in northern Israel. In addition, Iran recently launched direct attacks on Israel and has threatened to continue to attack Israel. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza, Hezbollah in Lebanon, the Houthis in Yemen and various rebel militia groups in Syria and Iraq. While currently limited damage was registered in Israel from the Iranian attacks, the situation is developing and could lead to additional wars and hostilities in the Middle East. In October 2024, Israel began limited ground operations against Hezbollah in Lebanon. It is possible that the hostilities with Hezbollah will escalate, and that other terrorist organizations, including Palestinian military organizations in the West Bank, as well as other hostile countries, will join the hostilities. Such hostilities may include terror and missile attacks.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, the financial statements presented herein include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the nine-months ended September 30, 2024. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2024.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on published on the OTCIQ, for the year ended December 31, 2023 from which the accompanying condensed consolidated balance sheet dated December 31, 2023 was derived.

Principles of Consolidation

The consolidated financial statements are prepared in accordance with GAAP. The consolidated financial statements of the Company include WHEN and its wholly-owned and majority-owned subsidiaries. All inter-company balances and transactions have been eliminated.

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

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continue)

Redeemable shares

The Company records its redeemable shares at fair value less issuance costs on the dates of issuance. The Company has classified its redeemable shares as temporary equity (mezzanine) on the consolidated balance sheet between liabilities and equity, due to redemption rights that are deemed outside of the Company’s control and are measured at their redemption values at the end of each period.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to provide enhanced segment disclosures. The standard will require disclosures about significant segment expenses and other segment items and identifying the Chief Operating Decision Maker and how they use the reported segment profitability measures to assess segment performance and allocate resources. These enhanced disclosures are required for all entities on an interim and annual basis, even if they have only a single reportable segment. The standard is effective for years beginning after December 15, 2023 and interim periods within annual periods beginning after December 15, 2024. The Company does not believe that adoption of this ASU will have a material impact on the Company’s consolidated financial statements.

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

NOTE 3 –EVENTS DURING THE PERIOD

(i)	On July 2, 2024, the Company, entered into and executed an agreement (the “IHQ Agreement”) with Intent HQ Limited (“IHQ”), a company incorporated under the laws of England and Wales pursuant to which IHQ invested and granted the Company a worldwide, royalty-free, perpetual, nonexclusive, sublicensable, irrevocable license to IHQ’s Edge SDK, in both source-code and object-code formats and associated documentation (collectively, the “Perpetual License”). In consideration of the Perpetual License the Company issued 25,038,272,832 shares (the “Consideration Shares”) of Company’s common stock (the “Common Stock”). The Consideration Shares represents approximately 4.8% of the issued and outstanding share capital of the Company following such issuance. Under the terms of the IHQ Agreement, IHQ also undertook to provide professional consulting services to enable the Company to implement, develop and commercialize its own and joined products based on the product materials or any portions or derivative works thereof, all subject to the terms and conditions set forth therein.

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

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

The Company estimated the value of the Perpetual License purchased at $5,000,000 based on the fair value of Company’s shares at the agreement date. In addition, the Company determined that in certain circumstances, beyond its control, the Consideration Shares may be obligated to be redeemed and therefore, classified the Consideration Shares as temporary equity pursuant to the guidance in ASC 815-40-25.

(ii)	On August 14, 2024, the Company, entered into and executed an agreement (the “Terra Zone Agreement”) with Terra Zone Ltd. (“Terrz Zone”), a company incorporated under the laws of Israel pursuant to which the Company purchased 448,029 ordinary shares of Terra Zone, representing 4% of the issued and outstanding shares of Terra Zome on a fully diluted basis immediately following the issuance, in consideration for the Company’s agreement to issue to Terra Zone 5,000,000,000 shares of the Company’s common stock. In addition, the parties agreed to a Mutual Option, exercisable by either of the parties through the second anniversary of the closing of the Terra Zone Agreement, to acquire additional shares of the other. Under the Mutual Option, the Company is entitled to purchase an additional 446,697 ordinary shares of Terra Zone in consideration of the issuance by the Company of 5,208,338,520 shares common stock of the Company and Terra Zone is entitled to exercise the Mutual Option for the same number of the Company’s common stock.

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

As of September 30, 2024, Terra Zone issued its share to the Company while the Company issued its shares to Terra Zone at October 25, 2024.

The Company estimated the value of the Terrz Zone’s shares based on the fair value of Company’s shares as the agreement date, at $500,000.

The fair value of the Mutual Option was estimated using the Black-Scholes option pricing model. The assumptions used to perform the calculations as of September 30, 2024 and the agreement date, are detailed below:

	September 30, 2024	August 14, 2024
Expected volatility (%)	169.4%	174.0%
Risk-free interest rate (%)	3.66%	3.93%
Expected dividend yield	0.0%	0.0%
Contractual term (years)	1.87	2.00
Conversion price	0.0001	0.0001
Underlying share price (U.S. dollars)	0.0001	0.0001
Fair value (U.S. dollars in thousands)	396,515	411,378

NOTE 4 – COMMON STOCK

a.	During the nine months ended September 30, 2024, the Company received subscription proceeds of $919,767 under the November 1, 2022, investment agreement with Mr. Baumeohl in respect of which he was entitled to 2,299,417,500 shares of the Company’s common stock, at a per share price of $0.0004. On August 14, 2024 the Company and Mr. Baumoehl entered into an amendment to the November 1, 2022 investment agreement according to which, investments aggregated to $919,767, will be priced at a per share purchase price of $0.0001, retroactive to January 1, 2024, in respect of which Mr. Baumeohl is entitled to 9,197,670,000 shares of the Company’s common stock. The Company viewed the amendment as a down round feature and recorded its value as deemed dividend.
b.	On July 22, 2024, the Company issued 25,038,272,832 shares (the “Consideration Shares”) of Company’s common stock per share, in consideration for Perpetual License (see note 3(i) above).

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - STOCK OPTIONS

1.	The following table presents the Company’s stock option activity during the three and nine months ended September 30, 2024:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31,2023	36,602,000,000	0.0001
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31,2024	36,602,000,000	0.0001
Granted	2,000,000,000	0.0001
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30,2024	38,602,000,000	0.0001
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at September 30,2024	38,602,000,000	0.0001
Number of options exercisable at September 30, 2024	20,525,500,000	0.0001

The aggregate intrinsic value of the awards outstanding as of September 30, 2024 is 0. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.0001 as of September 30, 2024, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

The stock options outstanding as of September 30, 2024, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
	As of September 30, 2024
0.0001	38,602,000,000	2.13	20,525,500,000
	38,602,000,000	2.13	20,525,500,000

The stock options outstanding as of September 30, 2023, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
	As of September 30, 2023
0.0001	46,602,000,000	3.02	12,100,000,000
	46,602,000,000	3.02	12,100,000,000

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - STOCK OPTIONS (continue)

Compensation expense recorded by the Company in respect of its stock-based compensation awards for the nine and three months ended September 30, 2024 were $2,443,363 and $601,321, respectively and for the nine and three months ended September 30, 2023 were $4,700,633 and $1,162,963, respectively. The compensation expenses are included in the Statements of Operations.

As of September 30, 2024, the total share-based compensation costs not yet recognized related to unvested stock options was $2,218,215, which is expected to be recognized over the weighted-average remaining requisite service period of 1.25 years

NOTE 6 – RELATED PARTIES

A.	Transactions and balances with related parties

	Nine months ended September 30		Three months ended September 30
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

General and administrative expenses:
Salaries and fees to officers	979,506	1,940,058	258,031	519,897
(*) of which share based compensation	851,006	1,788,288	216,548	458,692

Research and development expenses:
Salaries and fees to officers	127,078	195,342	35,457	58,128
(*) of which share based compensation	62,375	118,513	14,554	27,029

B.	Balances with related parties and officers:

	As of September 30,	As of December 31,
	2024	2023
	(Unaudited)

Other current assets	113,723	62,647
Other accounts liabilities	117,538	113,615
Liability for employee rights upon retirement	136,762	129,768
Long term loan from related party (*)	2,012,339	2,012,339

(*)	Received from UCG by December 31, 2021. The loan bears no interest.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2024. Certain statements made in this discussion are “forward-looking statements” within the meaning of the private securities litigation reform act of 1995. These statements are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by the Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Through the date of this report, CrossMobile signed up approximately 4,500 paying subscribers, including B2B and B2C subscribers. CrossMobile intends during the next 12 months to build a strong telecom brand empowered by ‘state of the art’ technology, competitive pricing and a product mix including proprietary AI and WHEN’s cybersecurity solutions.

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

1 Grand View Research, from https://www.grandviewresearch.com/industry-analysis/global-telecom-services-market

2 https://www.fortunebusinessinsights.com/industry-reports/cyber-security-market-101165

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

Comparison of the Three Months Ended September 30, 2024 to the Three Months Ended September 30, 2023

	Three months ended September 30, 2024
	2024	2023

Revenues	$71,250	27,799
Cost of revenues	(51,984)	-
Gross profit	19,266	27,799
Operating Expenses
Research and development expenses	(456,184)	(427,965)
Selling and marketing expenses	(46,679)	(6,693)
General and administrative expenses	(591,347)	(1,112,471)
Operating loss	(1,074,944)	(1,519,330)
Financing income (expenses), net	28,431	(6,908)
Loss before equity in net loss of equity investments	(1,046,513)	(1,526,238)
Less: Equity in net loss of equity investments	-	(890)
Net loss	(1,046,513)	(1,527,128)
Net loss attributable to non-controlling interests	81,535	26,450
Net loss attributable to the Company’s stockholders	(964,978)	(1,500,678)

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

The following table discloses the breakdown of research and development expenses:

	Three Months Ended September 30,
	2024	2023
Salaries and related expenses	$78,219	$12,161
Share-based compensation expenses	152,521	298,617
Subcontractors and other development costs	202,573	104,899
Depreciation and amortization	4,678	4,772
Rent and office maintenance	18,193	855
Other expenses	-	6,661
Total	$456,184	$427,965

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related expenses, professional services and other expenses.

The following table discloses the breakdown of selling and marketing expenses:

	Three Months Ended September 30,
	2024	2023
Salaries and related expenses	38,069	6,693
Other expenses	8,610
Total	$46,679	$6,693

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

The following table discloses the breakdown of general and administrative expenses:

	Three Months Ended September 30
	2024	2023
Salaries and related expenses	$63,951	98,457
Share-based compensation expenses	448,802	829,943
Professional services	54,307	141,487
Rent and office maintenance	24,287	2,472
Other expenses	-	40,112
Total	$591,347	$1,112,471

Revenues

Revenues for the three months ended September 30, 2024 and 2023 were $71,250 and $27,799, respectively. The increase in our revenues resulted primarily from increase in sale of products in Israel.

Research and Development Expenses. Research and development expenses consist of salaries and related expenses, share-based compensation expenses, consulting fees, service providers’ costs and overhead expenses. Research and development expenses increased from $427,965 during the three months ended September 30, 2023 to $456,184 during the three months ended September 30, 2024. The increase resulted primarily from an increase in consulting fees and service providers’ costs associated with our development activities as well as in rent and maintenance costs partially offset by decrease in non-cash share-based compensation expenses.

Selling and Marketing Expenses. Selling and marketing expenses consist primarily of salaries and related expenses. Selling and marketing expenses for the three months ended September 30, 2024 amounted to $46,679 as compared to $6,693 for the three months ended September 30, 2023. The increase in our Selling and marketing expenses resulted primarily from increase in salaries and related expenses and in other selling and marketing expenses.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses, share-based compensation expenses and other non-personnel related expenses such as legal expenses. General and administrative expenses decreased from $1,112,471 for the three months ended September 30, 2023 to $591,347 in the three months ended September 30, 2024. The decrease is primarily attributed to the decrease in non-cash share-based compensation expenses and professional services expenses.

Financing Income (expenses), Net. Financing income, net amounted to $28,431 as compare to financing expenses of $6,908 for the three months ended September 30, 2023 . The increase in financing income, net is mainly a result of currency exchange differences between the Dollar and the New Israeli Shekel.

Net Loss. As a result of the foregoing, our net loss for the three months ended September 30, 2024 was $1,046,513 compared to $1,527,128 for the three months ended September 30, 2023.

Comparison of the Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023

Summary of Results of Operations

	Nine months ended
	September 30
	2024	2023

Revenues	$123,173	162,784
Cost of revenues	(86,532)	-
Gross profit	36,641	162,784
Operating Expenses
Research and development expenses	(1,280,767)	(1,433,087)
Selling and marketing expenses	(140,504)	(36,889)
General and administrative expenses	(2,232,494)	(4,245,311)
Operating loss	(3,617,124)	(5,552,503)
Financing income, net	20,846	8,595
Loss before equity in net loss of equity investments	(3,596,278)	(5,543,908)
Less: Equity in net loss of equity investments	-	(1,117)
Net loss	(3,596,278)	(5,545,025)
Net loss attributable to non-controlling interests	148,863	52,392
Net loss attributable to the Company’s stockholders	(3,447,415)	(5,492,633)

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

The following table discloses the breakdown of research and development expenses:

	Nine Months Ended June 30
	2024	2023
Salaries and related expenses	$226,076	$185,844
Share-based compensation expenses	623,467	1,049,008
Subcontractors and other development costs	294,636	119,618
Depreciation and amortization	14,493	13,345
Rent and office maintenance	76,755	47,944
Other expenses	45,340	17,328
Total	$1,280,767	$1,433,087

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related expenses, professional services and other expenses.

The following table discloses the breakdown of selling and marketing expenses:

	Nine Months Ended September 30
	2024	2023
Salaries and related expenses	$115,181	$36,889
Other expenses	25,323	-
Total	$140,504	$36,889

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

The following table discloses the breakdown of general and administrative expenses:

	Nine Months Ended September 30
	2024	2023
Salaries and related expenses	$181,522	$248,373
Share-based compensation expenses	1,819,898	3,651,625
Professional services	152,153	247,896
Rent and office maintenance	77,484	94,717
Other expenses	1,437	2,700
Total	$2,232,494	$4,245,311

Revenues

Revenues for the nine months ended September 30, 2024 and 2023 were $123,173 and $162,784, respectively. The decrease in our revenues resulted primarily from one-time services provided under a development agreement in an amount of $90,000 recognized during the six months ended June 30, 2023 partially offset by increase in sale of products in Israel.

Research and Development Expenses. Research and development expenses consist of salaries and related expenses, share-based compensation expenses, consulting fees, service providers’ costs and overhead expenses. Research and development expenses decreased from $1,433,087 during the nine months ended September 30, 2023 to $1,280,767 during the nine months ended September 30, 2024. The decrease resulted primarily from decrease in non-cash share-based compensation expenses partially offset by increase in professional services, salaries and related expenses and in rent and office maintenance.

Selling and Marketing Expenses. Selling and marketing expenses consist primarily of professional fees. Selling and marketing expenses for the nine months ended September 30, 2024 amounted to $140,504 as compared to $30,197 for the nine months ended September 30, 2023. The increase is primarily attributable to increase in salaries and related expenses.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses, share-based compensation expenses and other non-personnel related expenses such as legal expenses. General and administrative expenses decreased from $4,245,311 for the nine months ended September 30, 2023 to $2,232,494 in the nine months ended September 30, 2024. The decrease is primarily attributed to the decrease in non-cash share-based compensation expenses.

Financing Income (expenses), Net. Financing income, net increased from $8,595 of financing income for the nine months ended September 30, 2023 to financing income, net of $20,846 for the nine months ended September 30, 2024. The increase in financing income, net is mainly a result of currency exchange differences between the Dollar and the New Israeli Shekel.

Net Loss. As a result of the foregoing, our net loss for the nine months ended September 30, 2024 was $3,596,278 compared to $5,543,908 for the nine months ended September 30, 2023.

Financial Condition, Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of September 30, 2024 and 2023, we had current assets of $388,217 and $250,894, respectively, and total assets of $16,242,118 and $10,198,927 respectively. We had current liabilities of $1,116,355 and 718,137 as of September 30, 2024 and 2023, respectively and total liabilities of $4,670,981 as compared to $3,869,960 as of September 30, 2024 and 2023, respectively. As of September 30, 2024 we had $5,000,000 of redeemable shares.

As of September 30, 2024, we had a cash balance of $59,671 compared to the cash balance of $46,435 as of September 30, 2023. We have no cash equivalents.

As of September 30, 2024, we had a negative working capital of $728,138 as compared with a working capital deficiency of $424,790 at September 30, 2023.

Financial Support

In November 2022, we entered into an investment agreement with George Baumeohl, our director, pursuant to which Mr. Baumeohl has agreed to support our operation by way of an equity investment of up to $3 million as needed. The agreement provides for sales of our common stock to Mr. Baumeohl at per share purchase prices ranging between $0.0003 and $0.0005. As of the date of this report, we received an aggregate of $2,164,767 from Mr. Baumeohl.

The Company and Mr. Baumeohl entered into an agreement as of August 14, 2024 pursuant to which all investments by Mr. Baumeohl during 2024 under the November 2022 investment agreement will be priced at a per share purchase price of $0.0001, retroactive to January 1, 2024.

Management believes that funds on hand, not including the subscription proceeds that we are entitled to receive on a periodic basis under the committed subscription agreement with our director, will enable us to fund our operations and capital expenditure requirements through December 2024. We are substantially dependent on the periodic investment by our director the committed subscription agreement and any disruption of this arrangement will likely materially adversely affect our business.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Interim Chief Executive Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Interim Chief Executive Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on that evaluation, our management, including our Chief Executive Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2024.

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

Changes in Internal Controls over Financial Reporting.

Except for the material weakness noted above, there have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

a.	On August 11, 2024 and October 9, 2024, the Company received subscription proceeds of $150,000 and $20,000, respectively, under the investment agreement with Mr. Baumeohl in respect of which he is entitled to 1,700,000,000 shares of Common Stock which have not been issued as of the date of this report.

We relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) thereof and/or Regulation S promulgated by the SEC under the Act with respect to the issuance of such securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION:

(i) During the fiscal quarter ended September 30, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Exhibit Index:

10.1*	Agreement dated July 2, 2024 between World Health Energy Holdings, Inc. and Intent HQ Limited (Incorporated by reference to the Current Report on Form 8-K filed by the Company on July 8, 2024)

10.2	Lock Up Agreement (Incorporated by reference to the Current Report on Form 8-K filed by the Company on July 8, 2024)

10.3	Ordinary Share Purchase Agreement dated as of August 13, 2024 between World Health Energy Holdings, Inc. and Terra Zone Ltd (Incorporated by reference to the Quarterly Report on Form 10-Q filed by the Company on August 19, 2024).

10.4	Technology Cooperation Agreement dated as of August 13, 2024 between World Health Energy Holdings, Inc. and Terra Zone Ltd. (Incorporated by reference to the Quarterly Report on Form 10-Q filed by the Company on August 19, 2024)

10.5+	Letter Agreement dated as of August 14, 2024 between World Health Energy Holdings, Inc. and George Baumeohl (Incorporated by reference to the Quarterly Report on Form 10-Q filed by the Company on August 19, 2024)

31.1**	Certification of Interim Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification of Interim Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

WORLD HEALTH ENERGY HOLDINGS, INC.
(Registrant)

By:	/s/ Giora Rozensweig
Giora Rozensweig
Interim Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Date:	November 19, 2024

