Form 10-K
period 2024-12-31
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2025-04-15
CIK 943535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

MARK ONE:

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2024

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

As of April 15, 2025, there were 550,834,347,495 shares of the registrant’s common stock, par value $0.00001 per share, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 28, 2024) was approximately $16,829,215, as computed by reference to the closing price of such common stock on OTC Market on such date.

2024 ANNUAL REPORT (SEC FORM 10-K)

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

PART I

Item 1. BUSINESS

Overview

World Health Energy Holdings (“WHEN” or the “Company” or “us” ) is primarily engaged in the global telecom and cybersecurity technology field. Through our wholly owned Israeli based subsidiary RNA Ltd. (“RNA”), are primarily engaged in research and development company performing software design services in the field of cybersecurity solutions for businesses and consumers. Through our majority owned Polish based subsidiary, CrossMobile Sp z o.o., a company formed under the laws of Poland (“CrossMobile”) , we operate a mobile virtual network operator (MVNO) in Poland, which is also licensed to provide telecom services throughout Europe.

On April 27, 2020, WHEN completed a reverse triangular merger pursuant to the Merger Agreement among the Company and a wholly owned subsidiary of UCG, Inc., the principal shareholder of the Company, and a wholly-owned subsidiary of the Company. Each of Gaya Rozensweig and George Baumeohl, directors of the Company, are also the sole shareholders and directors of UCG.

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

Acquisition of CrossMobile

On March 22, 2022 the Company, CrossMobile and the shareholders of CrossMobile (of which our CEO, Giora Rosenzweig, holds 40.67% and George Baumeohl, a director, holds 3.33%, of the issued preferred share capital of CrossMobile), entered into an Investment Agreement (the “Agreement”) pursuant to which the Company purchased in July 2022 an initial 26% equity stake of the outstanding common share capital of CrossMobile on a fully diluted basis, in consideration of the issuance by the Company to CrossMobile of 10,000,000,000 restricted shares of Company .. In addition, for 18 months following the date of the Agreement, the Company has the option to purchase additional shares of CrossMobile, (the “Additional Share Purchase Option”), such that following such additional purchase, the Company shall hold approximately 51% of CrossMobile’s outstanding share capital on a fully diluted basis. On October 25, 2022, the Company exercised the Additional Share Purchase Option to acquire such additional shares of CrossMobile and the Company now holds approximately 51% of CrossMobile’s outstanding share capital on a fully diluted basis and proportionally voting rights. In consideration for the exercise of the Additional Share Purchase Option, the Company issued to CrossMobile an additional 10,000,000 shares of the Company’s common stock.

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

1 Grand View Research, from https://www.grandviewresearch.com/industry-analysis/global-telecom-services-market

2 https://www.fortunebusinessinsights.com/industry-reports/cyber-security-market-101165

Recent Acquisitions

Transaction with Intent HQ

On July 2, 2024, we entered into an agreement (the “HQ Agreement”) with Intent HQ Limited (“IHQ”), a company incorporated under the laws of England and Wales pursuant to which IHQ Invested and granted to us a worldwide, royalty-free, perpetual, nonexclusive, sublicensable, irrevocable license to IHQ’s Edge SDK, in both source-code and object-code formats and associated documentation (collectively, the “Perpetual License”). In consideration of the Perpetual License the Company issued 25,038,272,832 shares (the “Consideration Shares”) of Company’s common stock, par value $0.00001 per share (the “Common Stock”). IHQ also undertook to provide professional consulting services to enable the Company to implement, develop and commercialize its own and joined products based on the product materials or any portions or derivative works thereof, all subject to the terms and conditions set forth therein.

The strategic alliance represented by this agreement aims to leverage WHEN’s cybersecurity products in combination with IHQ’s modules to introduce to the market novel products in the cybersecurity field applicable to both the business and individual level.

The Agreement provides that the Consideration Shares are subject to a Lock Up Agreement for a period of 12 months from the date of their issuance, but the lock up would be automatically canceled on the date of the Uplisting (as defined below). In addition, the lock up may be cancelled unilaterally by IHQ, in its sole discretion, in which case the Perpetual License will be considered fully paid. Under the terms of the Agreement, we undertook to complete an uplisting (the “Uplisting”) of its shares of Common Stock on NYSE, NASDAQ or the Chicago Board Options Exchange prior to June 28, 2025 (the “Uplisting Target Date”). Under the terms of the Agreement, the Company may at any time prior to the Uplisting Target Date, at its sole discretion without any obligation whatsoever, pay IHQ in cash $5 million dollar as a license fee for the Perpetual License, upon which the entirety of the Consideration Shares shall be returned to the Company. If the Uplisting occurs on or before the Uplisting Target Date, then upon Uplisting the Perpetual License shall be deemed to have been fully paid for by the issuance of the Consideration Shares, and all of IHQ’s rights of termination of the Agreement and rights related to cancellation of Lock Up shall terminate and no longer be in force and effect. However, if the Uplisting does not occur before the Uplisting Target Date and, or the Company has not paid $5 million license fee for the Perpetual License, then IHQ has the right, within 30 days of the Uplisting Target Date, to terminate the Agreement and return to WHEN all of the Consideration Shares.

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

Transaction with Terra Zone Ltd.

On August 14, 2024, we entered into and executed an agreement (the “Agreement”) with Terra Zone Ltd. (“Terrz Zone”), a company incorporated under the laws of Israel pursuant to which the Company purchased 448,029 ordinary shares of Terra Zone, representing 4% of the issued and outstanding shares of Terra Zome on a fully diluted basis immediately following the issuance, in consideration for the Company’s agreement to issue ot Terrz Zone 5,000,000,000 shares of the Company’s common stock. In addition, the parties agreed to a mutual option, exercisable by either of the parties through the second anniversary of closing, to acquire additional shares of the other. Under the mutual option, the Company is entitled to purchase an additional 446,697 ordinary shares of Terra Zone in consideration of the issuance by the Company of 5,208,338,520 shares common stock of the Company and Terra Zone is entitled to exercise the mutual option for the same number of the Company’s common stock.

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

Combined WHEN Product Offerings

Our product offerings are comprised of complementary segments, namely

1.	Cyber Care, which is the long standing and core business segment of WHEN

2.	Mobile telecom GSM which is a new business segment, linking the off and on line business segments entered following the acquisition of CrossMobile

Both are targeting commercial enterprises (B2B) and individual users (B2C).

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

As of 2023, there were 323.99 million smartwatch users worldwide, according to scoop.market.us. This number is expected to increase to 740.53 million by 2029 https://scoop.market.us/smart-wearables-statistics/. The same tool used to monitor and analyze children’s mental well-being can also be used by parents. It can provide them with a complete and comprehensive picture of their own state of mind—helping them profile their emotional and mental patterns. This isn’t just useful for understanding their children, but also for personal growth, emotional regulation, and overall self-development

Strategy Cyber Care: We believe that the technology underlying our product offering is our primary competitive advantage. The strength of our solution is driven by several proprietary technologies and methodologies that we have developed, coupled with how we have combined them into our highly versatile platform incl. the mobile telecom platform discussed below. These advantages enable our end users to

●	Prevent trade secret and data leakage;

●	Protect against hackers;

●	Minimize loss of productivity due to unnecessary stress;

●	Detect embezzlements and thefts;

●	Defend employees from harassments and avoid potential litigation;

●	Prevent talent and client poaching;

●	Avoid human errors;

●	Develop a new level of decision-making ability based on accurate and real-time data; and

●	Assist parents and legal guardians in monitoring their minor children’s’ cyber online activities.

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

Through the date of this report, CrossMobile signed up approximately 7,000 pre-paid contract subscribers, including B2B and B2C subscribers. CrossMobile intends during the next 12 months to build a strong telecom brand empowered by ‘state of the art’ technology, competitive pricing and a product mix including proprietary AI and WHEN’s cybersecurity solutions, being the core of the value added strategy.

1 Global Telecom Services Market Size Report, 2021-2028. (2022). Retrieved 21 August 2022, from https://www.grandviewresearch.com/industry-analysis/global-telecom-services-market

2 Insights, F. (2022). With 13.4% CAGR, Global Cyber Security Market Size to Surpass USD 376.32 Billion in 2029. Retrieved 21 August 2022, from https://www.globenewswire.com/news-release/2022/06/14/2461786/0/en/With-13-4-CAGR-Global-Cyber-Security-Market-Size-to-Surpass-USD-376-32-Billion-in-2029.html

Following the first step, our next planned strategy is to add the advanced B2B and B2B Cyber Care bundled with the audio-video systems and security cameras solution and offer them as an integrated part of our GSM solutions. This will give our B2B the possibility to use the AI and BBA as a tool to increase not only security but as well efficiency in sales organizations where soft skills, emotions and personal relations are crucial. At the heart of CrossMobile’s differentiation strategy is its innovative product mix, which includes proprietary AI-driven solutions and advanced cybersecurity offerings. These unique value-added services are designed to meet the evolving needs of modern consumers, attracting and retaining a loyal customer base

In respect to the B2C market our strategy is to give families a tool to protect their assets and entire households in particular kids or pets and even elderly members being fragile newcomers in the world of e-commerce, on-line banking and on-line dating.

The third step expected to be initiated by the second quarter of 2026 in is to copy and paste the same scenario of combining Cyber Care and Mobile Telecom to other selected markets in North Africa, the USA and Europe.

Product and Sales strategy

CrossMobile will rollout the safest online communication highway in the world with stops where you buy

●	off-the-shelf,
●	Modular
●	self-configurable

value-added services such as

a.	Private Care (WHEN solutions)

a.	Kid protection
b.	Boost learning capability of you kids by making them feel safe online
c.	Senior citizen protection against e-criminals
d.	Self-monitoring of Mental Health
e.	Sleep monitoring and apnea treatment
f.	Secure online sessions with psychologist
g.	Health insurance

b.	Internet of Things for Intelligent homes (Instaview solutions)

a.	Camera
b.	Access control,
c.	Electricity control
d.	Smoke detection
e.	Pet band with sim card
f.	Home insurance

c.	Secure Business everywhere (WHEN solutions / in cooperation with local partner)

a.	Encrypted calls
b.	Monitoring Calls by Virtual Number for marketing and selling products
c.	Cloud IP PBX
d.	IVR services
e.	Virtual Conference rooms and calls
f.	SMS for Business (API), Bot SMS, verification SMS
g.	Protect your business ideas in the world of e-commerce
h.	Outsmart the digital intruder
i.	Business insurance

d.	Travel Services (in cooperation with local partner)

a.	Roaming
b.	Travel insurance

e.	Financial service (in cooperation with local partner)

a.	Currency exchange

f.	OTOGRAPH Cybersecurity (WHEN solutions)

a.	Employee monitoring
b.	Employee surveys with soft data analysis
c.	Customer interaction profiling
d.	Emotional intelligence navigator
e.	Fence against digital intruder
f.	Business insurance

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

Research and Development

Our research and development efforts are focused primarily on improving and enhancing our existing products, as well as developing new products, features and functionality primarily for our telecom business. Use of our products has expanded from data governance into areas such as data security, privacy, accessibility and retention, and we anticipate that customers and innovation will drive functionality into additional areas. We regularly release new versions of our products which incorporate new features and enhancements to existing ones. We conduct substantially all of our research and development activities in Israel, and we believe this provides us with access to world-class engineering talent. In addition, we continue to seek opportunities to extend our technological capabilities and grow our business from strategic technological tuck-in acquisitions.

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

Financial Support

In November 2022, we entered into an investment agreement with George Baumeohl, our director, pursuant to which Mr. Baumeohl has agreed to support our operation by way of an equity investment of up to $3 million through August 2025, as needed. The agreement provides for sales of our common stock go Mr. Baumeohl at per share purchase prices ranging between $0.0003 and $0.0005. As of the date of this report, we have received an aggregate of $2,344,440 from Mr. Baumeohl

Competition

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

Employees

As of April 14, 2025, we had five (5) employees in WHEN and RNA, of which one (1) is primarily engaged in research and development, two (1) engaged in selling and marketing and four (3) in administrative positions. In our subsidiary CrossMobile, we had ten (10) employees which eight (8) were in customer service, one (1) in process optimization and one (1) in management at the end of 2024.

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

The Company and Mr. George Baumeohl, a Company director, entered into an investment agreement on November 1, 2022 pursuant to which the director had committed to invest up to $3,000,000, as needed by the Company through the purchase of shares of the Company’s common stock. As of the date of this report, the Company received approximately $2.6 million. In the event for whatever reason the funds under such investment agreement are not remitted to the Company as needed, then the Company’s operations and liquidity are likely to be materially adversely affected.

We have generated to date an insignificant amount of revenue from commercial sales to date and our future profitability is uncertain.

We are incorporated in Delaware and have a limited operating history, and our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with development and expansion of a new business enterprise. Since inception, we have incurred losses and expect to continue to operate at a net loss for at least the next year. Our net losses for the years ended December 31, 2024 and December 31, 2023, were $4,902,480 and $7,050,400, respectively, and our accumulated deficit as of December 31, 2024 and December 31, 2023 was $27,709,196 and $23,015,196, respectively. There can be no assurance that the products will be successfully commercialized, and the extent of our future losses and the timing of our profitability are highly uncertain. If we are unable to achieve profitability, we may be unable to continue our operations.

Our independent auditors have expressed their concern as to our ability to continue as a going concern.

Our audited consolidated financial statements for the year ended December 31, 2024 contain an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. The financial statements for 2024 do not include any adjustments that might result from the outcome of this uncertainty. Our existing operational cash flow may not be sufficient to fund presently anticipated operations, and the Company expects that it will need to raise additional funds through alternative sources of financing before it becomes profitable. Until we can generate significant recurring revenues, we expect to satisfy our future cash needs through debt or equity financing. There is no assurance that we will be able to obtain additional funding when it is needed, or that such funding, if available, will be obtainable on terms acceptable to us. In addition, should we incur significant presently unforeseen expenses or delays, we may not be able to accomplish our goals. If funds are not available, we may be required to delay, reduce the scope of, or eliminate research or development plans for, or commercialization efforts with respect to our products. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern.

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

Our subsidiary RNA Ltd. currently has a corporate office located in, Herzliya, Israel. The office comprises approximately 247 square meters. The lease term for this office is from December 2020 through December 2024 and our monthly renal payment is approximately $4,700. The Company is currently continuing to lease the premises on a month-to-month basis.

We believe that our facilities are generally in good condition and suitable to carry on our business. We also believe that, if required, suitable alternative or additional space will be available to us on commercially reasonable terms.

Item 3. Legal Proceedings.

On or about, January 19, 2022, Eli Gal Levy (“EL”) filed a lawsuit in the Delaware Court of Chancery seeking to remove the restrictive legend from all the shares of Common Stock held by EL (the “2022 Lawsuit”), which are approximately 23,000,000,000 shares. The Company is vigorously defending the EL’s Lawsuit. Trial is scheduled for May 5-6, 2025.

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

Market Information

As of April 14, 2025, there were 391 active holders of record of our common stock, and the last reported sale price of our common stock on the OTC Pink-tier of OTC Markets on April 12, 2024 was $0.0001.

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

a.	On November 5, 2024, the Company received subscription proceeds of $30,000 under the investment agreement with Mr. Baumeohl in respect of which he is entitled to 300,000,000 shares of Common Stock which have not been issued as of the date of this report.
b.	On each of December 3 and 22, 2024, the Company received subscription proceeds of $50,000 and $100,000 respectively, under the investment agreement with Mr. Baumeohl in respect of which he is entitled to 1,500,000,000 shares of Common Stock which have not been issued as of the date of this report.
c.	On February 18, 2025, the Company received subscription proceeds of $100,000 under the investment agreement with Mr. Baumeohl in respect of which he is entitled to 1,000,000,000 shares of Common Stock which have not been issued as of the date of this report.
d.	On each of March 10, 19 and 20, 2025, the Company received subscription proceeds of $50,000,$ 50,000 and $50,000 respectively, under the investment agreement with Mr. Baumeohl in respect of which he is entitled to 1,500,000,000 shares of Common Stock which have not been issued as of the date of this report

We relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) thereof and/or Regulation S promulgated by the SEC under the Act with respect to the issuance of such securities.

Issuer Purchases of Equity Securities

None

Transfer Agent

Until March 17, 20205 our transfer agent was Continental Stock Transfer & Trust Company, with an address at 17 Battery Place, New York, NY 10004.Their telephone number is (212) 509-4000. In the wake of a dispute with Continental, the relationship was terminated. We expect to shortly move to a replacement transfer agent.

Item 6 -RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the fiscal years ended December 31, 2024 and December 31, 2023 and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2024, as compared to the fiscal year ended December 31, 2023. This discussion should be read in conjunction with our consolidated financial statements for the fiscal years ended December 31, 2024 and December 31, 2023 and related notes included elsewhere in this Annual Report on Form 10-K. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains numerous forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Item 1A. Risk Factors.”

Overview

World Health Energy Holdings (“WHEN” or the “Company” or “us” ) is primarily engaged in the global telecom and cybersecurity technology field. Through our wholly owned Israeli based subsidiary RNA Ltd. (“RNA”), are primarily engaged in research and development company performing software design services in the field of cybersecurity solutions for businesses and consumers. Through our majority owned Polish based subsidiary, CrossMobile Sp z o.o., a company formed under the laws of Poland (“CrossMobile”) CrossMobile Sp z o.o., a company formed under the laws of Poland (“CrossMobile”), we operate a mobile virtual network operator (MVNO) in Poland, which is also licensed to provide telecom services throughout Europe.

On April 27, 2020, WHEN completed a reverse triangular merger pursuant to the Merger Agreement among the Company and a wholly owned subsidiary of UCG, Inc., the principal shareholder of the Company, and a wholly-owned subsidiary of the Company. Each of Gaya Rozensweig and George Baumeohl, directors of the Company, are also the sole shareholders and directors of UCG.

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

Following the closing, each of SG 77 and RNA became wholly-owned subsidiaries of the Company. World Health Energy Holdings (“WHEN” or the “Company” or “us” ) is primarily engaged in the global telecom and cybersecurity technology field. Through our wholly owned Israeli based subsidiary RNA Ltd. (“RNA”), are primarily engaged in research and development company performing software design services in the field of cybersecurity solutions for businesses and consumers. Through our majority owned Polish based subsidiary, CrossMobile Sp z o.o., a company formed under the laws of Poland (“CrossMobile”) CrossMobile Sp z o.o., a company formed under the laws of Poland (“CrossMobile”), we operate a mobile virtual network operator (MVNO) in Poland, which is also licensed to provide telecom services throughout Europe.

On April 27, 2020, WHEN completed a reverse triangular merger pursuant to the Merger Agreement among the Company and a wholly owned subsidiary of UCG, Inc., the principal shareholder of the Company, and a wholly-owned subsidiary of the Company. Each of Gaya Rozensweig and George Baumeohl, directors of the Company, are also the sole shareholders and directors of UCG.

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

Transaction with Intent HQ

On July 2, 2024, the Company, entered into an agreement with IHQ Limited, a company incorporated under the laws of England and Wales pursuant to which IHQ Invested and granted the Company a worldwide, royalty-free, perpetual, nonexclusive, sublicensable, irrevocable license to IHQ’s Edge SDK, in both source-code and object-code formats and associated documentation (collectively, the “Perpetual License”). In consideration of the Perpetual License the Company issued 25,038,272,832 shares (the “Consideration Shares”) of Company’s common stock, par value $0.00001 per share (the “Common Stock”). IHQ also undertook to provide professional consulting services to enable the Company to implement, develop and commercialize its own and joined products based on the product materials or any portions or derivative works thereof, all subject to the terms and conditions set forth therein. The strategic alliance represented by this agreement aims to leverage WHEN’s cybersecurity products in combination with IHQ’s modules to introduce to the market novel products in the cybersecurity field applicable to both the business and individual level.

Transaction with Terra Zone Ltd.

On August 14, 2024, the Company, entered into and executed an agreement with Terra Zone Ltd. (“Terrz Zone”), a company incorporated under the laws of Israel pursuant to which the Company purchased 448,029 ordinary shares of Terra Zone, representing 4% of the issued and outstanding shares of Terra Zome on a fully diluted basis immediately following the issuance, in consideration for the Company’s agreement to issue ot Terrz Zone 5,000,000,000 shares of the Company’s common stock. In addition, the parties agreed to a mutual option, exercisable by either of the parties through the second anniversary of closing, to acquire additional shares of the other. Under the mutual option, the Company is entitled to purchase an additional 446,697 ordinary shares of Terra Zone in consideration of the issuance by the Company of 5,208,338,520 shares common stock of the Company and Terra Zone is entitled to exercise the mutual option for the same number of the Company’s common stock. Terra Zone is engaged in the cybsersecurity field. On August 14, 2024, the Company and Terra Zone entered into the Technology Cooperation Agreement pursuant to which the parties will cooperate as reasonably required so that their security solutions interoperate. By integrating Terra Zone’s unique technology with WHEN’s WHEN’s advanced intelligence cyber and security business solution, the parties intend to bring to market an endpoint security solution intended to enable organizations to precisely identify and isolate any entity—whether working remotely or within the corporate network—ensuring that only authorized users can access critical resources while remaining completely isolated from the broader network.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Results of Operations

Summary of Results of Operations

	Year ended
	December 31
	2024	2023

Revenues	$166,028	$207,709
Cost of sales	(103,372)	-
Gross profit	62,656	-
Operating Expenses
Research and development expenses	(1,297,274)	(1,935,085)
Selling and marketing expenses	(152,065)	(92,053)
General and administrative expenses	(2,703,344)	(5,080,725)
Operating loss	(4,090,027)	(6,900,154)
Financing (expenses) income, net	(784,141)	2,746
Changes in fair value of commitment to issue shares	(28,312)	-
Other loss	-	(151,015)
Loss before equity in net loss of equity investments	(4,902,480)	(7,048,423)
Less: Share in net gain (loss) of equity investments	-	(1,977)
Net loss	(4,902,480)	(7,050,400)
Net loss attributable to non-controlling interests	208,480	71,052
Net loss attributable to the Company’s stockholders	(4,694,000)	(6,979,348)

Revenues

Our total revenue consists of sales of our products and services.

The following table discloses the breakdown of revenues and costs of revenues:

	Year Ended December 31
	2024	2023
Revenues	166,028	207,709

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

The following table discloses the breakdown of research and development expenses:

	Year Ended December 31
	2024	2023
Salaries and related expenses	$281,422	$268,358
Share-based compensation expenses	484,901	1,335,600
Subcontractors and other development costs	296,473	175,711
Depreciation and amortization	19,279	18,617
Rent and office maintenance	153,268	113,334
Other expenses	61,931	23,465
Total	$1,297,274	$1,935,085

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related expenses, professional services and other expenses.

The following table discloses the breakdown of selling and marketing expenses:

	Year Ended December 31
	2024	2023
Salaries and related expenses	$123,624	$92,053
Other expenses	28,441	-
Total	$152,065	$92,053

We expect that our selling and marketing expenses will increase as we continue to increase our selling and marketing efforts in 2025 as we pursue our efforts to be in the air with standard packages of Voice, SMS and Data in Poland and International Roaming and initiate cooperation with existing or build new Telecom operators.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, professional services, rent and office maintenance and other non-personnel related expenses.

The following table discloses the breakdown of general and administrative expenses:

	Year Ended December 31
	2024	2023
Salaries and related expenses	$254,032	$234,395
Share-based compensation expenses	2,117,463	4,410,362
Professional services	231,270	314,135
Rent and office maintenance	22,810	28,308
Other expenses	77,769	93,525
Total	$2,703,344	$5,080,725

Revenues

Revenues for the years ended December 31, 2024 and 2023 were $166,028 and $207,709, respectively.

Research and Development Expenses.

Research and development expenses consist of salaries and related expenses, share-based compensation expenses, consulting fees, service providers’ costs and overhead expenses. Research and development expenses decreased from $$1,935,085 for the year ended December 31, 2023 to $1,297,274 in 2024. The decrease resulted primarily from decrease in share-based compensation expenses partially offset by increase in consulting fees and service providers’ costs associated with our development activities as well as in rent and maintenance costs.

Selling and Marketing Expenses. Selling and marketing expenses consist primarily of salaries and related expenses. Selling and marketing expenses for the year ended December 31, 2024 amounted to $152,065 as compared to $92,053 for the year ended December 31, 2023. The increase is primarily attributable to increase in salaries and related expenses and in other selling and marketing expenses.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses, share-based compensation expenses and other non-personnel related expenses such as legal expenses. General and administrative expenses decreased from $5,080,725 for the year ended December 31, 2023 to $2,703,344 in 2024. The decrease is primarily attributed to the decrease in non-cash share-based compensation expenses and professional services expenses.

Financing (expenses) Income, Net. Financing expenses, net increased from financing income of $2,746 for the year ended December 31, 2023 to financing expenses, net of $784,141 for the year ended December 31, 2024. The increase is mainly a result of interest on loans from related parties.

Net Loss. As a result of the foregoing, our net loss for the year ended December 31, 2024 was $4,902,480 compared to $7,050,400 for the year ended December 31, 2023.

Financial Condition, Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. At December 31, 2024 and December 31, 2023, we had current assets of $296,532 and $250,894, respectively, and total assets of $16,118,682 and $10,198,927 respectively. We had current liabilities of $1,264,394 as compared to $718,137 as of December 31, 2024 and December 31, 2023, respectively and total liabilities of $5,447,644 as compared to $3,869,960 as of December 31, 2024 and December 31, 2023, respectively.

At December 31, 2024, we had a cash balance of $63,188 to the cash balance of $46,435 as of December 31, 2023. We have no cash equivalents.

At December 31, 2024, we had a negative working capital of $967,862 as compared with a working capital deficiency of $467,243 at December 31, 2023.

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

As of the date of this report, we received an aggregate of $2,344,440 from Mr. Baumeohl of which he was entitled to 17,635,170,000 shares of our common stock at a per share price ranging between $0.0001 and $0.0004.

Between January and August 2024, our subsidiary CrossMobile received from a third party advances in the aggregate amount of approximately $395,000. The funds have been used primarily for building IT infrastructure to be used in customer service and the provision of telecom services.

We will need to obtain additional funding in order to pursue our business plans. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts. Management believes that funds on hand, as well as the subscription proceeds that we are to receive on a periodic basis under the committed subscription agreements with our director, will enable us to fund our operations and capital expenditure requirements through the third quarter of 2025. We are substantially dependent on the periodic investment by our director and any disruption of this arrangement will likely materially adversely affect our business.

For the year ended December 31, 2024, and as of the date of this report, we assessed our financial condition and concluded that based on our current and projected cash resources and commitments, as well as other factors mentioned above, there is a substantial doubt about our ability to continue as a going concern. We are planning to raise additional capital to continue our operations, as well as to explore additional avenues to increase revenues and reduce expenditures. However as of the date hereof, other than the commitment from our director under the investment agreement of November 2022, we do not have any commitments for same. We cannot be sure that future funding will be available to us on acceptable terms, or at all. Due to often volatile nature of the financial markets, equity and debt financing may be difficult to obtain.

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

Item 8. Financial Statements and Supplementary Data.

The Company’s consolidated financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1. The Company’s consolidated balance sheet as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for such years have been audited by Barzily & Co. These financial statements have been prepared in accordance with accounting principles generally accepted in the United State of America and pursuant to Regulations S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K. The financial statements have been prepared assuming the Company will continue as a going concern.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

N/A

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Management of the Company, with the participation of the Chief Executive Officer and Directors, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) pursuant to Rule 13a-15 under the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management, including the Chief Executive Officer and the Company’s Board of Directors, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2024 for the reasons discussed below.

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

We conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2024 for the reasons discussed below:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Set forth below are the names, ages, position with the Company and business experiences of the executive officers and directors of the Company.

Name	Age	Position(s) with Company

Giora Rozensweig	52	Chief Executive Officer
Maj (Ret) Danny Yatom	80	President
Tom Tromer	58	CEO of CrossMobile, Director of CrossMobile
Gaya Rozensweig	43	Director
George Baumoehl	59	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have not filed the required reports in a timely manner during the fiscal year ended December 31, 2024.

Insider Trading Policy

Given our small size, our board of directors has not yet adopted an insider trading policy that is appropriate for a company of our size. The board intends to consider an adopt an appropriate insider trading policy during the 2025 fiscal year.

Item 11. Executive Compensation.

The following table sets forth certain compensation information for: (i) our principal executive officer or other individual serving in a similar capacity during our fiscal year ended December 31, 2024, (ii) our two most highly compensated executive officers other than our principal executive officers who were serving as executive officers at December 31, 2024 whose compensation exceed $100,000 and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2024. Compensation information is shown for the fiscal years ended December 31, 2024 and 2023:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Giora Rozensweig	2024	156,937	-	-	384,647	-	-	-	541,584
	2023	109,177	-	-	727,709	-	-	-	836,886
Gaya Rozensweig	2024	114,403	-	-	-	-	-	-	114,403
	2023	133,779	-	-	-	-	-	-	133,779
Danny Yatom	2024	-	-	-	387,038	-	-	-	387,038
	2023	-	-	-	879,562	-	-	-	879,562
Tom Tromer	2024				274,617	-	-	-	274,617
	2023	-	-	-	728,764	-	-	-	728,764

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

Termination of Employment and Change of Control Arrangement

Under each of the Giora Employment Agreement and the Gaya Employment Agreement, in the event that the Company terminates the agreement for reasons other than cause , then the employee is entitled to two years of salary payments.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2024

The following table sets forth information concerning equity awards held by each of our Named Executive Officers as of December 31, 2024.

Name	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Securities Underlying RSUs (#) Unvested
Danny Yatom	5,250,000,000	750,000,000	$0.0001	6/26/31	—
Giora Rozensweig	2,500,000,000	2,500,000,000	$0.0001	5/14/31	—

Compensation of Directors

We have no standard arrangements for compensating our board of directors for their attendance at meetings of the Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain aggregate information with respect to the Company’s shares of common stock that as of December 31, 2024 were issuable under its 2021 Equity Incentive Plan in effect as of December 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in first column) (3)
Equity compensation plans approved by security holders	32,102,000,000	$0.0001	17,898,000,000

Equity compensation plans not approved by security holders	—	—	—

Total	32,102,000,000	$0.0001	17,898,000,000

(1)	Represents shares of common stock issuable under our 2021 Equity Incentive Plan upon exercise of outstanding options to purchase 32,102,000,000shares of common stock.

(2)	The weighted average remaining term for the expiration of remaining stock options is 1.57 years.

(3)	Represents shares of common stock available for future issuance under equity compensation plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of shares of our common and preferred stock owned beneficially as of April 15, 2025 by: (i) our directors and executive officer; and (ii) each person or group of persons known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

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

Name of Beneficial Owner	COMMON STOCK		% of class (Common Stock) (1)	SERIES A PREFERRED STOCK (6)	% of class (Series A Preferred)
Officers and Directors
Giora Rozensweig, Interim Chief Executive Officer	3,750,000,000	(2)	*	—	—

Gaya Rozensweig, Director	27,383,333,333	(3)	4.97%	2,500,000	50%

George Baumeohl, Director	20,266,666,666	(3)	3.68%	2,500,000	50%

Danny Yatom, President	6,125,000,000	(4)	1.10%	—	—

Tom Tromer	6,375,000,000	(5)	1.15%	—	—

5% or More Shareholders
UCG, Inc. (3)	387,000,000,000		70.26%

Total Held by Officers and Directors of Each Class(5 persons)	63,899,999,999		11.31%	5,000,000	100%

* Less than 1%

1.	Based on 550,834,347,495 shares of Common Stock outstanding as of April _, 2025.

2.	Represents shares issuable upon vested options or options scheduled to vest in the next 60 days. Gaya Rozensweig is the spouse of Giora Rozensweig. While the shares of Common Stock are held as of record by Gaya Rozensweig, both persons may be deemed to control the voting and disposition of these shares.

3.	The sole shareholders and directors of UCG, Inc. are Gaya Rozensweig and George Baumeohl and, as such, they may be deemed to beneficially own these shares. The address of UCG Inc. is 1825 NW Corporate Blvd. Suite 110, Boca Raton, Florida 33431.

4.	Represents shares issuable upon vested options or options scheduled to vest in the next 60 days.

5.	Comprised of 1,500,000,000 shares of common stock and vested options or options scheduled to vest in the next 60 days for an additional 4,875,000,000 shares of common stock

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

On December 31, 2024, UCG, the Company principal shareholder and the Company entered into a loan agreement pursuant to which the principal amount of $2,646,135 owed by the Company as of December 31, 2024 will bear interest at an annual rate of 7.5%, retroactive to the date of the advance. Under the agreement, the outstanding amounts are not due prior to December 31, 2027 unless there is a bankruptcy event, in which case, the outstanding amount is immediately due and payable.

On December 31, 2024, the Company, UCG, RNA, Gaya Rozensweig, Giora Rozensweig and George Baumoehl entered into a Set-Off Agreement pursuant to which the parties set-off a debit balance of $105,858 owed by Gaya Rozensweig and Giora Rozensweig to RNA Ltd. against the credit balance of UCG, Inc. in the amont of $2,646,135.

Item 14. Principal Accounting Fees and Services.

Our independent registered public accounting firm for the years ended December 31, 2024 and 2023 is Barzily and Co CPAs (“Barzily”) was appointed on March 11, 2024. The following is a summary of the fees billed by Barzily, during the calendar years ended December 31, 2024 and 2023:

	2024	2023
Audit Fees	$96,000	$48,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$96,000	48,000

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

3.	Exhibits

The following exhibits are filed or “furnished” herewith:

Exhibit No	Description
2.1	Agreement and Plan of Merger (the “Merger Agreement”) among World Health Energy Holding, Inc., R2GA, Inc., a Delaware corporation and a wholly owned subsidiary of the Company, UCG, Inc., a Florida corporation, SG 77 Inc., a Delaware corporation and wholly-owned subsidiary of Seller, and RNA Ltd., an Israeli company and a wholly owned subsidiary of SG. (incorporated from the Current Report on Form 8-K filed on April 30, 2020)

3.1	Articles of Incorporation, as amended (incorporated from Form 10Sb filed on July 23, 1999)

3.2	Amended and Restated Bylaws (incorporated from Form 10Sb filed on July 23, 1999)

4.1*	Description of Registrant’s securities

10.1	Personal Employment Agreement with Giora Rozensweig (incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed on November 23, 2020)

10.2	Personal Employment Agreement with Gaya Rozensweig (incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed on November 23, 2020)

10.3*	Setoff Agreement dated as of December 31, 2024 among World Health Energy Holding, Inc., SG 77 Inc., RNA Ltd., Giora Rozensweig, Gaya Rozensweig and George Baumoehl

10.4	Irrevocable License and Royalty Agreement dated as of December 31, 2020 between Giora Rozensweig and SG 77 Inc. (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2021 filed on April 15, 2021)

10.5	Agreement dated July 2, 2024 between World Health Energy Holdings, Inc. and Intent HQ Limited (Incorporated by reference to the Current Report on Form 8-K filed by the Company on July 8, 2024)

10.6	Lock Up Agreement (Incorporated by reference to the Current Report on Form 8-K filed by the Company on July 8, 2024)

10.7	Ordinary Share Purchase Agreement dated as of August 13, 2024 between World Health Energy Holdings, Inc. and Terra Zone Ltd (Incorporated by reference to the Quarterly Report on Form 10-Q filed by the Company on August 19, 2024).

10.8

Technology Cooperation Agreement dated as of August 13, 2024 between World Health Energy Holdings, Inc. and Terra Zone Ltd. (Incorporated by reference to the Quarterly Report on Form 10-Q filed by the Company on August 19, 2024)

10.9	Letter Agreement dated as of August 14, 2024 between World Health Energy Holdings, Inc. and George Baumeohl (Incorporated by reference to the Quarterly Report on Form 10-Q filed by the Company on August 19, 2024)

10.10*	Capital Note issued by the Company to UCG, Inc.

21.1	Subsidiaries of the Registrant

31	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (and principal and accounting officer).*

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.*

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: April 15, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Giora Rozensweig	CEO	April 15, 2025
Giora Rozensweig

/s/ Danny Yatom	President	April 15, 2025
Danny Yatom

/s/ Gaya Rozensweig	Director	April 15, 2025
Gaya Rozensweig

/s/ George Baumoehl	Director	April 15, 2025
George Baumoehl

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024

IN U.S. DOLLARS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of World Health Energy Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of World Health Energy Holdings, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses, negative cash flows from operations, and is dependent on raising additional capital to fund its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in response to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements, and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Determination of Whether the CrossMobile Intangible Assets Required Impairment Refer to Note 7 to the consolidated financial statements

Critical Audit Matter Description

The Company holds a 51% ownership interest in CrossMobile Sp.z o.o. (“CrossMobile”). This transaction was accounted for as an asset acquisition. The Company used the cost accumulation method to determine the cost of the acquired intangible assets, which totaled approximately $9.7 million. As discussed in Note 2, the Company’s identifiable intangible assets are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of December 31, 2024, the Company concluded that impairment was not required.

Auditing the Company’s assessment of potential impairment of the CrossMobile intangible assets was complex and involved significant judgment due to the high degree of estimation uncertainty involved in determining the fair value. The fair value estimates were sensitive to significant assumptions such as revenue growth rates, operating margins, system functionality, cash flows, terminal value, and the weighted average cost of capital, all of which are affected by expectations about future market and economic conditions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s assessment of impairment indicators and the fair value of the CrossMobile intangible assets included the following, among others:

- We obtained an understanding of the Company’s controls over its impairment analysis of intangible assets, including controls related to the evaluation of triggering events and the valuation process.

- We assessed the valuation methodology used by the Company, and with the assistance of our internal valuation specialists, evaluated the reasonableness of the significant assumptions described above.

- We tested the completeness and accuracy of the underlying data used in the discounted cash flow model.

- We performed sensitivity analyses of key assumptions to assess their impact on the estimated fair value of the intangible assets.

- We obtained and reviewed a valuation report prepared by an independent, accredited third-party appraiser engaged by the Company.

- We held discussions with management regarding its forecasts, the methodology used, and the business activities of CrossMobile to date.

- We reviewed relevant market data and industry reports used in the valuation.

/s/ Barzily&Co

Barzily&Co

Certified Public Accountants (ISR)

Tel Aviv, Israel

April 15, 2025

We have served as the Company’s auditors since 2024.

WORLD HEALTH ENERGY HOLDINGS, INC .

CONSOLIDATED BALANCE SHEETS

(U.S. dollars)

	December 31,	December 31,
	2024	2023
Assets
Current Assets
Cash and cash equivalents	63,188	46,435
Accounts receivable, net of allowance for doubtful account of $2,887 and $7,545 as of December 31, 2024 and 2023. respectively	27,668	51,011
Inventory	17,605	4,699
Other current assets (Note 3)	188,071	148,749
Total Current assets	296,532	250,894

Non-current assets
Operating lease right-of-use asset (Note 6)	94,471	116,548
Long term prepaid expenses	25,356	25,496
Property and equipment, net (Note 4)	43,146	55,473
Funds in respect of employee rights upon termination	53,840	56,558
Investment in non-consolidated entity (Note 10)	911,379	-
Intangible assets (Notes 7,9)	14,693,958	9,693,958
Total non-current assets	15,822,150	9,948,033

Total assets	16,118,682	10,198,927

Liabilities and Stockholders’ Equity
Current Liabilities
Short term credit	397,567	-
Accounts payable	109,649	106,964
Short term operating lease liability (Note 6)	82,054	56,245
Other current liabilities (Note 5)	675,124	554,928
Total Current Liabilities	1,264,394	718,137
Non-current Liabilities
Liability for employee rights upon retirement	218,130	217,617
Long term loan from parent company (Note 11(2))	2,646,135	2,012,339
Long term operating lease liability (Note 6)	6,839	49,411
Fair value of commitment to issue shares (Note 10)	439,690	-
Deferred tax liability (Note 7)	872,456	872,456
Total non-current liabilities	4,183,250	3,151,823

Total liabilities	5,447,644	3,869,960
Redeemable shares (Note 9)	5,000,000	-
Stockholders’ Equity (Note 10)
Series A preferred stock $0.0007 par value, 10,000,000 shares authorized, 5,000,000 shares issued and outstanding as of December 31, 2024, and December 31, 2023	3,500	3,500
Common stock $0.00001 par value, 750,000,000,000 shares authorized as of December 31, 2024 and December 31, 2023. 550,834,347,495 and 520,796,074,663 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	67,212,651	67,162,651
Additional paid-in capital	(30,933,394)	(33,985,758)
Treasury stock at cost – 20,000,000,000 shares of common stock	(8,000,000)	(8,000,000)
Proceeds on account of shares	1,570,173	450,000
Accumulated other comprehensive loss	(6,552)	(17,779)
Accumulated deficit	(27,709,196)	(23,015,196)
Total Company’s stockholders’ equity	2,137,182	2,597,418
Non-controlling interests	3,533,856	3,731,549
Total stockholders’ equity	5,671,038	6,328,967
Total liabilities and stockholders’ equity	16,118,682	10,198,927

The accompanying notes are an integral part of the consolidated financial statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(U.S. dollars except share and per share data)

	Year ended
	December 31
	2024	2023

Revenues	166,028	207,709
Cost of sales	(103,372)	-
Gross profit	62,656	207,709
Research and development expenses (Note 14)	(1,297,274)	(1,935,085)
Selling and marketing expenses	(152,065)	(92,053)
General and administrative expenses (Note 14)	(2,703,344)	(5,080,725)
Operating loss	(4,090,027)	(6,900,154)
Financing income (expenses), net (Note 15)	(784,141)	2,746
Changes in fair value of commitment to issue shares )Note 10)	(28,312)	-
Impairment of non-consolidated entity (Note 8)	-	(151,015)
Loss before equity in net loss of equity investments	(4,902,480)	(7,048,423)
Less: Equity in net loss of equity investments	-	(1,977)
Net loss	(4,902,480)	(7,050,400)
Net loss attributable to non-controlling interests	208,480	71,052
Net loss attributable to the Company’s stockholders	(4,694,000)	(6,979,348)

Basic and diluted net loss per share	(0.00)	(0.00)

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	540,817,628,239	520,060,275,576

Comprehensive loss:
Net loss	(4,902,480)	(7,050,400)
Other comprehensive income (loss) - Foreign currency translation adjustments	22,014	(28,411)
Comprehensive loss	(4,880,466)	(7,078,811)
Net - loss attributable to non-controlling interests	208,480	71,052
Other comprehensive income (loss) attributable to non-controlling interests - foreign currency translation adjustments	(10,787)	13,243
Comprehensive loss attributable to the Company’s stockholders	(4,682,773)	(6,994,516)

The accompanying notes are an integral part of the consolidated financial statements.

WORLD HEALTH ENERGY HOLDINGS, INC .

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(U.S. dollars, except share and per share data)

	Series A Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional paid-in capital	Proceeds on account of shares	Treasury shares	Accumulated Other Comprehensive Income	Accumulated deficit	Total Company’s stockholders’ equity (deficit)	Non-Controlling Interest	Total stockholders’ equity (deficit)

BALANCE AS OF DECEMBER 31, 2022	5,000,000	3,500	516,302,741,330	67,117,718	(40,614,231)	-	(8,000,000)	(2,611)	(16,035,848)	2,468,528	3,815,844	6,284,372
CHANGES DURING THE YEAR ENDED DECEMBER 31, 2023:
Issuance of shares (Note 10)	-	-	3,723,333,333	37,233	791,767	450,000	-	-	-	1,279,000	-	1,279,000
Issuance of shares for investment in an investee (Note 8)	-	-	770,000,000	7,700	146,300	-	-	-	-	154,000	-	154,000
Share-based payment to employees and services providers (Note 11)	-	-	-	-	5,690,406	-	-	-	-	5,690,406	-	5,690,406
Other comprehensive loss	-	-	-	-	-	-	-	(15,168)	-	(15,168)	(13,243)	(28,411)
Net loss	-	-	-	-	-	-	-	-	(6,979,348)	(6,979,348)	(71,052)	(7,050,400)
BALANCE AS OF DECEMBER 31, 2023	5,000,000	3,500	520,796,074,663	67,162,651	(33,985,758)	450,000	(8,000,000)	(17,779)	(23,015,196)	2,597,418	3,731,549	6,328,967
CHANGES DURING THE YEAR ENDED DECEMBER 31, 2024:
Share-based payment to employees and services providers (Note 13)	-	-	-	-	2,602,364	-	-	-	-	2,602,364	-	2,602,364
Proceeds on account of shares	-	-	-	-	-	1,120,173	-	-	-	1,120,173	-	1,120,173
Redeemable shares (Note 9)	-	-	25,038,272,832	-	-	-	-	-	-	-	-	-
Issuance of shares for Terrz Zone Agreement (note 10)	-	-	5,000,000,000	50,000	450,000	-	-	-	-	500,000	-	500,000
Other comprehensive income (loss)	-	-	-	-	-	-	-	11,227	-	11,227	10,787	22,014
Net loss	-	-	-	-	-	-	-	-	(4,694,000)	(4,694,000)	(208,480)	(4,902,480)
BALANCE AS OF DECEMBER 31, 2024	5,000,000	3,500	550,834,347,495	67,212,651	(30,933,394)	1,570,173	(8,000,000)	(6,552)	(27,709,196)	2,137,182	3,533,856	5,671,038

The accompanying notes are an integral part of the consolidated financial statements.

WORLD HEALTH ENERGY HOLDINGS, INC .

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars except share and per share data)

	Year ended
	December 31
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(4,902,480)	(7,050,400)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	19,278	18,617
Equity in net loss of equity investments	-	1,977
Changes in fair value of commitment to issue shares	28,312	-
Impairment of non-consolidated entity	-	151,015
Share-based compensation expense (Note 13)	2,602,364	5,745,962
Interest on loans from related parties	741,994	-
Change in operating lease	5,315	1,916
Change in liability for employee rights upon retirement	513	37,551
Change in in accounts receivable	23,341	(27,649)
Change in inventory and in other assets	(110,044)	(505)
Change in accounts payable	2,686	(1,015)
Change in other current liabilities	142,738	48,055
Net cash used in operating activities	(1,445,983)	(1,074,476)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans granted to related parties	(41,019)	(13,515)
Increase in funds in respect of employee rights upon retirement	2,718	(27,734)
Purchase of property and equipment	(6,951)	(30,923)
Net cash used in investing activities	(45,252)	(72,172)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	-	685,000
Loans received	388,344	-
Proceeds on account of shares	1,120,173	450,000
Net cash provided by financing activities	1,508,517	1,135,000

Effect of exchange rate changes on cash and cash equivalents	(529)	1,737

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,753	(9,911)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	46,435	56,346

CASH AND CASH EQUIVALENTS AT END OF YEAR	63,188	46,435

Supplemental disclosure of cash flow information:
Non cash transaction:
Initial recognition of right-of-use operating lease asset and operating lease liability	48,478	-
Investment in purchase of equity method investment	-	154,000
Redeemable shares issued for the purchase of intangible assets	5,000,000	-
Issue of share in exchange for Terra zone shares and options received	911,378	-
Issuance of shares in exchange for debt	-	144,000

The accompanying notes are an integral part of the consolidated financial statement

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

A.	Operations

World Health Energy Holdings (“WHEN” or the “Company”) is primarily engaged in the global telecom and cybersecurity technology field.

Through its wholly owned Israeli based subsidiary RNA Ltd. (“RNA”), the Company is primarily engaged in research and development performing software design services in the field of cybersecurity solutions for businesses and consumers. Through its majority owned Polish based subsidiary, CrossMobile Sp z o.o., a company formed under the laws of Poland (“CrossMobile”), the Company operates a mobile virtual network operator (MVNO) in Poland, which is also licensed to provide telecom services throughout Europe.

On April 27, 2020, the Company completed a reverse triangular merger pursuant to which SG 77 Inc., a Delaware corporation (“SG”) and at such time a wholly-owned subsidiary of UCG, became a direct and wholly owned subsidiary of the Company and RNA became an indirect wholly owned subsidiary of the Company through SG.

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

During the year ended December 31, 2024, the Company incurred a net loss of $4,902 thousands and used net cash flows in its operations of $1,446 thousands. As of December 31, 2024, the Company had unrestricted cash and cash equivalents of $63 thousands available to fund its operations, and an accumulated deficit of $27,709 thousands.

The Group’s management expects that the Group will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of December 31, 2024, management currently is of the opinion that its existing cash will be sufficient to fund operations until the end of the second quarter of 2025. As a result, there is substantial doubt regarding the Company’s ability to continue as a going concern.

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

E.	Israel – Hamas war

Following the October 7th attacks by Hamas terrorists in Israel’s southern border, Israel declared war against Hamas and since then, Israel has been involved in military conflicts with Hamas, Hezbollah, a terrorist organization based in Lebanon, and Iran, both directly and through proxies like the Houthi movement in Yemen and armed groups in Iraq and other terrorist organizations. Additionally, following the fall of the Assad regime in Syria, Israel has conducted limited military operations targeting the Syrian army, Iranian military assets and infrastructure linked to Hezbollah and other Iran-supported groups. Although certain ceasefire agreements have been reached with Hamas and Lebanon (with respect to Hezbollah), and some Iranian proxies have declared a halt to their attacks, there is no assurance that these agreements will be upheld, military activity and hostilities continue to exist at varying levels of intensity, and the situation remains volatile, with the potential for escalation into a broader regional conflict involving additional terrorist organizations and possibly other countries. Also, the fall of the Assad regime in Syria may create geopolitical instability in the region.

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

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net loss for the year ended December 31, 2024 and 2023.

Cash and cash equivalents

Cash and cash equivalents includes cash in hand and short-term highly liquid investments that are readily convertible to cash with maturities of three months or less as of the date acquired and that are exposed to insignificant risk of change in value.

Inventory

Inventory is valued at the lower of cost or net realizable value. The Company uses first-in, first-out (“FIFO”) method to determine cost of inventory.

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

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (cont.)

Impairment of Long-Lived Assets

The Company’s long-lived assets, such as property, plant and equipment and identifiable intangible assets, are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment indicators which could trigger an impairment may include, among others, any significant changes in the manner of our use of the assets or the strategy of our overall business, certain reorganization initiatives, significant negative industry, or economic trends or when we conclude that it is more likely than not that an asset will be disposed of or sold. Long-lived assets are reviewed for impairment in accordance with ASC No. 360, “Property, Plant and Equipment,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. This measurement includes significant estimates and assumptions inherent in the estimate of the fair value of identifiable intangible assets. Newly acquired and recently impaired indefinite-lived assets are more vulnerable to impairment as the assets are recorded at fair value and are then subsequently measured at the lower of fair value or carrying value annually or when triggering events are present. As such, immediately after acquisition or impairment, even small declines in the outlook for these assets can negatively impact on our ability to recover the carrying value and can result in an impairment charge. The Company did not record impairment losses during the year ended December 31, 2024. The Company recorded impairment losses in the amount of $151,015 during the year ended December 31, 2023.

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

Severance expenses for the years ended December 31, 2024, and 2023 amounted to $27,747 and $32,059, respectively.

Redeemable shares

The Company records its redeemable shares at fair value less issuance costs on the dates of issuance. The Company has classified its redeemable shares as temporary equity (mezzanine) on the consolidated balance sheet between liabilities and equity, due to redemption rights that are deemed outside of the Company’s control and are presented at their carrying amount at the end of each period or until the end of the Lock Up period as defined in the agreement (see note 9 below).

Revenue recognition

The Company’s revenues are generated principally from providing cybersecurity technology services and from telecom services through Cross Mobile.

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

As of December 31, 2024 and 2023, 12,925,000,000 and 20,275,500,000, outstanding stock options and warrants, respectively, have been excluded from the calculation of the diluted loss per share for the years ended December 31, 2024 and 2023 since all such securities have an anti-dilutive effect.

Accounts receivable

Accounts receivable are stated at their net realizable value. Accounts receivable are presented on the consolidated balance sheet net of an allowance for credit losses, which is established based on reviews of the accounts receivable aging, an assessment of the customer’s history and current creditworthiness, and the probability of collection. Accounts are written off when it is determined that collection of the outstanding balance is no longer probable. As of December 31, 2024, and 2023, an allowance for credit losses in the amount of $2,887 and $7,545, respectively, is reflected in net accounts receivable. The Group does not have any off-balance-sheet credit exposure related to its customers.

Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. As of December 31, 2024, the Company didn’t record any loss contingencies.

Fair Value Measurements

The Company measures and discloses fair value in accordance with the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions there exists a three-tier fair-value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 - unadjusted quoted prices are available in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date

Level 2 – pricing inputs are other than quoted prices in active markets that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

Level 3 – pricing inputs are unobservable for the non-financial asset or liability and only used when there is little, if any, market activity for the non-financial asset or liability at the measurement date. The inputs into the determination of fair value require significant management judgment or estimation. Level 3 inputs are considered as the lowest priority within the fair value hierarchy.

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

The fair value of cash and cash equivalents is based on its demand value, which is equal to its carrying value. Additionally, the carrying value of all other short term monetary assets and liabilities are estimated to be equal to their fair value due to the short-term nature of these instruments.

New Accounting Pronouncements

Recently Adopted Accounting Standards

Segment Reporting: In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. It requires incremental disclosures related to an entity’s reportable segments, including (i) significant segment expense categories and amounts for each reportable segment that are provided to the chief operating decision maker (“CODM”), (ii) an aggregate amount and description of other segment items included in each reported measure, (iii) all annual disclosures about a reportable segment’s profit or loss and assets required by Topic 280 to be disclosed in interim periods, (iv) the title and position of the individual or the name of the group identified as the CODM and (v) an explanation of how the CODM uses the reported measures of segment profit or loss to assess performance and allocate resources to the segment. The standard improves transparency by providing disaggregated expense information about an entity’s reportable segments. The standard does not change the definition of a segment, the method for determining segments or the criteria for aggregating operating segments into reportable segments. This guidance is effective for annual reporting periods beginning after December 15, 2023, and interim reporting periods beginning after December 15, 2024. The Company adopted this guidance retrospectively, providing the additional disclosures as required. See note 19, for more information.

Accounting Standards Not Yet Adopted

Income Taxes: In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU add specific requirements for income tax disclosures to improve transparency and decision usefulness. The guidance in ASU 2023-09 requires that public business entities disclose specific categories in the income tax rate reconciliation and provide additional qualitative information for reconciling items that meet a quantitative threshold. In addition, the amendments in ASU 2023-09 require that all entities disclose the amount of income taxes paid disaggregated by federal, state, and foreign taxes and disaggregated by individual jurisdictions. The ASU also includes other disclosure amendments related to the disaggregation of income tax expense between federal, state and foreign taxes. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this update should be applied on a prospective basis and retrospective application is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (cont.)

In November 2024, the FASB issued ASU No. 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The ASU improves the disclosures about a public business entity’s expense and provides more detailed information about the types of expenses in commonly presented expense captions. The amendments require that at each interim and annual reporting period an entity will, inter alia, disclose amounts of purchases of inventory, employee compensation, depreciation and amortization included in each relevant expense caption (such as cost of sales, SG&A and research and development). Amounts remaining in relevant expense captions that are not separately disclosed will be described qualitatively. Certain amounts that are already required to be disclosed under currently effective U.S GAAP will be included in the same disclosure as the other disaggregation requirements. The amendments also require disclosing the total amount of selling expenses and, in annual reporting periods, the definition of selling expenses. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

.

NOTE 3 – OTHER CURRENT ASSTES

	December 31,
	2024	2023
Due from related parties	5,924	63,881
Government institutions	26,384	10,882
Employees loans	51,945	51,710
Prepaid expenses	72,948
Advances and other receivable	30,870	22,276
	188,071	148,749

NOTE 4 – PROPERTY AND EQUIPMENT, NET

	Rates of depreciation	December 31,
	%	2024	2023
Computers	33	120,096	114,803
Furniture and office equipment	7-15	31,530	29,872
		151,626	144,675
Less - accumulated depreciation		(108,480)	(89,202)
Total property and equipment, net		43,146	55,473

For the years ended December 31, 2024 and 2023, depreciation was $19,278 and $18,617, respectively.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars except share and per share data)

NOTE 5 –OTHER CURRENT LIABILITIES

	December 31,
	2024	2023
Employees and related institutions	366,586	295,657
Accrued expenses and other liabilities	308,538	247,642
Deferred revenues	-	11,629
	675,124	554,928

NOTE 6 – LEASES

On December 16, 2020, the Company signed a lease agreement effective on January 1, 2021 for office space in Herzliya, Israel for a period of 4 years with monthly payments of approximately $5,500 (NIS 17,000) and an option to extend the agreement for an additional 1 year with monthly payments of approximately $5,900 (NIS 18,275).

On January 31, 2024, Cross Mobile signed a lease agreement for office space in Warsaw, Poland for a period of 2 years with monthly payments of approximately $2,160 (Euro 2,050)

Leases recorded on the balance sheets consist of the following:

	December 31,
	2024	2023

Operating leases:
Assets
Right of use asset under operating lease	94,471	116,548

Liabilities
Short term operating lease liability	82,054	56,245
Long term operating lease liability	6,839	49,411

Weighted average remaining lease term (in years)	1.20	2

Weighted average discount rate	9%	10%

The components of operating lease expense were as follows:

	Year ended December 31,
	2024	2023

Operating lease costs	74,744	56,674

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars except share and per share data)

NOTE 6 – LEASES (cont.)

Right of use assets obtained in exchange for new operating lease liability during 2024 and 2023 were $48,478 and $0. The Company paid $77,986 for its operating leases for the year ended December 31, 2024, and $56,674 for the year ended December 31, 2023, which are included in operating cash flows on the consolidated statements of cash flows.

Maturity of operating lease payments as of December 31, 2024 is summarized as follows:

2025	85,538
2026	15,120
Total future lease payments	100,658
Less: imputed interest	(11,765)
Operating lease liabilities	88,893

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

NOTE 7 - ASSET ACQUISITION OF CROSSMOBILE (cont.)

As described above the entire consideration paid by WHEN was with its shares, issued to CrossMobile. Based on the guidance in ASC 810-10-45-5 the shares are not considered outstanding. The Company concluded that the fair value of the consideration paid to be based on the fair value of the noncontrolling interests determined to be $7.9 million.

Substantially all the consideration were allocated to the license, additionally to $0.9 million costs incurred in connection of the transaction, and hence the license was recognized at $8.8 million.

Additionally, the Company recorded deferred tax liability and corresponding increase of the license value in an amount of $0.872 million, based on ASC 740-10-55-170 that accounts for situations when an asset is acquired outside of a business combination and the tax basis of the asset differs from the amount paid assuming tax basis of $0.

Company’s investment in CrossMobile is tested annually for impairment, using an independent third party evaluator. As of December 31, 2024 and 2023, no impairment was identified.

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

The Company determined the value of the 770,000,000 restricted common shares of Company common stock issued to InstaView based on Company’s share price on the agreement date at $154,000 and recorded an equity investment asset in the balance sheet. As of the date of the transaction, the Company allocated a total of $62,083 out of this amount to the Purchase Option. The Purchase Option is presented according to a cost model. See also note 2 above as to Company’s accounting policy related to InstaView transaction.

As of December 31, 2023, the Company amortized its investment in InstaView and recorded $151,015 as amortization expenses.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars except share and per share data)

NOTE 9 – REDEEMABLE SHARES

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

The Company estimated the value of the Perpetual License purchased at $5,000,000 based on the fair value of Company’s shares at the agreement date. As of December 31, 2024, no impairment was identified.

Additionally, the Company determined that in certain circumstances, beyond its control, the Consideration Shares may be obligated to be redeemed and therefore, classified the Consideration Shares as temporary equity pursuant to the guidance in ASC 815-40-25. The redeemable shares are presented at their carrying amount. As of April 15, 2025, the Uplisting was not completed and management estimates that it won’t be able to complete the Uplisting by the Uplisting Target Date.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars except share and per share data)

NOTE 10 – INVESTMENT IN NON- CONSOLIDATED ENTITY

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

The Company estimated the value of the Terrz Zone’s shares based on the fair value of Company’s shares as the agreement date, at $500,000. The Company concluded that since the exercise price of the Mutual Option, is not indexed to Company’s own stock the Mutual Options shall be estimated at fair value.

The fair value of the Mutual Option was estimated using the Black-Scholes option pricing model. The assumptions used to perform the calculations as of December 31, 2024 and the agreement date, are detailed below:

	December 31, 2024	August 14, 2024
Expected volatility (%)	220.42%	174.0%
Risk-free interest rate (%)	4.21%	3.93%
Expected dividend yield	0.0%	0.0%
Contractual term (years)	1.62	2.00
Conversion price	0.0001	0.0001
Underlying share price (U.S. dollars)	0.0001	0.0001
Fair value (U.S. dollars in thousands)	439,690	411,378

NOTE 11 – COMMITMENTS AND CONTINGENCIES

1.	On October 27, 2020 the Company filed suit in State Court, Palm Beach County, Florida, against FSC Solutions, Inc. (“FSC”), Eli Gal Levy (“EL”) and Padem Consultants Sprl (collectively, the “Defendants”). The suit relates to the Stock Purchase Agreement entered into by the Company with FSC and its shareholders, which included EL, pursuant to which the Company acquired all of the issued and outstanding stock of FSC in exchange for the issuance of 70 billion shares of the Company unregistered common stock. FSC was the putative owner of a software and trading platform which the Company intended to use to enter into the on-line trading business. Subsequent to the completion of the acquisition, the Company determined that FSC did not have control over the trading platform and software the Company expected to acquire and operate. The suit seeks declaratory judgment to unwind the FSC transaction and cancel the shares of the Company common stock issued in the FSC transaction that are still outstanding.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars except share and per share data)

NOTE 11 – COMMITMENTS AND CONTINGENCIES (cont.)

On or about, January 19, 2022, Eli Gal Levy (“EL”) filed a lawsuit in the Delaware Court of Chancery seeking to remove the restrictive legend from all the shares of Common Stock held by EL (the “2022 Lawsuit”), which are approximately 23,000,000,000 shares. The Company is vigorously defending the EL’s Lawsuit. Trial is scheduled for May 5 and 6, 2025.

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not aware of any such legal proceedings or claims against us.

2.	On December 31, 2024, UCG, the Company principal shareholder and the Company entered into a loan agreement pursuant to which the principal amount owed by the Company as of December 31, 2024 will bear interest at an annual rate of 7.5%. Under the agreement, the outstanding amounts are not due prior to December 31, 2027 unless there is a bankruptcy event, in which case the outstanding amount is immediately due and payable.

NOTE 12 – SHAREHOLDERS’ EQUITY

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

NOTE 12 – SHAREHOLDERS’ EQUITY (cont.)

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

1.	On August 10, 2022, the Company entered into an agreement with a consultant with a term of 12 months under which it undertook to issue to the consultant 300,000,000 restricted stock for investor relations services. The Company estimated the fair value of the shares issued at $120,000 of which $46,438 were recorded as share based compensation expenses in the year ended December 31, 2022 and the remaining $73,562 were recorded in the year ended December 31, 2023. As of December 31, 2024 and 2023, no shares have been issued to the consultant under the above agreement.

2.	On November 1, 2022, the Company entered into a binding term sheet, which was subsequently replaced and superseded in April 2023 by a binding investment agreement, with George Baumeohl, a Company’s director, pursuant to which Mr. Baumeohl has agreed to support Company’s operation by way of an equity investment of up to $3 million through August 2025, as needed. The agreement provides for sales of Company’s common stock to Mr. Baumeohl at per share purchase prices ranging between $0.0003 and $0.0004.

On August 14, 2024 the Company and Mr. Baumoehl entered into an amendment to the November 1, 2022 investment agreement according to which, investments aggregated to $919,767, will be priced at a per share purchase price of $0.0001, retroactive to January 1, 2024 and future investments would be priced at a per share purchase price of $0.0001.

During the year ended December 31, 2024 and 2023, the Company received subscription proceeds of $1,119,767 and $1,075,000, respectively under the November 1, 2022, investment agreement with Mr. Baumeohl in respect of which he is entitled to 15,135,170,000 shares of the Company’s common stock, which 13,051,836,667 shares have not been issue to balance sheet date.

3.	On February 8, 2023, the Company entered into an investment agreement with a shareholder pursuant to which it raised $60,000 from the private placement of share of our common stock at a per share purchase price of $0.0003, in respect of which it issued to the shareholder to 200,000,000 shares of Common Stock.

On February 8, 2023, the Company issued to the investor specified in item a above and a designee an aggregate of 1,440,000,000 shares of common stock in satisfaction of a loan made by the shareholder to the Company in the principal amount of $120,000 plus interest of $24,000 of accrued interest, originally received for a period of 10-year.

4.	On May 15, 2023, the Company issued 770,000,000 shares of common stock as consideration under InstaView Transaction (see note 8 above).

5.	On July 22, 2024, the Company issued 25,038,272,832 shares (the “Consideration Shares”) of Company’s common stock per share, in consideration for Perpetual License (see note 9 above).

6.	On October 25, 2024, the Company issued 5,000,000,000 shares of Company’s common stock per share, in consideration for 448,029 ordinary shares of Terra Zone (see note 10 above).

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars except share and per share data)

NOTE 13 - STOCK OPTIONS

On June 21, 2021, the Board of Directors approved the 2021 Equity Incentive Plan (the “2021 Plan”) pursuant to which the Company may issue awards, from time to time, consisting of non-qualified stock options, restricted stock and restricted stock units and stock option awards qualify under Section 102 of the Israeli Tax Ordinance (New Version) 1961 (“ITO”), and/or under Section 3(i) of the ITO.

On January 26, 2023, RNA entered into two consulting agreements for the design of new generation of Internet Of Things (“IOT”) devices and for research and update of international needs of IOT devices with two consultants under which it undertook to issue to each of the consultant Non-Plan option to purchase 1,000,000,000 shares of the Company’s common stock at per share exercise price of $0.0002, exercisable over 4 years, of which options for 250,000,000 of the share will vest on each of the anniversaries of the execution of the agreement, beginning with January 24, 2024 and thereafter on each subsequent anniversary, subject to continued services with RNA. The fair value of both of the options was determined using the Black-Scholes pricing model at $563,230, assuming a risk free rate of 3.72%, a volatility factor of 186.71%, dividend yields of 0% and an expected life of 4 years. Total compensation expenses during the year ended December 31, 2024 and 2023 amounted to $170,142 and $256,680, respectively and were recorded as share based compensation under research and development expenses.

On May 7, 2023, RNA entered into a consulting agreement with a consultant pursuant to which the Company granted the consultant a Non-Plan option to purchase 1,000,000,000 shares of the Company’s common stock at per share exercise price of $0.0002, exercisable over 4 years, of which options for 250,000,000 of the share will vest on each of the anniversaries of the execution of the agreement, beginning with May 7, 2024 and thereafter on each subsequent anniversary, subject to continued services with RNA. The fair value of both of the options was determined using the Black-Scholes pricing model at $184,701, assuming a risk free rate of 3.63%, a volatility factor of 186.23%, dividend yields of 0% and an expected life of 4 years. Total compensation expenses during the year ended December 31, 2024 and 2023 amounted to $67,339 and $60,124, respectively and were recorded as share based compensation under research and development expenses.

On May 20, 2024, the Company granted options under the 2021 Plan to service providers to purchase an aggregate of 2,000,000,000 shares of common stock exercisable at a per share exercise price of $0.0001. The options vest on an annual basis with 25% of the option grant vesting on each anniversary of the option grant. The fair value of the options was determined using the Black-Scholes pricing model, assuming a risk free rate of 4.62%, a volatility factor of 187.95%, dividend yields of 0% and an expected life of 3 years and was estimated at $373,242.

The following table presents the Company’s option activity during the year ended December 31, 2024 and 2023:

	Number of Options	Weighted Average Exercise Price

Outstanding as of December 31,2022	46,600,000,000	0.0001
Granted	2,000,000	0.0001
Exercised	-	-
Forfeited	(10,000,000,000)	0.0001
Outstanding as of December 31, 2023	36,602,000,000	0.0001
Granted	2,000,000,000	0.0001
Exercised	-	-
Forfeited	(6,500,000,000)	0.0001
Outstanding as of December 31, 2024	32,102,000,000	0.0001
Number of options exercisable as of December 31, 2024	20,275,500,000	0.0001

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars except share and per share data)

NOTE 13 - STOCK OPTIONS (cont.)

The aggregate intrinsic value of the option awards outstanding as of December 31, 2024 is $0. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.0001 as of December 31, 2024, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

The options outstanding as of December 31, 2024 have been separated into exercise prices, as follows:

Exercise price	Options outstanding	Weighted average remaining contractual life – years	Options vested
As of December 31, 2024

0.0001	32,102,000,000	1.57	20,275,500,000
0.0001	32,102,000,000	1.57	20,275,500,000

The options outstanding as of December 31, 2023 have been separated into exercise prices, as follows:

Exercise price	Options outstanding	Weighted average remaining contractual life – years	Options vested
As of December 31, 2023

0.0001	36,602,000,000	2.74	12,925,000,000
0.001	36,602,000,000	2.74	12,925,000,000

As of December 31, 2024, there was $1,095,614 of total unrecognized compensation cost related to non-vested options. The cost is expected to be recognized over a weighted average period of 1.19 years. Compensation expense recorded by the Company in respect of its stock-based compensation awards in accordance with ASC 718-10 for the year ended December 31, 2024 and 2023 was $2,602,364 and $5,690,406, respectively.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars except share and per share data)

NOTE 14 – RESEARCH AND DEVELOPMENT EXPENSES

	Year ended December 31
	2024	2023
Salaries and related expenses	281,422	268,358
Share-based compensation expenses	484,901	1,335,600
Professional fees and other development costs	296,473	175,711
Depreciation and amortization	19,279	18,617
Vehicle maintenance	61,931	23,465
Rent and office maintenance	153,268	113,334
	1,297,274	1,935,085

NOTE 15 – GENERAL AND ADMINISTRATIVE EXPENSES

	Year ended December 31
	2024	2023
Share-based compensation expenses	2,117,463	4,410,362
Professional services	231,270	314,135
Salaries and related expenses	254,032	234,395
Office expenses	70,163	78,106
Rent and office maintenance	22,810	28,308
Advertising	-	8,211
Other expenses	7,606	7,208
	2,703,344	5,080,725

NOTE 16 – FINANCING EXPENSES (INCOME)

	Year ended December 31
	2024	2023
Bank charges	5,154	4,783
Currency exchange	39,473	(15,017)
Interest on loans from related parties	720,996	(11,452)
Other expenses	18,518	18,940
	784,141	(2,746)

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars except share and per share data)

NOTE 17 - EQUITY METHOD INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company applies the equity method to investments when it has an ability to exercise significant influence over the operational decision-making authority and financial policies of the investee.

During the year ended December 31, 2023, the Company accounted for its 26% investments in InstaView as equity method investment from January 26, 2023.

The following tables summarize the carrying amounts, including changes therein, of our equity method investment in InstaView during the years ended December 31, 2023:

InstaView

Opening balance as of January 1, 2023	$-
Equity investment	91,917
Other comprehensive loss	(1,007)
Equity loss	(1,977)
Investments under equity method.	88,933
Purchased Option	62,082
Investment in investee as of December 31, 2023	$151,015
Impairment of investment	(151,015)
Investment in investee as of December 31, 2023	-

NOTE 18 – INCOME TAX

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

As of December 31, 2024, the Company and its subsidiaries have carryforward losses for tax purposes of approximately $32,865 thousand and $4,189 thousand, respectively, which can be offset against future taxable income, if any. As of December 31, 2024, approximately $26.9 million will expire between the years 2036 and 2040, and the remainder has no expiration date.

A.	Composition of loss for the year:

	Year ended December 31
	2024	2023

U.S.	2,764,274	6,061,111
Israel	1,714,293	844,815
Poland	423,913	144,474
	4,902,480	7,050,400

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars except share and per share data)

NOTE 18 – INCOME TAX (cont.)

B.	The following is a reconciliation between the income tax benefit calculated using the federal income tax rate applicable to the Company and the income tax expense reported in the financial statements:

	Year ended December 31
	2024	2023
Pretax loss	4,902,480	7,050,400
U.S. federal income tax rate	21%	21%
Income tax benefit computed at the U.S. federal income tax rate	(1,029,521)	(1,480,584)
Non-deductible expenses	1,568	3,236
Share-based compensation	444,667	1,179,537
Effect of differences in corporate income tax rates	16,454	1,796
Other timing differences	(1,955)	15,296
Change in valuation allowance	568,787	280,719
	-	-

C.	Deferred taxes are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31
Composition of deferred tax assets:	2024	2023
Operating loss carry forwards	7,784,949	7,215,194
Share-based compensation	4,048,764	3,604,097
Accrued compensation	71,612	62,588
Total deferred tax assets	11,905,325	10,881,879

Composition of deferred tax liability:
Intangible assets	(872,456)	(872,456)
Total deferred tax liability	(872,456)	(872,456)

Valuation allowance	11,905,325	10,881,879

Total deferred tax liability	(872,456)	(872,456)

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars except share and per share data)

NOTE 19 – RELATED PARTIES

A.	Transactions and balances with related parties

	Year ended December 31,
	2024	2023
General and administrative expenses:
Salaries and fees to officers (*)	1,152,124	2,352,107
(*) of which share-based compensation	969,373	2,190,495
Interest on loans to related parties	720,996	(11,452)

Research and development expenses:
Salaries and fees to officers (*)	165,518	226,886
(*) of which share-based compensation	76,929	145,542

B.	Balances with related parties and officers:

	December 31,
	2024	2023

Other current assets	-	62,647
Other accounts liabilities	118,103	113,615
Liability for employee rights upon retirement	143,406	129,768
Long term loan from related party (*)	2,646,135	2,012,339

(*)	Received from UCG by December 31, 2021. The outstanding principal amounts shall bear interest at an annual rate of 7.5%. (See note 11(2)).

NOTE 20 – SEGMENT REPORTING

A.	Information about reported segment profit or loss and assets

This segment’s structure reflects the financial information and reports used by the Company’s management, specifically its CODM, to make decisions regarding the Company’s business, including resource allocations and performance assessments, as well as the current operating focus in compliance with ASC 280, Segment Reporting. The Company’s reportable segments are not aggregated.

The Company reports segment information based on the management approach, which designates the internal reporting used by the Chief Operating Decision Maker (“CODM”), the Company’s Chief Executive Officer, for making decisions and assessing performance as the source of the Company’s reportable segments. The CODM allocate resources and assesses the performance of each operating segment based on potential business opportunities, historical and potential future sales and operating expenses.

The Company has two reportable segments: (i) global telecom, and (ii) cybersecurity technology.

The Company’s method for measuring profitability on a reportable segment basis is operating loss. The Company adopted ASU 2023-07 in December 2024. The most significant provision was for the Company to disclose significant segment expenses that are regularly provided to the CODM. The Company’s CODM periodically reviews operating loss by segment and treats it as a significant segment expense.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars except share and per share data)

NOTE 20 – SEGMENT REPORTING (cont.)

The following table presents information about the Company’s reportable segments for the year ended December 31, 2024 and 2023:

Operating loss related to the Company’s reportable segments and the reconciliation of the total net loss attributable to common stockholders is as follows:

	Year ended
	December 31
	2024	2023

Revenue from global telecom	80,516	6,373
Cost related to global telecom	(494,721)	(219,390)
Operating loss from global telecom	(414,205)	(213,017)

Revenue from cybersecurity technology	85,512	201,336
Cost related to cybersecurity technology	(785,168)	(639,014)
Operating loss from cybersecurity technology	(699,656)	(437,678)

Professional services	(89,557)	(161,054)
Share base compensation	(2,602,364)	(5,745,962)
Other general and administrative expenses	(284,244)	(342,443)
Total Operating loss	(4,090,027)	(6,900,154)

Financing (expenses) income, net	(784,141)	2,746
Other loss	-	(151,015)
Changes in fair value of commitment to issue shares	(28,312)	-
Loss before equity in net loss of equity investments	(4,902,480)	(7,048,423)
Less: Equity in net loss of equity investments	-	(1,977)
Net loss	(4,902,480)	(7,050,400)

NOTE 21 – SUBSEQUENT EVENTS

