Form 10-Q
period 2025-03-31
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2025-05-20
CIK 943535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended March 31, 2025; or

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

As of May 20, 2025, there were issued and outstanding 550,834,347,495 shares of the registrant’s common stock, par value $0.00001 per share, were outstanding.

WORLD HEALTH ENERGY HOLDINGS, INC.

Form 10-Q

March 31, 2025

i

WORLD HEALTH ENERGY HOLDINGS, INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2025

(UNAUDITED)

WORLD HEALTH ENERGY HOLDINGS, INC.

UNAUDITED CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(U.S. dollars except share and per share data)

	March 31,	December 31,
	2025	2024
Assets
Current Assets
Cash and cash equivalents	90,971	63,188
Accounts receivable, net of allowance for credit losses of $2,832 and $2,887 as of March 31, 2025 and December 31, 2024. respectively	38,735	27,668
Inventory	11,351	17,605
Other current assets	209,239	188,071
Total Current assets	350,296	296,532

Non-current assets
Operating lease right-of-use asset	73,714	94,471
Long term prepaid expenses	24,872	25,356
Property and equipment, net	38,424	43,146
Funds in respect of employee rights upon termination	53,840	53,840
Investment in non-consolidated entity (Note 3)	911,379	911,379
Intangible assets	14,693,958	14,693,958
Total non-current assets	15,796,187	15,822,150

Total assets	16,146,483	16,118,682

Liabilities and Stockholders’ Deficit
Current Liabilities
Short term credit	408,123	397,567
Accounts payable	167,014	109,649
Short term operating lease liability	62,029	82,054
Other current liabilities	695,934	675,124
Total Current Liabilities	1,333,100	1,264,394
Non-current Liabilities
Liability for employee rights upon retirement	206,646	218,130
Long term loan from parent company	2,681,391	2,646,135
Long term operating lease liability	5,599	6,839
Fair value of commitment to issue shares (Note 3)	455,951	439,690
Deferred tax liability	872,456	872,456
Redeemable shares (Note 4)	5,000,000	-
Total non-current liabilities	9,222,043	4,183,250

Total liabilities	10,555,143	5,447,644
Redeemable shares (Note 4)	-	5,000,000
Stockholders’ Deficit (Note 5)
Series A preferred stock $0.0007 par value, 10,000,000 shares authorized, 5,000,000 shares issued and outstanding as of March 31, 2025, and December 31, 2024	3,500	3,500
Common stock $0.00001 par value, 750,000,000,000 shares authorized as of March 31, 2025 and December 31, 2024. 550,834,347,495 shares issued and outstanding as of March 31, 2025 and December 31, 2024.	67,212,651	67,212,651
Additional paid-in capital	(30,525,659)	(30,933,394)
Treasury stock at cost – 20,000,000,000 shares of common stock	(8,000,000)	(8,000,000)
Proceeds on account of shares	1,870,173	1,570,173
Accumulated other comprehensive loss	(27,108)	(6,552)
Accumulated deficit	(28,409,015)	(27,709,196)
Total Company’s stockholders’ equity	2,124,542	2,137,182
Non-controlling interests	3,466,798	3,533,856
Total stockholders’ equity	5,591,340	5,671,038
Total liabilities and stockholders’ equity	16,146,483	16,118,682

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars except share and per share data)

	Three months ended
	March 31
	2025	2024

Revenues	49,391	32,876
Cost of sales	(7,875)	(11,682)
Gross profit	41,516	21,194
Research and development expenses	(301,881)	(446,384)
Selling and marketing expenses	(3,814)	(27,199)
General and administrative expenses	(462,537)	(955,131)
Operating loss	(726,716)	(1,407,520)
Financing income (expenses), net	(4,150)	109
Changes in fair value of commitment to issue shares	(16,261)	-
Net loss	(747,127)	(1,407,411)
Net loss attributable to non-controlling interests	47,308	24,234
Net loss attributable to the Company’s stockholders	(699,819)	(1,383,177)

Basic and diluted net loss per share	(0.00)	(0.00)

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	564,295,906,384	522,762,226,201

Comprehensive loss:
Net loss	(747,127)	(1,407,411)
Other comprehensive loss - Foreign currency translation adjustments	(20,556)	(1,121)
Comprehensive loss	(767,683)	(1,408,532)
Net - loss attributable to equity investments	47,308	24,234
Other comprehensive income (loss) attributable to non-controlling interests	(19,750)	(1,077)
Comprehensive loss attributable to the Company’s stockholders	(740,125)	(1,385,375)

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(U.S. dollars, except share and per share data)

	Series A Preferred Stock		Common Stock		Additional	Proceeds on		Accumulated Other		Total Company’s stockholders’	Non-	Total stockholders’
	Number of Shares	Amount	Number of Shares	Amount	paid-in capital	account of shares	Treasury shares	Comprehensive Income	Accumulated deficit	equity (deficit)	Controlling Interest	equity (deficit)

BALANCE AS OF DECEMBER 31, 2024	5,000,000	3,500	550,834,347,495	67,212,651	(30,933,394)	1,570,173	(8,000,000)	(6,552)	(27,709,196)	2,137,182	3,533,856	5,671,038
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2025:
Share-based payment to employees and services providers	-	-	-	-	407,735	-	-	-	-	407,735	-	407,735
Proceeds on account of shares	-	-	-	-	-	300,000	-	-	-	300,000	-	300,000
Other comprehensive loss	-	-	-	-	-	-	-	(20,556)	-	(20,556)	(19,750)	(40,306)
Net loss	-	-	-	-	-	-	-	-	(699,819)	(699,819)	(47,308)	(747,127)
BALANCE AS OF MARCH 31, 2025	5,000,000	3,500	550,834,347,495	67,212,651	(30,525,659)	(*) 1,870,173	(8,000,000)	(27,108)	(28,409,015)	2,124,542	3,466,798	5,591,340

	Series A Preferred Stock		Common Stock		Additional	Proceeds on		Accumulated Other		Total Company’s stockholders’	Non-	Total stockholders’
	Number of Shares	Amount	Number of Shares	Amount	paid-in capital	account of shares	Treasury shares	Comprehensive Income	Accumulated deficit	equity (deficit)	Controlling Interest	equity (deficit)

BALANCE AS OF DECEMBER 31, 2023	5,000,000	3,500	520,796,074,663	67,162,651	(33,985,758)	450,000	(8,000,000)	(17,779)	(23,015,196)	2,597,418	3,731,549	6,328,967
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2024:
Share-based payment to employees and services providers	-	-	-	-	972,750		-	-	-	972,750	-	972,750
Proceeds on account of shares	-	-	-	-	-	470,173	-	-	-	470,173	-	470,173
Other comprehensive loss	-	-	-	-	-	-	-	(1,121)	-	(1,121)	(1,077)	(2,198)
Net loss	-	-	-	-	-	-	-	-	(1,383,177)	(1,383,177)	(24,234)	(1,407,411)
BALANCE AS OF MARCH 31, 2024	5,000,000	3,500	520,796,074,663	67,162,651	(33,013,008)	920,173	(8,000,000)	(18,900)	(24,398,373)	2,656,043	3,706,238	6,362,281

(*)	note 4

WORLD HEALTH ENERGY HOLDINGS, INC.

UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars)

	Three months ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(747,127)	(1,407,411)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation	4,722	5,082
Changes in liability for employee rights upon retirement	(11,484)	6,902
Changes in fair value of commitment to issue shares	16,261	-
Share-based compensation expense	407,735	972,750
Interest on loans from related parties	52,104	-
Change in operating lease	(509)	319
Change in accounts receivable	(11,068)	(70)
Change in other current assets	(14,520)	(37,310)
Change in accounts payable	57,365	(41,596)
Change in other accounts liabilities	(18,966)	31,460
Net cash used in operating activities	(265,487)	(469,874)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans repaid by (granted to) related parties	-	(11,956)
Increase in funds in respect of employee rights upon retirement	-	(2,167)
Purchase of property and equipment	-	(2,065)
Net cash used in investing activities	-	(16,188)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan repayments	(6,201)	-
Loan received from related party	-	80,339
Proceeds on account of shares	300,000	470,173
Net cash provided by financing activities	293,799	550,512

Effect of exchange rate changes on cash and cash equivalents	(529)	2,002

INCREASE IN CASH AND CASH EQUIVALENTS	27,783	66,452

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	63,188	46,435

CASH AND CASH EQUIVALENTS AT END OF PERIOD	90,971	112,887

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

C.	Going concern uncertainty

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

During the three months ended March 31, 2025, the Company incurred a net loss of $747 thousands and used net cash flows in its operations of $265 thousands. As of March 31, 2025, the Company had unrestricted cash and cash equivalents of $91 thousands available to fund its operations, and an accumulated deficit of $28,409 thousands.

The Group’s management expects that the Group will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of March 31, 2025, management currently is of the opinion that its existing cash will be sufficient to fund operations until the end of the third quarter of 2025. As a result, there is substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 1 – GENERAL(continue)

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

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, the financial statements presented herein include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the three-months ended March 31, 2025. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2025.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on published on the OTCIQ, for the year ended December 31, 2024 from which the accompanying condensed consolidated balance sheet dated December 31, 2024 was derived.

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

NOTE 3 – INVESTMENT IN NON- CONSOLIDATED ENTITY

On August 14, 2024, the Company entered into an agreement with Terra Zone Ltd. (the “Terra Zone Agreement”) pursuant to which the Company purchased 448,029 ordinary shares of Terra Zone (4% on a fully diluted basis) in exchange for 5,000,000,000 shares of the Company’s common stock. The parties also agreed to a Mutual Option, exercisable by either party through the second anniversary of closing, to acquire additional shares on equivalent terms—446,697 Terra Zone shares for 5,208,338,520 Company shares.

Terra Zone operates in the cybersecurity field. On the same date, the parties entered into a Technology Cooperation Agreement to integrate Terra Zone’s technology with the Company’s cyber intelligence solutions to develop and market an endpoint security solution.

Under the cooperation agreement, up to $8 million in net sales (excluding specified fees) from the Bundled Solution shall be allocated 75% to the Company and 25% to Terra Zone. Above that threshold, net sales will be split equally.

The Company valued the Terra Zone shares at $500,000 based on the fair value of its own shares as of the agreement date. The Mutual Option is to be measured at fair value as it is not indexed to the Company’s own stock.

The fair value of the Mutual Option was estimated using the Black-Scholes option pricing model. The assumptions used to perform the calculations as of March 31, 2025 and December 31, 2024, are detailed below:

	March 31, 2025	December 31, 2024
Expected volatility (%)	260.10%	220.42%
Risk-free interest rate (%)	3.96%	4.21%
Expected dividend yield	0.0%	0.0%
Contractual term (years)	1.37	1.62
Conversion price	0.0001	0.0001
Underlying share price (U.S. dollars)	0.0001	0.0001
Fair value (U.S. dollars in thousands)	455,951	439,690

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – REDEEMABLE SHARES

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

The Company estimated the value of the Perpetual License purchased at $5,000,000 based on the fair value of Company’s shares at the agreement date. As of March 31, 2025 and December 31, 2024, no impairment was identified.

Additionally, the Company determined that in certain circumstances, beyond its control, the Consideration Shares may be obligated to be redeemed and therefore, classified the Consideration Shares as temporary equity pursuant to the guidance in ASC 815-40-25. As of December 31, 2024, The redeemable shares are presented at their carrying amount. As of March 31, 2025, the Uplisting was not completed and management estimates that it won’t be able to complete the Uplisting by the Uplisting Target Date and accordingly the redeemable shares are presented as part of long term liabilities.

NOTE 5 – COMMON STOCK

a.	In February and March 2025, the Company received subscription proceeds of $300,000 under the November 1, 2022, investment agreement with Mr. Baumeohll in respect of which he is entitled to 3,000,000,000 shares of the Company’s common stock, at a per share price of $0.0001.
b.	As of March 31 2024, Mr. Baumeohl is entitled to 15,551,836,667 shares of our common stock at a per share price ranging between $0.0001 and $0.0004.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - STOCK OPTIONS

1.	The following table presents the Company’s stock option activity during the three months ended March 31, 2025:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31,2024	32,102,000,000	0.0001
Granted	-	-
Exercised	-	-
Forfeited or expired	(500,000,000)	0.0001
Outstanding at March 31,2025	31,602,000,000	0.0001
Number of options exercisable at March 31, 2025	20,563,000,000	0.0001

The aggregate intrinsic value of the awards outstanding as of March 31, 2025 is 0. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.0001 as of March 31, 2025, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

The stock options outstanding as of March 31, 2025, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
	As of March 31, 2025
0.0001	31,602,000,000	1.32	20,563,000,000
	31,602,000,000	1.32	20,563,000,000

The stock options outstanding as of March 31, 2024, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
	As of March 31, 2024
0.001	36,602,000,000	2.50	14,000,000,000
	36,602,000,000	2.50	14,000,000,000

Compensation expense recorded by the Company in respect of its stock-based compensation awards for the three months ended March 31, 2025 and 2024 was $407,735 and $972,750, respectively and are included in the Statements of Operations.

As of March 31, 2025, the total share-based compensation costs not yet recognized related to unvested stock options was $729,629, which is expected to be recognized over the weighted-average remaining requisite service period of 1.28 years.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTIES

A.	Transactions and balances with related parties

	Three months ended March 31
	2025	2024
	(Unaudited)	(Unaudited)

General and administrative expenses:
Salaries and fees to officers	193,424	396,199
(*) of which share based compensation	144,731	352,171

Research and development expenses:
Salaries and fees to officers	39,129	49,191
(*) of which share based compensation	14,554	27,029

B.	Balances with related parties and officers:

	As of March 31,	As of December 31,
	2025	2024
	(Unaudited)

Other accounts liabilities	139,687	118,103
Liability for employee rights upon retirement	144,868	143,406
Long term loan from related party (*)	2,681,391	2,646,135

(*)	Received from UCG by December 31, 2021. The outstanding principal amounts shall bear interest at an annual rate of 7.5%.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT REPORTING

A.	Information about reported segment profit or loss and assets

The Company has two reportable segments: (i) global telecom, and (ii) cybersecurity technology.

The chief operating decision maker evaluates segment performance primarily based on segment operating loss.

The following table presents information about the Company’s reportable segments for the three months ended March 31, 2025 and 2024. The Company has not changed the composition of its reportable segments since its last annual report.

	Three months ended
	March 31
	2025	2024

Revenue from global telecom	41,520	9,162
Cost related to global telecom	(176,143)	(70,651)
Operating loss from global telecom	(134,623)	(61,489)

Revenue from cybersecurity technology	7,871	23,714
Cost related to cybersecurity technology	(41,401)	(40,949)
Marketing expenses	(3,814)	(27,199)
Operating loss from cybersecurity technology	(37,344)	(44,434)

Other research and development expenses	(71,779)	(121,250)
Professional services	(31,308)	(161,610)
Share base compensation	(407,735)	(972,750)
Other general and administrative expenses	(43,927)	(45,987)
Total Operating loss	(726,716)	(1,407,520)

Financing (expenses) income, net	(4,150)	109
Changes in fair value of commitment to issue shares	(16,261)	-
Loss before equity in net loss of equity investments	(747,127)	(1,407,411)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2025. Certain statements made in this discussion are “forward-looking statements” within the meaning of the private securities litigation reform act of 1995,. These statements are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by the Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Through the date of this report, CrossMobile signed up approximately 7,100 pre-paid contract subscribers, including B2B and B2C subscribers. CrossMobile intends during the next 12 months to build a strong telecom brand empowered by ‘state of the art’ technology, competitive pricing and a product mix including proprietary AI and WHEN’s cybersecurity solutions, being the core of the value added strategy.

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

The third step expected to be initiated by the second quarter of 2026 is to replicate the same scenario of combining Cyber Care and Mobile Telecom to other selected markets in North Africa, the USA and Europe.

Comparison of the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024

	Three months ended March 31, 2024
	2025	2024

Revenues	$49,391	32,876
Cost of revenues	(7,875)	(11,682)
Gross profit	41,516	21,194
Operating Expenses
Research and development expenses	(301,881)	(446,384)
Selling and marketing expenses	(3,814)	(27,199)
General and administrative expenses	(462,537)	(955,131)
Operating loss	(726,716)	(1,407,520)
Financing income (expenses), net	(4,150)	109
Changes in fair value of commitment to issue shares	(16,261)	-
Net loss	(747,127)	(1,407,411)
Net loss attributable to non-controlling interests	47,308	24,234
Net loss attributable to the Company’s stockholders	(699,819)	(1,383,177)

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

The following table discloses the breakdown of research and development expenses:

	Three Months Ended March 31,
	2025	2024
Salaries and related expenses	$78,660	75,483
Share-based compensation expenses	70,949	268,990
Subcontractors and other development costs	96,011	37,647
Depreciation and amortization	4,722	5,082
Rent and office maintenance	36,778	42,031
Other expenses	14,761	17,151
Total	$301,881	446,384

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related expenses, professional services and other expenses.

The following table discloses the breakdown of selling and marketing expenses:

	Three Months Ended March 31,
	2025	2024
Salaries and related expenses	3,814	27,199
Total	$3,814	27,199

We expect that our selling and marketing expenses will increase as we continue to increase our selling and marketing efforts in 2025 as we continue and increase our marketing efforts to build, through CrossMobile, new Telecom operators with standard packages of Voice, SMS and Data in Poland and International Roaming.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, professional services, rent and office maintenance and other non-personnel related expenses.

The following table discloses the breakdown of general and administrative expenses:

	Three Months Ended March 31
	2025	2024
Salaries and related expenses	$67,655	58,385
Share-based compensation expenses	336,786	703,759
Professional services	31,308	161,611
Rent and office maintenance	26,179	28,266
Other expenses	609	3,110
Total	$462,537	955,131

Revenues

Revenues for the three months ended March 31, 2025 and 2024 were $49,391 and $32,876, respectively. The increase in our revenues is primarily attributable to the increase in our telecom services provided through Cross Mobile and the continuous increase in number of signed up’s.

Research and Development Expenses. Research and development expenses consist of salaries and related expenses, share-based compensation expenses, consulting fees, service providers’ costs and overhead expenses. Research and development expenses decreased from $446,384 during the three months ended March 31, 2024 to $301,881 during the three months ended March 31, 2025. The decrease resulted primarily from decrease in non-cash share-based compensation expenses, partially offset by increase in consulting fees and service providers’ costs associated with our development activities.

Selling and Marketing Expenses. Selling and marketing expenses consist primarily of salaries and related expenses. Selling and marketing expenses for the three months ended March 31, 2025 amounted to $3,814 as compared to $27,199 for the three months ended March 31, 2024.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses, share-based compensation expenses and other non-personnel related expenses such as legal expenses. General and administrative expenses decreased from $955,131 for the three months ended March 31, 2024 to $462,537 in the three months ended March 31, 2024. The decrease is primarily attributed to the decrease in non-cash share-based compensation expenses and salaries and related expenses and in professional services.

Financing Income (expenses), Net. Financing income (expenses), net increased from $109 of financing income for the three months ended March 31, 2024 to financing expenses, net of $4,150 for the three months ended March 31, 2025. The increase in our financing expenses, net, is mainly a result of currency exchange differences between the Dollar and the New Israeli Shekel offset by increase in interest from related parties.

Net Loss. As a result of the foregoing, our net loss for the three months ended March 31, 2025 was $747,127 compared to $1,407,411 for the three months ended March 31, 2024.

Financial Condition, Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. At March 31, 2025 and 2024, we had current assets of $350,296 and $367,056, respectively, and total assets of $16,146,483 and $10,300,542 respectively. We had current liabilities of $1,333,100 and 775,664 as of March 31, 2025 and 2024, respectively and total liabilities of $5,555,143 as compared to $3,938,261 as of March 31, 2025 and 2024, respectively.

At March 31, 2025, we had a cash balance of $90,971 compared to the cash balance of $112,887 as of March 31, 2024. We have no cash equivalents.

At March 31, 2025, we had a negative working capital of $982,804 as compared with a working capital deficiency of $408,608 at March 31, 2024.

Financial Support

In November 2022, we entered into an investment agreement with George Baumeohl, our director, pursuant to which Mr. Baumeohl has agreed to support our operation by way of an equity investment of up to $3 million through August 2025, as needed. The agreement provides for sales of our common stock to Mr. Baumeohl at per share purchase prices ranging between $0.0003 and $0.0005. The Company and Mr. Baumeohl entered into an agreement as of August 14, 2024 pursuant to which all investments by Mr. Baumeohl during 2024 under the November 2022 investment agreement will be priced at a per share purchase price of $0.0001, retroactive to January 1, 2024. As of the date of this report, we received an aggregate of $1,969,767 from Mr. Baumeohl of which he was entitled to 15,551,836,667 shares of our common stock at a per share price ranging between $0.0001 and $0.0004.

Between January and August 2024, our subsidiary CrossMobile received from a third party advances in the aggregate amount of approximately $395,000. The funds have been used primarily for building IT infrastructure to be used in customer service and the provision of telecom services.

We will need to obtain additional funding in order to pursue our business plans. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts. Management believes that funds on hand, as well as the subscription proceeds that we are to receive on a periodic basis under the committed subscription agreements with our director, will enable us to fund our operations and capital expenditure requirements through the third quarter of 2025. Currently, we are substantially dependent on the periodic investment by our director and any disruption of this arrangement will likely materially adversely affect our business.

For the three months ended March 31, 2025, and as of the date of this report, we assessed our financial condition and concluded that based on our current and projected cash resources and commitments, as well as other factors mentioned above, there is a substantial doubt about our ability to continue as a going concern. We are planning to raise additional capital to continue our operations, as well as to explore additional avenues to increase revenues and reduce expenditures. However as of the date hereof, other than the commitment from our director under the investment agreement of November 2022, we do not have any commitments for same. We cannot be sure that future funding will be available to us on acceptable terms, or at all. Due to often volatile nature of the financial markets, equity and debt financing may be difficult to obtain. We may seek to raise any necessary additional capital through a combination of private or public equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights, future revenue streams, or product candidates or to grant licenses on terms that may not be favorable to us. If we raise additional capital through private or public equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Interim Chief Executive Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Interim Chief Executive Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on that evaluation, our management, including our Chief Executive Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2025.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2024, our management concluded that our internal control over financial reporting was not effective at December 31, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The limitation of the Company’s internal control over financial reporting was due to the applied risk-based approach which is indicative of many small companies with limited number of staff in corporate functions. The identified weakness were:

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

Changes in Internal Controls over Financial Reporting.

Except for the material weakness noted above, there have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS DA to Update

On or about, January 19, 2022, Eli Gal Levy (“EL”) filed a lawsuit in the Delaware Court of Chancery seeking to remove the restrictive legend from all the shares of Common Stock held by EL, which are approximately 23,000,000,000 shares. Trial was scheduled for May 5-6, 2025.

However, as of the date of this report on Form 10-Q, the parties have reached a tentative settlement agreement-in-principle and the parties are working on the terms. Accordingly, the court scheduled trial dates noted above have been cancelled.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not aware of any such legal proceedings or claims against us.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition, or future results.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS DA to Update

On November 1, 2022, we entered into an investment agreement with George Baumeohl, Company’s director, pursuant to which Mr. Baumeohl has agreed to support Company’s operation by way of an equity investment of up to $3 million, as needed.

On each of April 24 and 30, 2025, the Company received subscription proceeds of $50,000 and $50,000 respectively, under the investment agreement with Mr. Baumeohl in respect of which he is entitled to 1,000,000,000 shares of Common Stock which have not been issued as of the date of this report.

We relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) thereof and/or Regulation S promulgated by the SEC under the Act with respect to the issuance of such securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION:

During the fiscal quarter ended March 31, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.

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

WORLD HEALTH ENERGY HOLDINGS, INC.
(Registrant)

By:	/s/ Giora Rozensweig
Giora Rozensweig
Interim Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Date:	May 20, 2025

