Form 10-Q
period 2025-06-30
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2025-08-14
CIK 943535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended June 30, 2025; or

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

As of August 14, 2025, there were issued and outstanding 550,834,347,495 shares of the registrant’s common stock, par value $0.00001 per share, were outstanding.

WORLD HEALTH ENERGY HOLDINGS, INC.

Form 10-Q

June 30, 2025

i

WORLD HEALTH ENERGY HOLDINGS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2025

(UNAUDITED)

WORLD HEALTH ENERGY HOLDINGS, INC.

UNAUDITED CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(U.S. dollars except share and per share data)

	June 30, 2025	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	28,282	63,188
Accounts receivable, net of allowance for credit losses of $2,832 and $2,887 as of June 30, 2025 and December 31, 2024. Respectively	38,444	27,668
Inventory	9,730	17,605
Other current assets	204,285	188,071
Total Current assets	280,741	296,532

Non-current assets
Operating lease right-of-use asset	52,405	94,471
Long term prepaid expenses	27,424	25,356
Property and equipment, net	36,815	43,146
Funds in respect of employee rights upon termination	37,889	53,840
Investment in non-consolidated entity (Note 3)	911,379	911,379
Intangible assets	14,693,958	14,693,958
Total non-current assets	15,759,870	15,822,150

Total assets	16,040,611	16,118,682

Liabilities and Stockholders’ Deficit
Current Liabilities
Short term credit	337,871	397,567
Accounts payable	148,109	109,649
Short term operating lease liability	55,081	82,054
Other current liabilities	763,624	675,124
Total Current Liabilities	1,304,685	1,264,394
Non-current Liabilities
Liability for employee rights upon retirement	261,085	218,130
Long term loan from parent company	2,717,040	2,646,135
Long term operating lease liability	-	6,839
Fair value of commitment to issue shares (Note 3)	955,929	439,690
Deferred tax liability	872,456	872,456
Redeemable shares (Note 4)	5,000,000	-
Total non-current liabilities	9,806,510	4,183,250

Total liabilities	11,111,195	5,447,644
Redeemable shares (Note 4)	-	5,000,000
Stockholders’ Deficit (Note 5)
Series A preferred stock $0.0007 par value, 10,000,000 shares authorized, 5,000,000 shares issued and outstanding as of June 30, 2025, and December 31, 2024	3,500	3,500
Common stock $0.00001 par value, 750,000,000,000 shares authorized as of June 30, 2025 and December 31, 2024. 550,834,347,495 shares issued and outstanding as of June 30, 2025 and December 31, 2024.	67,212,651	67,212,651
Additional paid-in capital	(30,241,410)	(30,933,394)
Treasury stock at cost – 20,000,000,000 shares of common stock	(8,000,000)	(8,000,000)
Proceeds on account of shares	2,070,173	1,570,173
Accumulated other comprehensive loss	(58,952)	(6,552)
Accumulated deficit	(29,630,246)	(27,709,196)
Total Company’s stockholders’ equity	1,355,716	2,137,182
Non-controlling interests	3,573,700	3,533,856
Total stockholders’ equity	4,929,416	5,671,038
Total liabilities and stockholders’ equity	16,040,611	16,118,682

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars except share and per share data)

	Six months ended June 30		Three months ended June 30
	2025	2024	2025	2024

Revenues	104,492	51,923	55,101	19,047
Cost of sales	(11,811)	(34,548)	(3,936)	(22,866)
Gross profit	92,681	17,375	51,165	(3,819)
Research and development expenses	(650,071)	(824,583)	(348,190)	(378,199)
Selling and marketing expenses	(31,485)	(93,825)	(27,671)	(66,626)
General and administrative expenses	(864,369)	(1,641,147)	(401,832)	(686,016)
Operating loss	(1,453,244)	(2,542,180)	(726,528)	(1,134,660)
Finance expenses, net	(46,496)	(7,585)	(42,346)	(7,694)
Changes in fair value of commitment to issue shares	(516,239)	-	(499,978)	-
Loss before income taxes	(2,015,979)	(2,549,765)	(1,268,852)	(1,142,354)
Income tax expense	(13,633)	-	(13,633)	-
Net loss	(2,029,612)	(2,549,765)	(1,282,485)	(1,142,354)
Net loss attributable to non-controlling interests	108,563	67,328	61,254	43,094
Net loss attributable to the Company’s stockholders	(1,921,049)	(2,482,437)	(1,221,231)	(1,099,260)

Basic and diluted net loss per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	565,807,569,981	523,198,089,951	567,302,621,891	523,633,953,701

Comprehensive loss:
Net loss	(2,029,612)	(2,549,765)	(1,282,485)	(1,142,354)
Other comprehensive loss - Foreign currency translation adjustments	(52,400)	1,488	(31,844)	2,609
Comprehensive loss	(2,082,012)	(2,548,277)	(1,314,329)	(1,139,745)
Net - loss attributable to non-controlling interests	108,563	67,328	61,254	43,094
Other comprehensive loss attributable to non-controlling interests	(51,594)	1,430	(31,844)	2,507
Comprehensive loss attributable to the Company’s stockholders	(2,025,043)	(2,479,519)	(1,284,919)	(1,094,144)

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(U.S. dollars, except share and per share data)

	Series A Preferred Stock		Common Stock		Additional	Proceeds on		Accumulated Other		Total Company’s stockholders’	Non-	Total stockholders’
	Number of Shares	Amount	Number of Shares	Amount	paid-in capital	account of shares	Treasury shares	Comprehensive Income	Accumulated deficit	equity (deficit)	Controlling Interest	equity (deficit)

BALANCE AS OF DECEMBER 31, 2024	5,000,000	3,500	550,834,347,495	67,212,651	(30,933,394)	1,570,173	(8,000,000)	(6,552)	(27,709,196)	2,137,182	3,533,856	5,671,038
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2025:
Share-based payment to employees and services providers	-	-	-	-	407,735	-	-	-	-	407,735	-	407,735
Proceeds on account of shares	-	-	-	-	-	300,000	-	-	-	300,000	-	300,000
Other comprehensive loss	-	-	-	-	-	-	-	(20,556)	-	(20,556)	(19,750)	(40,306)
Net loss	-	-	-	-	-	-	-	-	(699,819)	(699,819)	(47,308)	(747,127)
BALANCE AS OF MARCH 31, 2025	5,000,000	3,500	550,834,347,495	67,212,651	(30,525,659)	(*)1,870,173	(8,000,000)	(27,108)	(28,409,015)	2,124,542	3,466,798	5,591,340
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED JUNE 30, 2025:
Share-based payment to employees and services providers					284,249					284,249	-	284,249
Conversion of loan to equity in subsidiary by non-controlling interest										-	200,000	200,000
Proceeds on account of shares						200,000				200,000		200,000
Other comprehensive loss								(31,844)		(31,844)	(31,844)	(63,688)
Net loss									(1,221,231)	(1,221,231)	(61,254)	(1,282,485)
BALANCE AS OF JUNE 30, 2025	5,000,000	3,500	550,834,347,495	67,212,651	(30,241,410)	(*)2,070,173	(8,000,000)	(58,952)	(29,630,246)	1,355,716	3,573,700	4,929,416

(*)	Note 5

WORLD HEALTH ENERGY HOLDINGS, INC.

UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(U.S. dollars, except share and per share data)

	Series A Preferred Stock		Common Stock		Additional	Proceeds on		Accumulated Other		Total Company’s stockholders’	Non-	Total stockholders’
	Number of Shares	Amount	Number of Shares	Amount	paid-in capital	account of shares	Treasury shares	Comprehensive Income	Accumulated deficit	equity (deficit)	Controlling Interest	equity (deficit)

BALANCE AS OF DECEMBER 31, 2023	5,000,000	3,500	520,796,074,663	67,162,651	(33,985,758)	450,000	(8,000,000)	(17,779)	(23,015,196)	2,597,418	3,731,549	6,328,967
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2024:
Share-based payment to employees and services providers	-	-	-	-	972,750		-	-	-	972,750	-	972,750
Proceeds on account of shares	-	-	-	-	-	470,173	-	-	-	470,173	-	470,173
Other comprehensive loss	-	-	-	-	-	-	-	(1,121)	-	(1,121)	(1,077)	(2,198)
Net loss	-	-	-	-					(1,383,177)	(1,383,177)	(24,234)	(1,407,411)
BALANCE AS OF MARCH 31, 2024	5,000,000	3,500	520,796,074,663	67,162,651	(33,013,008)	920,173	(8,000,000)	(18,900)	(24,398,373)	2,656,043	3,706,238	6,362,281
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED JUNE 30, 2024:
Share-based payment to employees and services providers	-	-	-	-	869,292	-	-	-	-	869,292	-	869,292
Proceeds on account of shares	-	-	-	-	-	300,000	-	-	-	300,000	-	300,000
Other comprehensive loss	-	-	-	-	-	-	-	2,609	-	2,609	2,507	5,116
Net loss	-	-	-	-					(1,099,260)	(1,099,260)	(43,094)	(1,142,354)
BALANCE AS OF JUNE 30, 2024	5,000,000	3,500	520,796,074,663	67,162,651	(32,143,716)	1,220,173	(8,000,000)	(16,291)	(25,497,633)	2,728,684	3,665,651	6,394,335

WORLD HEALTH ENERGY HOLDINGS, INC.

UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars)

	Six months ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(2,029,612)	(2,549,765)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation	9,416	9,815
Changes in liability for employee rights upon retirement	58,906	22,257
Changes in fair value of commitment to issue shares	516,239	-
Share-based compensation expense	691,984	1,842,042
Interest on loans from related parties	104,906	-
Change in operating lease	8,254	107
Change in accounts receivable	(10,776)	27,541
Change in other current assets	(4,841)	(42,129)
Change in accounts payable	38,460	(27,165)
Change in other accounts liabilities	(14,176)	(64,729)
Net cash used in operating activities	(631,240)	(782,026)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans repaid by (granted to) related parties	-	(37,816)
Increase in funds in respect of employee rights upon retirement	-	(4,108)
Purchase of property and equipment	(3,085)	(3,346)
Net cash used in investing activities	(3,085)	(45,270)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan received from related party	100,736	133,395
Proceeds on account of shares	500,000	770,173
Net cash provided by financing activities	600,736	903,568

Effect of exchange rate changes on cash and cash equivalents	(1,317)	3,100

INCREASE IN CASH AND CASH EQUIVALENTS	(34,906)	79,372

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	63,188	46,435

CASH AND CASH EQUIVALENTS AT END OF PERIOD	28,282	125,807

Supplemental disclosure of cash flow information:
Non cash transactions:
Initial recognition of operating lease liability	-	64,497
Conversion of loan to equity in subsidiary by non-controlling interest	200,000	-

Cash paid during the period:
Income taxes	13,633	-

The accompanying notes are an integral part of the condensed consolidated financial statement

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

During the six months ended June 30, 2025, the Company incurred a net loss of $2,030 thousands and used net cash flows in its operations of $631 thousands. As of June 30, 2025, the Company had unrestricted cash and cash equivalents of $28 thousands available to fund its operations, and an accumulated deficit of $29,630 thousands.

The Group’s management expects that the Group will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of June 30, 2025, management currently is of the opinion that its existing cash will be sufficient to fund operations until the end of the third quarter of 2025. As a result, there is substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

Following the October 7th attacks by Hamas terrorists in Israel’s southern border, Israel declared war against Hamas and since then, Israel has been involved in military conflicts with Hamas, Hezbollah, a terrorist organization based in Lebanon, and Iran, both directly and through proxies like the Houthi movement in Yemen and other terrorist organizations. Additionally, following the fall of the Assad regime in Syria, Israel has conducted limited military operations targeting the Syrian army, Iranian military assets and infrastructure linked to Hezbollah and other Iran-supported groups. Although certain ceasefire agreements have been reached with Hamas and Lebanon (with respect to Hezbollah), and some Iranian proxies have declared a halt to their attacks, there is no assurance that these agreements will be upheld, military activity and hostilities continue to exist at varying levels of intensity, and the situation remains volatile, with the potential for escalation into a broader regional conflict involving additional terrorist organizations and possibly other countries. Also, the fall of the Assad regime in Syria may create geopolitical instability in the region.

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

On June 12, 2025, Israel launched Operation “Nation Rises Like a Lion”, a direct military campaign targeting Iranian nuclear and military infrastructure in response to escalating threats posed by Iran’s long-range missile deployment and intelligence reports indicating imminent coordinated attacks. This action resulted in increased regional instability and led to the temporary shutdown of our operations in Israel for several days.

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

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, the financial statements presented herein include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the six-months ended June 30, 2025. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2025.

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

Principles of Consolidation

The consolidated financial statements are prepared in accordance with GAAP. The consolidated financial statements of the Company include WHEN and its wholly-owned as well as a subsidiary in which the Company holds less than 50% of the voting interests but consolidates due to control obtained through a mutual control agreement with the Company’s Chief Executive Officer. All inter-company balances and transactions have been eliminated.

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

NOTE 3 – INVESTMENT IN NON- CONSOLIDATED ENTITY

On August 14, 2024, the Company signed an agreement with Terra Zone Ltd. (the “Terra Zone Agreement”) pursuant to which the Company purchased 448,029 ordinary shares of Terra Zone (4% on a fully diluted basis) in exchange for 5,000,000,000 shares of the Company’s common stock. The parties also agreed to a Mutual Option, exercisable by either party through the second anniversary of closing, to acquire additional shares on equivalent terms—446,697 Terra Zone shares for 5,208,338,520 Company shares.

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

After the balance sheet date the Company exercised its right under the Mutual Option for an additional 446,697 shares of Terrazone, see note 8 below.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – INVESTMENT IN NON- CONSOLIDATED ENTITY (continue)

The fair value of the Mutual Option was estimated using the Black-Scholes option pricing model. The assumptions used to perform the calculations as of June 30, 2025 and December 31, 2024, are detailed below:

	June 30, 2025	December 31, 2024
Expected volatility (%)	292.76%	220.42%
Risk-free interest rate (%)	3.96%	4.21%
Expected dividend yield	0.0%	0.0%
Contractual term (years)	1.12	1.62
Conversion price	0.0001	0.0001
Underlying share price (U.S. dollars)	0.0002	0.0001
Fair value (U.S. dollars)	955,929	439,690

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

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – REDEEMABLE SHARES (continue)

Additionally, the Company determined that in certain circumstances, beyond its control, the Consideration Shares may be obligated to be redeemed and therefore, classified the Consideration Shares as temporary equity pursuant to the guidance in ASC 815-40-25. As of December 31, 2024, the redeemable shares are presented at their carrying amount.

As of June 30, 2025, the Company did not meet the Uplisting Target Date as defined under the IHQ Agreement. In addition, the Company elected not to pay the $5 million license fee required to obtain the Perpetual License. On July 28, 2025, pursuant to its rights under the agreement, IHQ provided written notice to the Company of its termination of the IHQ Agreement and the return to the Company of all of the Consideration Shares. Following the termination, the Company will derecognize the intangible assets and redeemable shares previously recorded in connection with the IHQ Agreement in the quarter ending September 30, 2025.

NOTE 5 – COMMON STOCK

a.	During the six months ended June 30, 2025, the Company received subscription proceeds of $500,000 under the November 1, 2022, investment agreement with Mr. Baumeohll in respect of which he is entitled to 5,000,000,000 shares of the Company’s common stock, at a per share price of $0.0001.
b.	As of June 30 2025, Mr. Baumeohl is entitled to 18,051,836,667 shares of our common stock at a per share price ranging between $0.0001 and $0.0004.

NOTE 6 - STOCK OPTIONS

1.	The following table presents the Company’s stock option activity during the three months ended June 30, 2025:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31,2024	32,102,000,000	0.0001
Granted	-	-
Exercised	-	-
Forfeited or expired	(500,000,000)	0.0001
Outstanding at March 31,2025	31,602,000,000	0.0001
Granted	-	-
Exercised	-	-
Forfeited or expired	(2,000,000)	0.0001
Outstanding at June 30,2025	31,600,000,000	0.0001
Number of options exercisable at June 30, 2025	24,900,000,000	0.0001

The aggregate intrinsic value of the awards outstanding as of June 30, 2025 is $3,760,000. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.0002 as of June 30, 2025, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

The stock options outstanding as of June 30, 2025, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
	As of June 30, 2025
0.0001	31,600,000,000	1.15	24,900,000,000
	31,600,000,000	1.15	24,900,000,000

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - STOCK OPTIONS (continue)

The stock options outstanding as of June 30, 2024, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
	As of June 30, 2024
0.0001	38,602,000,000	2.13	20,525,500,000
	38,602,000,000	2.13	20,525,500,000

Compensation expense recorded by the Company in respect of its stock-based compensation awards for the six months ended June 30, 2025 and 2024 was $691,984 and $1,842,042, respectively and are included in the Statements of Operations.

As of June 30, 2025, the total share-based compensation costs not yet recognized related to unvested stock options was $475,534, which is expected to be recognized over the weighted-average remaining requisite service period of 1.03 years.

NOTE 7 – RELATED PARTIES

A.	Transactions and balances with related parties

	Six months ended June 30		Three months ended June 30
	2025	2024	2025	2024

General and administrative expenses:
Salaries and fees to officers	356,291	721,475	162,867	325,276
(*) of which share based compensation	240,842	634,458	96,111	282,287

Research and development expenses:
Salaries and fees to officers	79,653	91,621	40,524	42,430
(*) of which share based compensation	24,950	47,821	10,396	20,792

B.	Balances with related parties and officers:

	As of June 30,	As of December 31,
	2025	2024
	(Unaudited)

Short term credit	330,934	391,366
Other accounts liabilities	153,600	118,103
Liability for employee rights upon retirement	164,364	143,406
Long term loan from related party (*)	2,717,040	2,646,135

(*)	Received from UCG by December 31, 2021. The outstanding principal amounts shall bear interest at an annual rate of 7.5%.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT REPORTING

A.	Information about reported segment profit or loss and assets

The Company has two reportable segments: (i) global telecom, and (ii) cybersecurity technology.

The chief operating decision maker evaluates segment performance primarily based on segment operating loss.

The following table presents information about the Company’s reportable segments for the six months ended June 30, 2025 and 2024. The Company has not changed the composition of its reportable segments since its last annual report.

	Six months ended June 30		Three months ended June 30
	2025	2024	2025	2024

Revenue from global telecom	92,478	22,939	50,958	13,777
Cost related to global telecom	(421,323)	(169,158)	(248,771)	(98,507)
Operating loss from global telecom	(328,845)	(146,219)	(197,813)	(84,730)

Revenue from cybersecurity technology	12,014	28,984	4,143	5,270
Cost related to cybersecurity technology	(139,207)	(93,002)	(82,583)	(52,053)
Marketing expenses	(31,485)	(93,825)	(27,672)	(66,626)
Operating loss from cybersecurity technology	(158,678)	(157,843)	(106,112)	(113,409)

Other research and development expenses	(165,342)	(213,571)	(93,562)	(92,321)
Professional services	(76,174)	(97,846)	(44,792)	63,764
Share base compensation	(691,984)	(1,842,042)	(284,249)	(869,292)
Other general and administrative expenses	(32,221)	(84,659)	-	(38,672)
Total Operating loss	(1,453,244)	(2,542,180)	(726,528)	(1,134,660)

Financing (expenses) income, net	(46,496)	(7,585)	(42,346)	(7,694)
Changes in fair value of commitment to issue shares	(516,239)	-	(499,978)	-
Loss before taxes and equity in net loss of equity investments	(2,015,979)	(2,549,765)	(1,268,852)	(1,142,354)
Income tax expenses	(13,633)	-	(13,633)	-
Net loss	(2,029,612)	(2,549,765)	(1,282,485)	(1,142,354

NOTE 9 – SUBSEQUENT INFORMATION

On August 14, 2025, the Company exercised its right under the Mutual Option referred to in Note 3 above for an additional 446,697 shares of Terrazone representing an additional 4% of Terrazone Ltd. Shares in consideration of the issuance of 5,208,338,520 Company shares.

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

AI Powered Vision

We are building Neural Nexus, an AI-powered protective intelligence platform integrating telecommunications infrastructure, advanced cybersecurity, and behavioral analytics into one unified network. The company’s ecosystem includes KidGuard/Care4Kids, OTOGRAPH, CrossMobile, and TerraZone, delivering multi-layered, real-time data ingestion and analysis to predict, prevent, and mitigate threats for both enterprise (B2B) and consumer (B2C) markets.

Through CrossMobile, a full-core MVNO, WHEN offers mobile telecom services enhanced by proprietary AI-driven cybersecurity, creating a new standard for value-added telecom and security solutions. OTOGRAPH provides enterprise-grade behavioral threat detection, while KidGuard/Care4Kids protects children and families from online risks through advanced monitoring and behavioral analysis.

Our initial market rollout focuses on the United States, establishing Neural Nexus as a national-scale predictive intelligence framework and operational model for global expansion into Europe, North Africa, and beyond. Subject to securing additional growth capital, WHEN intends to accelerate market penetration, expand strategic partnerships, and position Neural Nexus as the foundation for next-generation protective intelligence worldwide.

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

As of 2023, there were 323.99 million smartwatch users worldwide, according to scoop.market.us. This number is expected to increase to 740.53 million by 2029 https://scoop.market.us/smart-wearables-statistics/. The same tool used to monitor and analyze children’s mental well-being can also be used by parents. It can provide them with a complete and comprehensive picture of their own state of mind—helping them profile their emotional and mental patterns. This isn’t just useful for understanding their children, but also for personal growth, emotional regulation, and overall self-development.

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

Through the date of this report, CrossMobile signed up approximately 10,000 pre-paid contract subscribers, including B2B and B2C subscribers. CrossMobile intends during the next 12 months to build a strong telecom brand empowered by ‘state of the art’ technology, competitive pricing and a product mix including proprietary AI and WHEN’s cybersecurity solutions, being the core of the value added strategy.

Following the first step, our next planned strategy is to add the advanced B2B and B2B Cyber Care bundled with the audio-video systems and security cameras solution and offer them as an integrated part of our GSM solutions. This will give our B2B the possibility to use the AI and BBA as a tool to increase not only security but as well efficiency in sales organizations where soft skills, emotions and personal relations are crucial. At the heart of CrossMobile’s differentiation strategy is its innovative product mix, which includes proprietary AI-driven solutions and advanced cybersecurity offerings. These unique value-added services are designed to meet the evolving needs of modern consumers, attracting and retaining a loyal customer base

1 Global Telecom Services Market Size Report, 2021-2028. (2022). Retrieved 21 August 2022, from https://www.grandviewresearch.com/industry-analysis/global-telecom-services-market

2 Insights, F. (2022). With 13.4% CAGR, Global Cyber Security Market Size to Surpass USD 376.32 Billion in 2029. Retrieved 21 August 2022, from https://www.globenewswire.com/news-release/2022/06/14/2461786/0/en/With-13-

4-CAGR-Global-Cyber-Security-Market-Size-to-Surpass-USD-376-32-Billion-in-2029.html

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

Expansion of Operations in the United States

We have commenced a strategic expansion of our operations in the United States, reinforcing both our management and operational infrastructure to support accelerated growth. This expansion is anchored by an intensive marketing initiative aimed at introducing our B2B and B2C product portfolio to well-defined target segments, beginning with SG’s parental system for monitoring children’s behavior. As the first phase of our global rollout, we marketing Neural Nexus as the foundation for next-generation protective intelligence referred to above. This market entry will serve as the launchpad for global deployment, enabling us to refine operational models, regulatory compliance frameworks, and partner integrations in one of the world’s most complex and competitive environments.

To maximize market penetration, we are working closely with experienced marketing consultants to develop and execute tailored campaigns designed to reach and engage our priority customer groups. These campaigns will leverage both traditional and digital channels, with a focus on creating strong brand awareness and establishing a competitive market presence.

The U.S. market represents a significant growth opportunity due to its scale, diverse demographics, and openness to innovative solutions. Subject to securing additional growth capital, we intend to substantially increase the scope, frequency, and geographic reach of our marketing activities. Our goal is to build a sustainable U.S. footprint, establish strategic partnerships, and position the company for long-term revenue growth in this key market.

Comparison of the Three Months Ended June 30, 2025 to the Three Months Ended June 30, 2024

	Three months ended June 30, 2024
	2025	2024

Revenues	$55,101	19,047
Cost of revenues	(3,936)	(22,866)
Gross profit	51,165	(3,819)
Operating Expenses
Research and development expenses	(348,190)	(378,199)
Selling and marketing expenses	(27,671)	(66,626)
General and administrative expenses	(401,832)	(686,016)
Operating loss	(726,528)	(1,134,660)
Financing expenses, net	(42,346)	(7,694)
Changes in fair value of commitment to issue shares	(499,978)	-
Loss before income taxes	(1,268,852)	(1,142,354)
Income tax expense	(13,633)	-
Net loss	(1,282,485)	(1,142,354)
Net loss attributable to non-controlling interests	61,254	43,094
Net loss attributable to the Company’s stockholders	(1,221,231)	(1,099,260)

Revenues

Our total revenue consists of sales of our products and services.

Cost of revenues

Our cost of revenues includes cost of products and services sold.

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

The following table discloses the breakdown of research and development expenses:

	Three Months Ended June 30,
	2025	2024
Salaries and related expenses	$105,016	72,374
Share-based compensation expenses	50,946	201,955
Subcontractors and other development costs	131,794	42,729
Depreciation and amortization	4,694	4,733
Rent and office maintenance	16,370	16,532
Other expenses	39,370	39,876
Total	$348,190	378,199

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related expenses, professional services and other expenses.

The following table discloses the breakdown of selling and marketing expenses:

	Three Months Ended June 30,
	2025	2024
Salaries and related expenses	22,746	66,626
Other expenses	4,925	-
Total	$27,671	66,626

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

The following table discloses the breakdown of general and administrative expenses:

	Three Months Ended June 30
	2025	2024
Salaries and related expenses	$100,359	59,186
Share-based compensation expenses	233,303	667,337
Professional services	44,866	(63,765)
Rent and office maintenance	13,997	22,202
Other expenses	9,307	1,056
Total	$401,832	686,016

Revenues

Revenues for the three months ended June 30, 2025 and 2024 were $55,101 and 19,047, respectively. The increase in our revenues is primarily attributable to the increase in our telecom services provided through Cross Mobile and the continuous increase in number of signed up’s.

Research and Development Expenses. Research and development expenses consist of salaries and related expenses, share-based compensation expenses, consulting fees, service providers’ costs and overhead expenses. Research and development expenses decreased from $378,199 during the three months ended June 30, 2024 to $348,190 during the three months ended June 30, 2025. The decrease resulted primarily from decrease in non-cash share-based compensation expenses, partially offset by increase in consulting fees and service providers’ costs associated with our development activities.

Selling and Marketing Expenses. Selling and marketing expenses consist primarily of salaries and related expenses. Selling and marketing expenses for the three months ended June 30, 2025 amounted to $27,671 as compared to $66,626 for the three months ended June 30, 2024. The decrease resulted primarily from decrease in salaries and related expenses.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses, share-based compensation expenses and other non-personnel related expenses such as legal expenses. General and administrative expenses decreased from $686,016 for the three months ended June 30, 2024 to $401,832 in the three months ended June 30, 2025. The decrease is primarily attributed to the decrease in non-cash share-based compensation expenses partially offset by increase in salaries and related expenses and in professional services.

Financing expenses, Net. Financing expenses, net increased from $7,694 of financing income for the three months ended June 30, 2024 to financing expenses, net of $42,346 for the three months ended June 30, 2025. The increase in our financing expenses, net, is mainly a result of increase in interest from related parties.

Net Loss. As a result of the foregoing, our net loss for the three months ended June 30, 2025 was $1,282,485 compared to $1,142,354 for the three months ended June 30, 2024.

Comparison of the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024

	Six months ended June 30
	2025	2024

Revenues	$104,492	51,923
Cost of revenues	(11,811)	(34,548)
Gross profit	92,681	17,375
Operating Expenses
Research and development expenses	(650,071)	(824,583)
Selling and marketing expenses	(31,485)	(93,825)
General and administrative expenses	(864,369)	(1,641,147)
Operating loss	(1,453,244)	(2,542,180)
Financing expenses, net	(46,496)	(7,585)
Changes in fair value of commitment to issue shares	(516,239)	-
Loss before income taxes	(2,015,979)	(2,549,765)
Income tax expense	(13,633)	-
Net loss	(2,029,612)	(2,549,765)
Net loss attributable to non-controlling interests	108,563	67,328
Net loss attributable to the Company’s stockholders	(1,921,049)	(2,482,437)

Revenues

Our total revenue consists of sales of our products and services.

Cost of revenues

Our cost of revenues includes cost of products and services sold.

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

The following table discloses the breakdown of research and development expenses:

	Six Months Ended June 30,
	2025	2024
Salaries and related expenses	$183,676	147,857
Share-based compensation expenses	121,895	470,946
Subcontractors and other development costs	227,805	80,376
Depreciation and amortization	9,416	9,815
Rent and office maintenance	34,795	58,562
Other expenses	72,484	57,027
Total	$650,071	824,583

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related expenses, professional services and other expenses.

The following table discloses the breakdown of selling and marketing expenses:

	Six Months Ended June 30,
	2025	2024
Salaries and related expenses	22,746	77,112
Other expenses	8,739	16,713
Total	$31,485	93,825

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

The following table discloses the breakdown of general and administrative expenses:

	Six Months Ended June 30
	2025	2024
Salaries and related expenses	$168,014	117,571
Share-based compensation expenses	570,089	1,371,096
Professional services	76,174	97,846
Rent and office maintenance	40,176	50,468
Other expenses	9,916	4,166
Total	$864,369	1,641,147

Revenues

Revenues for the six months ended June 30, 2025 and 2024 were $104,492 and $51,923 respectively. The increase in our revenues is primarily attributable to the increase in our telecom services provided through Cross Mobile and the continuous increase in number of subscribers.

Research and Development Expenses. Research and development expenses consist of salaries and related expenses, share-based compensation expenses, consulting fees, service providers’ costs and overhead expenses. Research and development expenses decreased from $824,583 during the six months ended June 30, 2024 to $650,071 during the six months ended June 30, 2025. The decrease resulted primarily from decrease in non-cash share-based compensation expenses, partially offset by increase in consulting fees and service providers’ costs associated with our development activities.

Selling and Marketing Expenses. Selling and marketing expenses consist primarily of salaries and related expenses. Selling and marketing expenses for the six months ended June 30, 2025 amounted to $31,485 as compared to $93,825 for the six months ended June 30, 2024. The decrease is mainly attributed to decrease in salaries and related expenses.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses, share-based compensation expenses and other non-personnel related expenses such as legal expenses. General and administrative expenses decreased from $1,641,147 for the six months ended June 30, 2024 to $864,369 in the six months ended June 30, 2025. The decrease is primarily attributed to the decrease in non-cash share-based compensation expenses and in professional services, partially offset by increase in salaries and related expenses.

Financing expenses, Net. Financing expenses, net increased from $7,585 of financing expenses for the six months ended June 30, 2024 to financing expenses, net of $46,496 for the six months ended June 30, 2025. The increase in our financing expenses, net, is mainly a result of increase in interest from related parties offset by decrease of currency exchange differences between the Dollar and the New Israeli Shekel.

Net Loss. As a result of the foregoing, our net loss for the six months ended June 30, 2025 was $2,029,612 compared to $2,549,765 for the six e months ended June 30, 2024.

Financial Condition, Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. At June 30, 2025 and 2024, we had current assets of $280,741 and $383,566, respectively, and total assets of $16,040,611 and $10,360,869 respectively. We had current liabilities of $1,304,685 and 790,393 as of June 30, 2025 and 2024, respectively and total liabilities of $11,111,195 as compared to $3,966,534 as of June 30, 2025 and 2024, respectively.

At June 30, 2025, we had a cash balance of $28,282 compared to the cash balance of $125,807 as of June 30, 2024. We have no cash equivalents.

At June 30, 2025, we had a negative working capital of $1,023,944 as compared with a working capital deficiency of $406,827 at June 30, 2024.

Financial Support

In November 2022, we entered into an investment agreement with George Baumeohl, our director, pursuant to which Mr. Baumeohl has agreed to support our operation by way of an equity investment of up to $3 million through August 2025, as needed. The agreement provides for sales of our common stock to Mr. Baumeohl at per share purchase prices ranging between $0.0003 and $0.0005. The Company and Mr. Baumeohl entered into an agreement as of August 14, 2024 pursuant to which all investments by Mr. Baumeohl during 2024 under the November 2022 investment agreement will be priced at a per share purchase price of $0.0001, retroactive to January 1, 2024. As of the date of this report, we received an aggregate of $2,844,767 from Mr. Baumeohl in respect of which he was entitled to 18,051,836,667 shares of our common stock at a per share price ranging between $0.0001 and $0.0004.

Between January and August 2025, our subsidiary CrossMobile received from a third  party advances in the aggregate amount of approximately $100,000. The funds have been used primarily for building IT infrastructure to be used in customer service and the provision of telecom services.

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

For the six months ended June 30, 2025, and as of the date of this report, we assessed our financial condition and concluded that based on our current and projected cash resources and commitments, as well as other factors mentioned above, there is a substantial doubt about our ability to continue as a going concern. We are planning to raise additional capital to continue our operations, as well as to explore additional avenues to increase revenues and reduce expenditures. However as of the date hereof, other than the commitment from our director under the investment agreement of November 2022, we do not have any commitments for same. We cannot be sure that future funding will be available to us on acceptable terms, or at all. Due to often volatile nature of the financial markets, equity and debt financing may be difficult to obtain. We may seek to raise any necessary additional capital through a combination of private or public equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights, future revenue streams, or product candidates or to grant licenses on terms that may not be favorable to us. If we raise additional capital through private or public equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Interim Chief Executive Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Interim Chief Executive Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on that evaluation, our management, including our Chief Executive Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2025.

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

Changes in Internal Controls over Financial Reporting.

Except for the material weakness noted above, there have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On each of June 8 and 17, 2025, the Company received subscription proceeds of $50,000 and $50,000 respectively, under the investment agreement with Mr. Baumeohl in respect of which he is entitled to 1,000,000,000 shares of Common Stock which have not been issued as of the date of this report.

We relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) thereof and/or Regulation S promulgated by the SEC under the Act with respect to the issuance of such securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION:

During the fiscal quarter ended June 30, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.

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

WORLD HEALTH ENERGY HOLDINGS, INC.
(Registrant)

By:	/s/ Giora Rozensweig
Giora Rozensweig
Interim Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Date:	August 14, 2025

