Form 10-Q
period 2025-09-30
WORLD HEALTH ENERGY HOLDINGS, INC.
filed 2025-11-19
CIK 943535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended September 30, 2025; or

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

As of November 19, 2025, there were issued and outstanding 550,834,347,495 shares of the registrant’s common stock, par value $0.00001 per share, were outstanding.

WORLD HEALTH ENERGY HOLDINGS, INC.

Form 10-Q

September 30, 2025

i

WORLD HEALTH ENERGY HOLDINGS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2025

(UNAUDITED)

WORLD HEALTH ENERGY HOLDINGS, INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(U.S. dollars except share and per share data)

	September 30,	December 31,
	2025	2024
Assets
Current Assets
Cash and cash equivalents	125,254	63,188
Restricted cash	156
Accounts receivable, net of allowance for credit losses of $3,185 and $2,832 as of September 30, 2025 and December 31, 2024. Respectively	38,015	27,668
Inventory	8,824	17,605
Other current assets	189,170	188,071
Total Current assets	361,419	296,532

Non-current assets
Operating lease right-of-use asset	30,807	94,471
Long term prepaid expenses	17,646	25,356
Property and equipment, net	35,060	43,146
Funds in respect of employee rights upon termination	53,840	53,840
Investment in non-consolidated entity (Note 3)	911,379	911,379
Intangible assets	9,693,958	14,693,958
Total non-current assets	10,742,690	15,822,150

Total assets	11,104,109	16,118,682

Liabilities and Stockholders’ Deficit
Current Liabilities
Short term credit	333,130	397,567
Accounts payable	211,223	109,649
Short term operating lease liability	32,454	82,054
Other current liabilities	807,656	675,124
Total Current Liabilities	1,384,463	1,264,394
Non-current Liabilities
Liability for employee rights upon retirement	290,998	218,130
Long term loan from parent company	2,753,080	2,646,135
Long term operating lease liability	-	6,839
Fair value of commitment to issue shares (Note 3)	894,147	439,690
Deferred tax liability	872,456	872,456
Total non-current liabilities	4,810,681	4,183,250

Total liabilities	6,195,144	5,447,644
Redeemable shares (Note 4)	-	5,000,000
Stockholders’ Deficit (Note 5)
Series A preferred stock $0.0007 par value, 10,000,000 shares authorized, 5,000,000 shares issued and outstanding as of September 30, 2025, and December 31, 2024	3,500	3,500
Common stock $0.00001 par value, 750,000,000,000 shares authorized as of September 30, 2025 and December 31, 2024. 550,834,347,495 shares issued and outstanding as of September 30, 2025 and December 31, 2024.	67,212,651	67,212,651
Additional paid-in capital	(30,029,803)	(30,933,394)
Treasury stock at cost – 20,000,000,000 shares of common stock	(8,000,000)	(8,000,000)
Proceeds on account of shares	2,375,173	1,570,173
Accumulated other comprehensive loss	(54,960)	(6,552)
Accumulated deficit	(30,122,260)	(27,709,196)
Total Company’s stockholders’ equity	1,384,301	2,137,182
Non-controlling interests	3,524,664	3,533,856
Total stockholders’ equity	4,908,965	5,671,038
Total liabilities and stockholders’ equity	11,104,109	16,118,682

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars except share and per share data)

	Nine months ended		Three months ended
	September 30		September 30
	2025	2024	2025	2024

Revenues	169,825	123,173	65,333	71,250
Cost of sales	(281,868)	(86,532)	(270,057)	(51,984)
Gross profit (loss)	(112,043)	36,641	(204,724)	19,266
Research and development expenses	(736,069)	(1,280,767)	(85,998)	(456,184)
Selling and marketing expenses	(40,302)	(140,504)	(8,817)	(46,679)
General and administrative expenses	(1,147,371)	(2,232,494)	(283,002)	(591,347)
Operating loss	(2,035,785)	(3,617,124)	(582,541)	(1,074,944)
Finance expenses, net	(110,975)	5,983	(64,479)	13,568
Changes in fair value of commitment to issue shares	(454,457)	14,863	61,782	14,863
Loss before income taxes	(2,601,217)	(3,596,278)	(585,238)	(1,046,513)
Income tax expenses	(13,633)	-	-	-
Net loss	(2,614,850)	(3,596,278)	(585,238)	(1,046,513)
Net loss attributable to non-controlling interests	201,786	148,863	93,224	81,535
Net loss attributable to the Company’s stockholders	(2,413,064)	(3,447,415)	(492,014)	(964,978)

Basic and diluted net loss per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	567,023,684,162	536,813,361,989	569,416,256,625	542,707,474,474

Comprehensive loss:
Net loss	(2,614,850)	(3,596,278)	(585,238)	(1,046,513)
Other comprehensive loss - Foreign currency translation adjustments	(48,408)	(25,088)	3,992	(28,006)
Comprehensive loss	(2,663,258)	(3,621,366)	(581,246)	(1,074,519)
Net - loss attributable to non-controlling interests	201,786	148,863	93,224	81,535
Other comprehensive loss attributable to non-controlling interests	(47,565)	(10,139)	4,029	(13,723)
Comprehensive loss attributable to the Company’s stockholders	(2,509,037)	(3,482,642)	(483,993)	(1,006,707)

The accompanying notes are an integral part of the condensed consolidated financial statements.

WORLD HEALTH ENERGY HOLDINGS, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(U.S. dollars, except share and per share data)

	Series A Preferred Stock		Common Stock		Additional	Proceeds on			Accumulated Other		Total Company’s stockholders’	Non-	Total stockholders’
	Number of Shares	Amount	Number of Shares	Amount	paid-in capital	account of shares		Treasury shares	Comprehensive Income	Accumulated deficit	equity (deficit)	Controlling Interest	equity (deficit)

BALANCE AS OF DECEMBER 31, 2024	5,000,000	3,500	550,834,347,495	67,212,651	(30,933,394)	1,570,173		(8,000,000)	(6,552)	(27,709,196)	2,137,182	3,533,856	5,671,038
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2025:
Share-based payment to employees and services providers	-	-	-	-	407,735	-		-	-	-	407,735	-	407,735
Proceeds on account of shares	-	-	-	-	-	300,000		-	-	-	300,000	-	300,000
Other comprehensive loss	-	-	-	-	-	-		-	(20,556)	-	(20,556)	(19,750)	(40,306)
Net loss	-	-	-	-	-	-		-	-	(699,819)	(699,819)	(47,308)	(747,127)
BALANCE AS OF MARCH 31, 2025	5,000,000	3,500	550,834,347,495	67,212,651	(30,525,659)	1,870,173	(*)	(8,000,000)	(27,108)	(28,409,015)	2,124,542	3,466,798	5,591,340
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED JUNE 30, 2025:
Share-based payment to employees and services providers	-	-	-	-	284,249	-		-	-	-	284,249	-	284,249
Conversion of loan to equity in subsidiary by non-controlling interest	-	-	-	-	-	-		-	-	-	-	200,000	200,000
Proceeds on account of shares	-	-	-	-	-	200,000		-	-	-	200,000	-	200,000
Other comprehensive loss	-	-	-	-	-	-		-	(31,844)	-	(31,844)	(31,844)	(63,688)
Net loss	-	-	-	-	-	-		-	-	(1,221,231)	(1,221,231)	(61,254)	(1,282,485)
BALANCE AS OF JUNE 30, 2025	5,000,000	3,500	550,834,347,495	67,212,651	(30,241,410)	2,070,173		(8,000,000)	(58,952)	(29,630,246)	1,355,716	3,573,700	4,929,416
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED SEPTEMBER 30, 2025:
Share-based payment to employees and services providers	-	-	-	-	171,815	-		-	-	-	171,815	-	171,815
Proceeds on account of shares	-	-	-	-	-	305,000		-	-	-	305,000	-	305,000
Capital contributions from non-controlling interests	-	-	-	-	39,792	-		-	-	-	39,792	40,159	79,951
Other comprehensive loss	-	-	-	-	-	-		-	3,992	-	3,992	4,029	8,021
Net loss	-	-	-	-	-	-		-	-	(492,014)	(492,014)	(93,224)	(585,238)
BALANCE AS OF SEPTEMBER 30, 2025	5,000,000	3,500	550,834,347,495	67,212,651	(30,029,803)	2,375,173	(*)	(8,000,000)	(54,960)	(30,122,260)	1,384,301	3,524,664	4,908,965

(*)	Note 5

WORLD HEALTH ENERGY HOLDINGS, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(U.S. dollars, except share and per share data)

	Series A Preferred Stock		Common Stock		Additional	Proceeds on		Accumulated Other		Total Company’s stockholders’	Non-	Total stockholders’
	Number of Shares	Amount	Number of Shares	Amount	paid-in capital	account of shares	Treasury shares	Comprehensive Income	Accumulated deficit	equity (deficit)	Controlling Interest	equity (deficit)

BALANCE AS OF DECEMBER 31, 2023	5,000,000	3,500	520,796,074,663	67,162,651	(33,985,758)	450,000	(8,000,000)	(17,779)	(23,015,196)	2,597,418	3,731,549	6,328,967
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2024:
Share-based payment to employees and services providers	-	-	-	-	972,750		-	-	-	972,750	-	972,750
Proceeds on account of shares	-	-	-	-	-	470,173	-	-	-	470,173	-	470,173
Other comprehensive loss	-	-	-	-	-	-	-	(1,121)	-	(1,121)	(1,077)	(2,198)
Net loss	-	-	-	-					(1,383,177)	(1,383,177)	(24,234)	(1,407,411)
BALANCE AS OF MARCH 31, 2024	5,000,000	3,500	520,796,074,663	67,162,651	(33,013,008)	920,173	(8,000,000)	(18,900)	(24,398,373)	2,656,043	3,706,238	6,362,281
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED JUNE 30, 2024:
Share-based payment to employees and services providers	-	-	-	-	869,292	-	-	-	-	869,292	-	869,292
Proceeds on account of shares	-	-	-	-	-	300,000	-	-	-	300,000	-	300,000
Other comprehensive loss	-	-	-	-	-	-	-	2,609	-	2,609	2,507	5,116
Net loss	-	-	-	-					(1,099,260)	(1,099,260)	(43,094)	(1,142,354)
BALANCE AS OF JUNE 30, 2024	5,000,000	3,500	520,796,074,663	67,162,651	(32,143,716)	1,220,173	(8,000,000)	(16,291)	(25,497,633)	2,728,684	3,665,651	6,394,335
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED SEPTEMBER 30, 2025:
Share-based payment to employees and services providers	-	-	-	-	601,321	-	-	-	-	601,321	-	601,321
Proceeds on account of shares	-	-	-	-	-	650,000	-	-	-	650,000	-	650,000
Deemed Dividend	-	-	-	-	(689,825)	689,825	-	-	-	-	-	-
Other comprehensive loss	-	-	-	-	-	-	-	(14,283)	-	(14,283)	(13,723)	(28,006)
Issuance of redeemable shares	-	-	25,038,272,832	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(964,978)	(964,978)	(81,535)	(1,046,513)
BALANCE AS OF SEPTEMBER 30, 2024	5,000,000	3,500	545,834,347,495	67,162,651	(32,232,220)	2,559,998	(8,000,000)	(30,574)	(26,462,611)	3,000,744	3,570,393	6,571,137

WORLD HEALTH ENERGY HOLDINGS, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars)

	Nine months ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(2,614,850)	(3,596,278)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation	13,924	14,493
Changes in liability for employee rights upon retirement	72,868	25,473
Changes in fair value of commitment to issue shares	454,457	(14,863)
Share-based compensation expense	863,799	2,443,363
Interest on loans from related parties	136,524	-
Change in operating lease	7,224	2,079
Change in accounts receivable	(10,347)	27,186
Change in other current assets	20,640	(59,050)
Change in accounts payable	101,575	(33,471)
Change in other accounts liabilities	38,985	(44,834)
Net cash used in operating activities	(915,201)	(1,235,902)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans granted to related parties	-	(91,653)
Increase in funds in respect of employee rights upon retirement	-	5,739
Purchase of property and equipment	(5,838)	(4,336)
Net cash used in investing activities	(5,838)	(90,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital contributions from non-controlling interests	79,951	-
Loan received from related party	100,736	414,333
Proceeds on account of shares	805,000	920,173
Net cash provided by financing activities	985,687	1,334,506

Effect of exchange rate changes on cash and cash equivalents	(2,426)	4,882

INCREASE IN CASH AND CASH EQUIVALENTS	62,222	13,236

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	63,188	46,435

CASH AND CASH EQUIVALENTS AT END OF PERIOD	125,410	59,671
Supplemental disclosure of cash flow information:
Non cash transactions:
Initial recognition of operating lease liability	-	64,497
Conversion of loan to equity in subsidiary by non-controlling interest	200,000	-
Redeemable shares issued for the purchase of intangible assets	-	5,000,000
Issue of share in exchange for shares and options received	-	911,378

Cash paid during the period:
Income taxes	13,633	-

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

During the nine months ended September 30, 2025, the Company incurred a net loss of $2,615 thousands and used net cash flows in its operations of $915 thousands. As of September 30, 2025, the Company had unrestricted cash and cash equivalents of $125 thousands available to fund its operations, and an accumulated deficit of $30,122 thousands.

The Group’s management expects that the Group will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of September 30, 2025, management currently is of the opinion that its existing cash will be sufficient to fund operations until November, 2025. As a result, there is substantial doubt regarding the Company’s ability to continue as a going concern.

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

On September 10, 2025, a ceasefire agreement was reached between Israel and Hamas, effectively ending the large-scale military operations in the Gaza Strip. As part of the agreement, all remaining living Israeli hostages in Gaza have been released and returned to Israel. A number of deceased hostages remains are to be returned, and the parties continue to cooperate in that process. The ceasefire has generally held as of the date of these financial statements, although the security situation remains fragile, and the risk of renewed hostilities persists.

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

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, the financial statements presented herein include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the nine-months ended September 30, 2025. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2025.

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

NOTE 3 – INVESTMENT IN NON- CONSOLIDATED ENTITY

On August 14, 2024, the Company signed an agreement with Terra Zone Ltd. (the “Terra Zone Agreement”) pursuant to which the Company purchased 448,029 ordinary shares of Terra Zone (4% on a fully diluted basis) in exchange for 5,000,000,000 shares of the Company’s common stock. The parties also agreed to a Mutual Option, exercisable by either party through the second anniversary of closing, to acquire additional shares on equivalent terms of 446,697 Terra Zone shares for 5,208,338,520 Company shares.

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

As part of the agreement, the parties agreed that the pre-money valuation of Terra Zone Ltd. was $50 million. However, according to ASC321, the Company valued the Terra Zone shares based on the fair value of its own shares as of the agreement date. The mutual option is to be measured at fair value as it is not indexed to the Company’s own stock market price.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – INVESTMENT IN NON- CONSOLIDATED ENTITY (continued)

The fair value of the Mutual Option was estimated using the Black-Scholes option pricing model. The assumptions used to perform the calculations as of September 30, 2025 and December 31, 2024, are detailed below:

	September 30, 2025	December 31, 2024
Expected volatility (%)	269.85%	220.42%
Risk-free interest rate (%)	3.68%	4.21%
Expected dividend yield	0.0%	0.0%
Contractual term (years)	0.87	1.62
Conversion price	0.0001	0.0001
Underlying share price (U.S. dollars)	0.0002	0.0001
Fair value (U.S. dollars in thousands)	894,147	439,690

NOTE 4 – REDEEMABLE SHARES

On July 2, 2024, the Company, entered into and executed an agreement (the “IHQ Agreement”) with Intent HQ Limited (“IHQ”), a company incorporated under the laws of England and Wales pursuant to which IHQ invested and granted the Company a worldwide, royalty-free, perpetual, nonexclusive, sublicensable, irrevocable license to IHQ’s Edge SDK, in both source-code and object-code formats and associated documentation (collectively, the “Perpetual License”). In consideration of the Perpetual License the Company issued 25,038,272,832 shares (the “Consideration Shares”) of Company’s common stock (the “Common Stock”). The Consideration Shares represented approximately 4.8% of the issued and outstanding share capital of the Company following such issuance. Under the terms of the IHQ Agreement, IHQ also undertook to provide professional consulting services to enable the Company to implement, develop and commercialize its own and joined products based on the product materials or any portions or derivative works thereof, all subject to the terms and conditions set forth therein.

The strategic alliance represented by this agreement sought to leverage WHEN’s cybersecurity products in combination with IHQ’s modules to introduce to the market novel products in the cybersecurity field applicable to both the business and individual level.

Under the terms of the IHQ Agreement, the Company undertook to complete an uplisting (the “Uplisting”) of its shares of Common Stock on NYSE, NASDAQ or the Chicago Board Options Exchange on or prior to June 28, 2025 (the “Uplisting Target Date”).

In addition, the Company may at any time prior to the Uplisting Target Date, at its sole discretion without any obligation whatsoever, pay IHQ in cash $5 million dollar as a license fee for the Perpetual License, upon which the entirety of the Consideration Shares shall be returned to the Company. If the Uplisting occurs on or before the Uplisting Target Date, then upon Uplisting the Perpetual License shall be deemed to have been fully paid for by the issuance of the Consideration Shares, and all of IHQ’s rights of termination of the Agreement and rights related to cancellation of Lock Up shall terminate and no longer be in force and effect. However, if the Uplisting does not occur before the Uplisting Target Date and, or the Company has not paid $5 million license fee for the Perpetual License, then IHQ has the right, within 30 days of the Uplisting Target Date, to terminate the Agreement and return to WHEN all of the Consideration Shares.

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

On July 28, 2025, pursuant to its rights under the agreement, IHQ provided written notice to the Company of its termination of the IHQ Agreement and the return to the Company of all of the Consideration Shares. As of the date of these financial statements, the Consideration Shares have not yet been assigned back to the Company; however, upon their re-assignment to the Company, the Company expects to record the shares as treasury shares at their par value. Following the termination, the Company derecognized the intangible assets and redeemable shares previously recorded in connection with the IHQ Agreement in the balance sheet ending September 30, 2025.

NOTE 5 – COMMON STOCK

a.	During the nine months ended September 30, 2025, the Company received subscription proceeds of $805,000 under the November 1, 2022, investment agreement with Mr. Baumeohl, in respect of which he is entitled to 8,050,000,000 shares of the Company’s common stock, at a per share price of $0.0001.
b.	As of September 30 2025, Mr. Baumeohl is entitled to 21,101,836,667 shares of our common stock at a per share price ranging between $0.0001 and $0.0004.

NOTE 6 - STOCK OPTIONS

1.	The following table presents the Company’s stock option activity during the three months ended September 30, 2025:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2024	32,102,000,000	0.0001
Granted	-	-
Exercised	-	-
Forfeited or expired	(500,000,000)	0.0001
Outstanding at March 31, 2025	31,602,000,000	0.0001
Granted	-	-
Exercised	-	-
Forfeited or expired	(2,000,000)	0.0001
Outstanding at June 30, 2025	31,600,000,000	0.0001
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at September 30, 2025	31,600,000,000	0.0001
Number of options exercisable at September 30, 2025	24,950,000,000	0.0001

The aggregate intrinsic value of the awards outstanding as of September 30, 2025 is $3,760,200. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.0002 as of September 30, 2025, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

The stock options outstanding as of September 30, 2025, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
	As of September 30, 2025
0.0001	31,600,000,000	0.89	24,900,000,000
	31,600,000,000	0.89	24,900,000,000

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - STOCK OPTIONS (continue)

The stock options outstanding as of September 30, 2024, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
	As of September 30, 2024
0.0001	38,602,000,000	2.13	22,525,500,000
	38,602,000,000	2.13	22,525,500,000

Compensation expense recorded by the Company in respect of its stock-based compensation awards for the nine months ended September 30, 2025 and 2024 was $863,799 and $2,443,363, respectively and are included in the Statements of Operations.

As of September 30, 2025, the total share-based compensation costs not yet recognized related to unvested stock options was $425,369, which is expected to be recognized over the weighted-average remaining requisite service period of 1.22 years.

NOTE 7 – RELATED PARTIES

A.	Transactions and balances with related parties

	Nine months ended September 30		Three months ended September 30
	2025	2024	2025	2024

General and administrative expenses:
Salaries and fees to officers	456,463	979,506	100,172	258,031
(*) of which share based compensation	290,475	851,006	49,633	216,548

Research and development expenses:
Salaries and fees to officers	110,237	127,078	30,584	35,457
(*) of which share based compensation	31,188	62,375	6,238	14,554

B.	Balances with related parties and officers:

	As of September 30,	As of December 31,
	2025	2024
	(Unaudited)

Short term credit	333,130	-
Other accounts liabilities	143,618	118,103
Liability for employee rights upon retirement	172,370	143,406
Long term loan from related party (*)	2,753,080	2,646,135

(*)	Received from UCG by December 31, 2021. The outstanding principal amounts shall bear interest at an annual rate of 7.5%.

WORLD HEALTH ENERGY HOLDINGS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT REPORTING

A.	Information about reported segment profit or loss and assets

The Company has two reportable segments: (i) global telecom, and (ii) cybersecurity technology.

The chief operating decision maker evaluates segment performance primarily based on segment operating loss.

The following table presents information about the Company’s reportable segments for the nine and three months ended September 30, 2025 and 2024. The Company has not changed the composition of its reportable segments since its last annual report.

	Nine months ended		Three months ended
	September 30		September 30
	2025	2024	2025	2024

Revenue from global telecom	155,236	49,925	62,758	26,986
Cost related to global telecom	(669,472)	(393,421)	(248,149)	(224,263)
Operating loss from global telecom	(514,236)	(343,496)	(185,391)	(197,277)

Revenue from cybersecurity technology	14,589	73,249	2,574	44,264
Cost related to cybersecurity technology	(136,850)	(174,532)	2,357	(81,529)
Marketing expenses	(40,302)	(140,504)	(8,817)	(46,679)
Operating loss from cybersecurity technology	(162,563)	(241,787)	(3,886)	(83,944)

Other research and development expenses	(249,987)	(308,442)	(84,645)	(94,871)
Professional services	(115,650)	(152,153)	(39,476)	(54,307)
Share base compensation	(863,799)	(2,443,363)	(171,815)	(601,321)
Other general and administrative expenses	(129,550)	(127,883)	(97,328)	(43,224)
Total Operating loss	(2,035,785)	(3,617,124)	(582,541)	(1,074,944)

Financing (expenses) income, net	(110,975)	5,983	(64,479)	13,568
Changes in fair value of commitment to issue shares	(454,457)	14,863	61,782	14,863
Loss before taxes and equity in net loss of equity investments	(2,601,217)	(3,596,278)	(585,238)	(1,046,513)

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

Investment in Terra Zone

On August 14, 2024, the Company signed an agreement with Terra Zone Ltd. (the “Terra Zone Agreement”) pursuant to which the Company purchased 448,029 ordinary shares of Terra Zone (4% on a fully diluted basis at such time) in exchange for 5,000,000,000 shares of the Company’s common stock. The Company’s investment in Terra Zone was based on an agreed upon a pre-money valuation of Terra Zone by the parties at such time of $50 million.

Terra Zone operates in the cybersecurity field. On the same date, the parties entered into a Technology Cooperation Agreement to integrate Terra Zone’s technology with the Company’s cyber intelligence solutions to develop and market an endpoint security solution.

The parties also agreed to a mutual option, exercisable by either party through the second anniversary of closing, to acquire additional shares on equivalent terms of 446,697 Terra Zone shares for 5,208,338,520 Company shares.

Under the cooperation agreement signed by the parties, up to $8 million in net sales (excluding specified fees) from the bundled solution incorporating technologi4s of each party as are to be allocated 75% to the Company and 25% to Terra Zone. Above that threshold, net sales will be split equally.

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

Mobile telecom GSM

The global telecom services market size was valued at USD $172.32 billion in 2023 and is expected to expand at a compound annual growth rate (CAGR) of 6.2% from 2023 to 20301. The global cyber security market size is projected to grow from billion in 2023 to $424.97 billion in 2030, at a CAGR of 4.51%2 during the forecast years. By combining the telecom focus with our existing cyber security product offering, our plan is to bring to market a new standard of service in value added telecom and security solutions for B2B and B2C customers alike.

Through the date of this report, CrossMobile signed up approximately 11,000 pre-paid contract subscribers, including B2B and B2C subscribers. CrossMobile intends during the next 12 months to build a strong telecom brand empowered by ‘state of the art’ technology, competitive pricing and a product mix including proprietary AI and WHEN’s cybersecurity solutions, being the core of the value added strategy.

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

Expansion of Operations in the United States

We are moving ahead with the strategic expansion of our operations in the United States, reinforcing both our management and operational infrastructure to support accelerated growth. This expansion is anchored by an intensive marketing initiative aimed at introducing our B2B and B2C product portfolio to well-defined target segments, beginning with SG’s parental system for monitoring children’s behavior. As the first phase of our global rollout, we marketing Neural Nexus as the foundation for next-generation protective intelligence referred to above. This market entry will serve as the launchpad for global deployment, enabling us to refine operational models, regulatory compliance frameworks, and partner integrations in one of the world’s most complex and competitive environments.

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

Comparison of the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024

	Three months ended September 30
	2025	2024

Revenues	$65,333	71,250
Cost of revenues	(270,057)	(51,984)
Gross profit	(204,724)	19,266
Operating Expenses
Research and development expenses	(85,998)	(456,184)
Selling and marketing expenses	(8,817)	(46,679)
General and administrative expenses	(283,002)	(591,347)
Operating loss	(582,541)	(1,074,944)
Financing income (expenses), net	(64,479)	28,431
Changes in fair value of commitment to issue shares	61,782	-
Net loss	(585,238)	(1,046,513)
Net loss attributable to non-controlling interests	93,224	81,535
Net loss attributable to the Company’s stockholders	(492,014)	(964,978)

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

The following table discloses the breakdown of research and development expenses:

	Three Months Ended September 30,
	2025	2024
Salaries and related expenses	$94,521	$78,219
Share-based compensation expenses	39,743	152,521
Subcontractors and other development costs	(71,430)	202,573
Depreciation and amortization	4,507	4,678
Rent and office maintenance	18,657	18,193
Total	$85,998	$456,184

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related expenses, professional services and other expenses.

The following table discloses the breakdown of selling and marketing expenses:

	Three Months Ended September 30,
	2025	2024
Salaries and related expenses	7,748	38,069
Other expenses	1,069	8,610
Total	$8,817	$46,679

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, professional services, rent and office maintenance and other non-personnel related expenses.

The following table discloses the breakdown of general and administrative expenses:

	Three Months Ended September 30
	2025	2024
Salaries and related expenses	$79,532	63,951
Share-based compensation expenses	132,072	448,802
Professional services	36,461	54,307
Rent and office maintenance	34,937	24,287
Total	$283,002	$591,347

Revenues

Revenues for the three months ended September 30, 2025 and 2024 were $65,333 and $71,250, respectively. The decrease in our revenues resulted primarily from decrease in revenues associated with our cybersecurity technology segment offset by increase in sales associated with our global telecom segment.

Research and Development Expenses. Research and development expenses consist of salaries and related expenses, share-based compensation expenses, consulting fees, service providers’ costs and overhead expenses. Research and development expenses decreased from $456,184 during the three months ended September 30, 2024 to $85,998 during the three months ended September 30, 2025. The decrease resulted primarily from decrease in share based compensation expenses and professional services allocated to cost of sales.

Selling and Marketing Expenses. Selling and marketing expenses consist primarily of salaries and related expenses. Selling and marketing expenses for the three months ended September 30, 2025 amounted to $8,817 as compared to $46,679 for the three months ended September 30, 2024. The decrease in our selling and marketing expenses resulted primarily from decrease in salaries and related expenses.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses, share-based compensation expenses and other non-personnel related expenses such as legal expenses. General and administrative expenses decreased from $591,347 for the three months ended September 30, 2024 to $283,002 in the three months ended September 30, 2025. The decrease is primarily attributed to the decrease in non-cash share-based compensation expenses and professional services expenses.

Financing Income (expenses), Net. Financing expenses, net amounted to $64,479 for the three months ended September 2025 as compared to financing income of $28,431 for the three months ended September 30, 2024. The increase in financing expenses, net is mainly a result of currency exchange differences between the Dollar and the New Israeli Shekel.

Net Loss. As a result of the foregoing, our net loss for the three months ended September 30, 2025 was $585,238 compared to $1,046,513 for the three months ended September 30, 2024.

Comparison of the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024

Summary of Results of Operations

	Nine months ended
	September 30
	2025	2024

Revenues	$169,825	123,173
Cost of revenues	(281,868)	(86,532)
Gross profit	(112,043)	36,641
Operating Expenses
Research and development expenses	(736,069)	(1,280,767)
Selling and marketing expenses	(40,302)	(140,504)
General and administrative expenses	(1,147,371)	(2,232,494)
Operating loss	(2,035,785)	(3,617,124)
Financing income, net	(110,977)	20,846
Changes in fair value of commitment to issue shares	(454,455)	-
Loss before income taxes	(2,601,217)	(3,596,278)
Income tax expenses	(13,633)	-
Net loss	(2,614,850)	(3,596,278)
Net loss attributable to non-controlling interests	201,786	148,863
Net loss attributable to the Company’s stockholders	(2,413,064)	(3,447,415)

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

The following table discloses the breakdown of research and development expenses:

	Nine Months Ended September 30
	2025	2024
Salaries and related expenses	$278,197	$226,076
Share-based compensation expenses	161,638	623,467
Subcontractors and other development costs	103,527	294,636
Depreciation and amortization	13,923	14,493
Rent and office maintenance	53,452	76,755
Other expenses	125,332	45,340
Total	$736,069	$1,280,767

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related expenses, professional services and other expenses.

The following table discloses the breakdown of selling and marketing expenses:

	Nine Months Ended September 30
	2025	20243
Salaries and related expenses	$30,495	$115,181
Other expenses	9,807	25,323
Total	$40,302	$140,504

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses, professional services, rent and office maintenance and other non-personnel related expenses.

The following table discloses the breakdown of general and administrative expenses:

	Nine Months Ended September 30
	2025	2024
Salaries and related expenses	$247,546	$181,522
Share-based compensation expenses	702,161	1,819,898
Professional services	112,634	152,153
Rent and office maintenance	72,189	77,484
Other expenses	12,841	1,437
Total	$1,147,371	$2,232,494

Revenues

Revenues for the nine months ended September 30, 2025 and 2024 were $169,825 and $123,173, respectively. The increase in our revenues primarily attributable to the increase in our telecom services provided through Cross Mobile and the continued increase in number of subscribers, partially offset by decrease in revenues associated with our cybersecurity technology segment.

Research and Development Expenses. Research and development expenses consist of salaries and related expenses, share-based compensation expenses, consulting fees, service providers’ costs and overhead expenses. Research and development expenses decreased from $736,069 during the nine months ended September 30, 2025 to $1,280,767 during the nine months ended September 30, 2024. The decrease resulted primarily from decrease in share based compensation expenses and professional services which were allocated to cost of sales.

Selling and Marketing Expenses. Selling and marketing expenses consist primarily of professional fees. Selling and marketing expenses for the nine months ended September 30, 2025 amounted to $40,302 as compared to $140,504 for the nine months ended September 30, 2024. The decrease is primarily attributable to decrease in salaries and related expenses .

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses, share-based compensation expenses and other non-personnel related expenses such as legal expenses. General and administrative expenses decreased from $2,232,494 for the nine months ended September 30, 2024 to $1,147,371 in the nine months ended September 30, 2025. The decrease is primarily attributed to the decrease in non-cash share-based compensation expenses and in professional services, partially offset by increase in salaries and related expenses.

Financing Income (expenses), Net. Financing expenses, net increased from $20,846 of financing income for the nine months ended September 30, 2024 to financing expenses, net of $110,977 for the nine months ended September 30, 2025. The increase in financing expenses, net is mainly a result of currency exchange differences between the Dollar and the New Israeli Shekel and interest expenses from related parties.

Net Loss. As a result of the foregoing, our net loss for the nine months ended September 30, 2025 was $2,614,850 compared to $3,596,278 for the nine months ended September 30, 2024.

Financial Condition, Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. At September 30, 2025 and 2024, we had current assets of $361,419 and $388,217, respectively, and total assets of $11,104,109 and $16,242,118 respectively. We had current liabilities of $1,384,463 and 1,116,355 as of September 30, 2025 and 2024, respectively and total liabilities of $6,195,144 as compared to $4,670,981 as of September 30, 2025 and 2024, respectively.

At September 30, 2025, we had a cash balance of $125,254 compared to the cash balance of $59,671 as of September 30, 2024. We have no cash equivalents.

At September 30, 2025, we had a negative working capital of $1,023,044 as compared with a working capital deficiency of $728,138 at September 30, 2024.

Financial Support

In November 2022, we entered into an investment agreement with George Baumeohl, our director, pursuant to which Mr. Baumeohl has agreed to support our operation by way of an equity investment of up to $3 million through August 2025, as needed. The agreement provided for sales of our common stock to Mr. Baumeohl at per share purchase prices ranging between $0.0003 and $0.0005. The Company and Mr. Baumeohl entered into an agreement as of August 14, 2024 pursuant to which all investments by Mr. Baumeohl during 2024 under the November 2022 investment agreement will be priced at a per share purchase price of $0.0001, retroactive to January 1, 2024. As of the date of this report, we received an aggregate of $3,149,767  from Mr. Baumeohl in respect of which he was entitled to 21,101,836,667 shares of our common stock at a per share price ranging between $0.0001 and $0.0004,which represents the entire investment amount under the investment agreement.

Between January and November 2025, our subsidiary CrossMobile received from a third party advances in the aggregate amount of approximately $183,000. The funds have been used primarily for building IT infrastructure to be used in customer service and the provision of telecom services.

We will need to obtain additional funding in order to pursue our business plans. To date, we have been funded in large measure by the periodic investments remitted by our director Mr. Baumeohl, which have been remitted in full. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts. Management believes that funds on hand will enable us to fund our operations and capital expenditure requirements through the end of 2025.

For the nine months ended September 30, 2025, and as of the date of this report, we assessed our financial condition and concluded that based on our current and projected cash resources and commitments, as well as other factors mentioned above, there is a substantial doubt about our ability to continue as a going concern. We are planning to raise additional capital to continue our operations, as well as to explore additional avenues to increase revenues and reduce expenditures. However as of the date hereof, we do not have any commitments for same. We cannot be sure that future funding will be available to us on acceptable terms, or at all. Due to often volatile nature of the financial markets, equity and debt financing may be difficult to obtain. We may seek to raise any necessary additional capital through a combination of private or public equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights, future revenue streams, or product candidates or to grant licenses on terms that may not be favorable to us. If we raise additional capital through private or public equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Interim Chief Executive Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Interim Chief Executive Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on that evaluation, our management, including our Chief Executive Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2025.

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

Changes in Internal Controls over Financial Reporting.

Except for the material weakness noted above, there have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about, January 19, 2022, Eli Gal Levy (“EL”) filed a lawsuit in the Delaware Court of Chancery seeking to remove the restrictive legend from all the shares of Common Stock held by EL, which are approximately 23,000,000,000 shares. Trial was scheduled for May 5-6, 2025. However, as the parties have commenced settlement talks, which as of the date of this report continue, the scheduled trial dates have been cancelled.

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

a.	On September 4, 2025 and September 30, 2025, the Company received subscription proceeds of $30,000 and $180,000, respectively, under the investment agreement with Mr. Baumeohl in respect of which he is entitled to 3,050,000,000 shares of Common Stock which have not been issued as of the date of this report.

We relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) thereof and/or Regulation S promulgated by the SEC under the Act with respect to the issuance of such securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION:

(i) During the fiscal quarter ended September 30, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.

(ii) The Company previously reported that on August 14, 2025, it exercised its right under the mutual option referred to in Note 3 above for an additional 446,697 shares of Terrazone in consideration of the issuance of 5,208,338,520 Company shares. Subsequently the Company and Terra Zone have agreed to recall such exercise by the Company.

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

+ Management Agreement

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD HEALTH ENERGY HOLDINGS, INC.
(Registrant)

By:	/s/ Giora Rozensweig
Giora Rozensweig
Interim Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Date:	November 19, 2025

